Form 10-Q
period 2018-08-31
Greenland Acquisition Corp.
filed 2018-10-11
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

(86) 010-53607082
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of October 10, 2018, there were 5,782,000 ordinary shares, no par value, issued and outstanding.

GREENLAND ACQUISTION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

CONDENSED BALANCE SHEET

AS OF AUGUST 31, 2018

(Unaudited)

ASSETS
Current assets
Cash	$911,942
Prepaid expenses and other current assets	114,087
Total Current Assets	1,026,029

Marketable securities held in Trust Account	44,071,066
Total Assets	$45,097,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$46,129
Total Current Liabilities	46,129

Deferred underwriting fees	978,556
Total Liabilities	1,024,685

Commitments

Ordinary shares subject to possible redemption, 3,899,442 shares at redemption value	39,072,409

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 1,882,558 shares issued and outstanding (excluding 3,899,442 shares subject to possible redemption)	5,020,000
Accumulated deficit	(19,999)
Total Shareholders’ Equity	5,000,001
Total Liabilities and Shareholders’ Equity	$45,097,095

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31, 2018	For the Period from December 28, 2017 (inception) through August 31, 2018

Formation and operating costs	$82,697	$91,065
Loss from operation	(82,697)	(91,065)

Other income:
Interest income	13,853	13,853
Unrealized gain on marketable securities held in Trust Account	57,213	57,213
Net Loss	$(11,631)	$(19,999)

Weighted average shares outstanding, basic and diluted (1)	1,332,337	1,173,722

Basic and diluted net loss per ordinary share (2)	$(0.06)	$(0.07)

(1)	Excludes an aggregate of 3,899,442 shares subject to possible redemption for the three months ended August 31, 2018 and for the period from December 28, 2017 (inception) through August 31, 2018.
(2)	Excludes interest income and unrealized gains of $62,979 attributable to shares subject to possible redemption for the three months ended August 31, 2018 and for the period from December 28, 2017 (inception) through August 31, 2018 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 28, 2017 (INCEPTION) THROUGH AUGUST 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(19,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(57,213)
Unrealized gain on marketable securities held in Trust Account	(13,853)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(114,087)
Accounts payable and accrued expenses	46,129
Net cash used in operating activities	(159,023)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(44,000,000)
Net cash used in investing activities	(44,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	42,680,000
Proceeds from sale of Private Units	2,820,000
Proceeds from issuance of unit purchase option	100
Payment of offering costs	(454,135)
Proceeds from promissory note - related party	227,673
Repayment of promissory note - related party	(227,673)
Net cash provided by financing activities	45,070,965

Net Change in Cash	911,942
Cash – Beginning	—
Cash – Ending	$911,942

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to redemption	$39,084,280
Initial classification of deferred underwriting fee payable	$978,314
Change in value of ordinary shares subject to possible redemption	$(11,871)
Change in value of deferred underwriting fee payable	$242

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

At August 31, 2018, the Company had not yet commenced any operations. All activity through August 31, 2018 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Initial Public Offering was declared effective on July 24, 2018. On July 27, 2018, the Company consummated the Initial Public Offering of 4,400,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 Units, at $10.00 per Unit, generating gross proceeds of $44,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 282,000 Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (and their designees) (“Chardan”), generating gross proceeds of $2,820,000, which is described in Note 4.

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

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, subject to increase of up to an additional $0.30 per Unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights.

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

The Sponsor and the Company’s officers and directors (the “initial shareholders”) and Chardan have agreed (a) to vote their founder shares (see Note 5), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any shares (including the founder shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Second Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until July 27, 2019 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by July 27, 2019, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $440,000, or $0.10 per Unit, on or prior to the date of the applicable deadline, for each three month extension.

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, subject to increase of up to an additional $0.30 per share in the event that the Company elects to extend the period of time to consummate a Business Combination, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 26, 2018, as well as the Company’s Current Report Form 8-K, as filed with the SEC on August 2, 2018. The interim results for the period from December 28, 2017 (inception) through August 31, 2018 are not necessarily indicative of the results to be expected for the period from December 28, 2017 (inception) through November 30, 2018 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2018.

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

Marketable securities held in Trust Account

At August 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is considered to be an exempted British Virgin Islands Company with no connection to any other taxable jurisdiction, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision is zero.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at August 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 2,341,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 468,200 ordinary shares, and (3) a unit purchase option sold to the underwriter that converts into 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

Reconciliation of Net Loss per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended August 30,	For the Period from December 28, 2017 (Inception) Through August 31,
	2018	2018
Net loss	$(11,631)	$(19,999)
Less: Income attributable to ordinary shares subject to redemption	(62,979)	(62,979)
Adjusted net loss	$(74,610)	$(82,978)

Weighted average shares outstanding, basic and diluted	1,332,337	1,173,722

Basic and diluted net loss per ordinary share	$(0.06)	$(0.07)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At August 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

AUGUST 31, 2018

(Unaudited)

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

Promissory Note – Related Party

On March 28, 2018, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $227,673. The note was non-interest bearing and payable on the earlier of (i) September 30, 2018 or (ii) the consummation of the Initial Public Offering. The promissory note was repaid upon the consummation of the Initial Public Offering on July 27, 2018.

Administrative Services Arrangement

The Company entered into an agreement with Puhui Wealth Investment Management (Beijing) Co., Ltd. (“Puhui”), an affiliate of a member of the Sponsor whereby, commencing on July 24, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, Puhui agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Puhui $10,000 per month for these services. For the three months ended August 31, 2018 and for the period from December 28, 2017 (inception) through August 31, 2018, the Company incurred $10,000 in fees for these services, of which $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $440,000, or $0.10 per Unit, on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $1,320,000. In addition, the underwriters deferred their fee of $978,556, which assumes the redemption of 3,899,442 ordinary shares as of August 31, 2018 in connection with a Business Combination. However, in the event no shares are redeemed, the underwriters would be entitled to a fee of $1,760,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At August 31, 2018, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At August 31, 2018, there were 1,882,558 ordinary shares issued and outstanding, excluding 3,899,442 ordinary shares subject to possible redemption.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all Public Shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement provides for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 of one share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

AUGUST 31, 2018

(Unaudited)

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

GREENLAND ACQUISITION CORPORATION

(FORMERLY KNOWN AS GREENLIGHT ACQUISITION CORPORATION)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		August 31,
Description	Level	2018
Assets:
Marketable securities held in Trust Account	1	$44,071,066

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to August 31, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended August 31, 2018, we had a net loss of $11,631, which consisted of operating costs of $82,697, offset by interest income on marketable securities held in the Trust Account of $13,853 and an unrealized gain on marketable securities held in the Trust Account of $57,213.

For the period from December 28, 2017 (inception) through August 31, 2018, we had a net loss of $19,999, which consisted of operating costs of $91,065, offset by interest income on marketable securities held in the Trust Account of $13,853 and an unrealized gain on marketable securities held in the Trust Account of $57,213.

Liquidity and Capital Resources

On July 27, 2018, we consummated the Initial Public Offering of 4,400,000 Units at a price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 Units at $10.00 per Unit, generating gross proceeds of $44,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 282,000 Private Units to the sponsor and Chardan at a price of $10.00 per unit, generating gross proceeds of $2,820,000.

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

For the period from December 28, 2017 (inception) through August 31, 2018, cash used in operating activities was $159,023, resulting primarily from net loss of $19,999, interest earned on marketable securities held in the Trust Account of $57,213 and an unrealized gain on marketable securities held in the Trust Account of $57,213. Changes in operating assets and liabilities used $67,958 of cash.

At August 31, 2018, we had marketable securities held in the Trust Account of $44,071,066. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At August 31, 2018, we had cash of $911,942 held outside the Trust Account We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Puhui Wealth Investment Management (Beijing) Co., Ltd., an affiliate of a member of the sponsor a monthly fee of $10,000 for office space, utilities and administrative services to the Company. We began incurring these fees on July 24, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2018, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 26, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 27, 2018, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 27, 2018, we consummated our Initial Public Offering of 4,400,000 units, including 400,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $44,000,000. Chardan Capital Markets, LLC acted as the book running manager and I-Bankers Securities, Inc. acted as co- manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-226001). The SEC declared the registration statement effective on July 24, 2018.

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

GREENLAND ACQUISTION CORPORATION

Date: October 11, 2018		/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 11, 2018		/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)