Form 10-K
period 2018-11-30
Greenland Acquisition Corp.
filed 2019-02-27
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-38368

GREENLAND ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 906, Tower W1, Oriental Plaza, No. 1 East Chang’an Street, Dongcheng District, Beijing, People’s Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (86) 010-53607082

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Ordinary shares, no par value	The NASDAQ Stock Market LLC
Rights to receive one-tenth (1/10) of one ordinary share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one ordinary share	The NASDAQ Stock Market LLC
Units, each consisting of one ordinary share, one right and one warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

As of May 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NADAQ Capital Market on July 25, 2018 and the registrant’s ordinary shares, rights and warrants began trading on the NADAQ Capital Market on August 8, 2018. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on November 30, 2018, as reported on the NADAQ Capital Market, was $43,120,000.

As of February 27, 2019, there were 5,782,000 ordinary shares, no par value, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	references to “we,” “us” or “our company” refer to Greenland Acquisition Corporation, a BVI business company with limited liability;

●	references to the “BVI” refer to the British Virgin Islands;

●	references to the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;

●	references to “founder shares” refer to the 1,100,000 ordinary shares currently held by the initial shareholders (as defined below);

●	references to our “initial shareholders” refer to our sponsor and any of our officers or directors that hold founder shares;

●	references to our “Chardan units” refer to the 22,000 units we sold privately to Chardan Capital markets, LLC (“Chardan”) upon consummation of our initial public offering;

●	references to our “insider units” refer to the 260,000 units we sold privately to our sponsor upon consummation of our initial public offering;

●	references to our “management” or our “management team” refer to our officers and directors;

●	references to “private units” refer to the insider units and the Chardan units;

●	references to “ordinary shares” refer to the ordinary shares of no par value in the company;

●	references to “private shares,” “private rights” and “private warrants” refer to the ordinary shares, rights and warrants, respectively, included within the private units;

●	references to our “public shares” refer to ordinary shares which were sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to our “sponsor” refer to Greenland Asset Management Corporation, a BVI business company with limited liability, the managing member of which is Yanming Liu, our Chairman and Chief Executive Officer;

●	references to our “rights” or “public rights” refer to the rights which were sold as part of the units in our initial public offering;

●	references to our “public warrants” refer to the redeemable warrants which were sold as part of the units in our initial public offering as well as the private warrants and warrants underlying units issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or members of our management team (or permitted transferees), in each case after our initial business combination; and

●	references to our “warrants” refer to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated in the British Virgin Islands as a business company with limited liability (meaning that our shareholders have no liability, as members of our company, for the liabilities of our company over and above the amount already paid for their shares) and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination.

Business Strategy

Our efforts in identifying prospective target businesses are not limited to a particular country, although we focus on businesses that have their primary operations located in China. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We seek to capitalize on the strength of our management team. Our team consists of experienced financial services and accounting professionals and senior operating executives of companies in China. Collectively, our officers and directors have decades of experience in mergers and acquisitions, and operating companies in China. We believe we benefit from their accomplishments, and specifically their current activities in China market, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination.

There is no restriction in the geographic location of targets we can pursue, although our initial priority is China. We seek to identify targets that are likely to provide attractive financial returns through business combinations. We have yet to determine a time frame, an investment amount or any other criteria, which would trigger our search for business opportunities outside of China.

We seek to capitalize on the comprehensive industry experience and network of our executive officers in consummating an initial business combination in sectors that we believe have strategic significance to the Chinese economy, including but not limited to the new technology-enabled service sector (“TES”) sector in China, a key growth sector within China’s shifting economy.

We focus on target companies with the following characteristics:

●	mid-market companies with a market value between $150 million and $250 million and high growth potential;

●	companies that have strategic significance to the Chinese economy;

●	companies that we believe can leverage favorable demographic, political, and economic trends;

●	companies operating in a competitive landscape without a dominant State-Owned-Enterprise presence in China;

●	companies with strategic financial backers;

●	companies that intend to expand their businesses overseas; and

●	companies with a management team that has a history of strong corporate governance and ambition to pursue a disciplined growth.

We leverage our management team’s strong background in the technology industry in China and the U.S. and their broad network to identify the most valuable target companies among what we believe will be a large pool of potential acquisition candidates. Our experienced management team conducts careful technology and business diligence on potential target companies. We believe that we can provide in-depth management and technology expertise to guide a target company in streamlining its operations and enhance its product development and service offerings. In addition, we believe we can provide capital market support to assist a target company to improve the company’s transparency in the capital markets and guide the company in raising sufficient fund to support its growth.

Investment Criteria

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. In addition to the factors listed above, we have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Middle-Market Growth Business. We primarily seek to acquire one or more growth businesses with a total enterprise value of between $150,000,000 and $250,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.
●	Companies in Business Segments that are Strategically Significant to China. In addition to the TES sector, we seek to acquire those businesses that are currently strategically significant in China. Such sectors include: Internet and high technology, clean energy, health care, consumer and retail, energy and resources, food processing, manufacturing and education.
●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.
●	Companies with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.
●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the United States Securities and Exchange Commission, or the SEC. In evaluating a prospective target business, we conduct a due diligence review which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Significant Activities Since Inception

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1 (File No. 333-226001). Each whole warrant is exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $44,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to our sponsor and Chardan, generating gross proceeds of $2,820,000.

$44,000,000 of the net proceeds from our initial public offering (including the over-allotment) and the private placement were deposited in a trust account established for the benefit of our public stockholders.

Our units began trading on July 25, 2018 on the Nasdaq Capital Market under the symbol “GLACU.” Commencing on August 8, 2018, the securities comprising the units began separate trading. The units, ordinary shares, warrants and rights are trading on the Nasdaq Capital Market under the symbols “GLACU,” “GLAC,” “GLACW” and “GLACR,” respectively.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management assesses these risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Target Businesses

We believe that there are numerous acquisition candidates available. Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting.

Our officers and directors, as well as their respective affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We have engaged, and may continue to engage, firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. None of our officers and directors currently has any relevant pre-existing fiduciary duties or contractual obligations that would conflict with our company’s objectives.

Our officers have agreed not to become involved with another publicly listed blank check company with a class of securities registered under the Securities Exchange Act of 1934, as amended, prior to us announcing an agreement to acquire our initial business combination, or the expiration of the period for us to announce and/or complete our initial business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Alternative structures to comply with regulations in certain Chinese industries

We may need to adopt alternative structures in the event that we elect to acquire a target company in certain Chinese industries. The Chinese government has restricted or limited direct foreign ownership of certain kinds of assets and companies operating in a wide variety of industries, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers. The Chinese government may apply these restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in China and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties which could, for example, result in a structure where, in exchange for our payment of the acquisition consideration, the target business would be majority or wholly owned by Chinese residents whom we designate, and the target business would continue to hold the requisite licenses necessary to operate its business. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to secure for us economic benefits and to assume risk of losses and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties.

For example, these contracts could result in a structure where, in exchange for our payment of the acquisition consideration: (i) the target company would be majority owned by Chinese residents whom would be likely designated by us and the target company would continue to hold the requisite licenses for the target business and (ii) we would establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target company in exchange for fees, which would transfer to us substantially all of the economic benefits of ownership of the target company.

These contractual arrangements would be designed to provide the following:

●	Our exercise of effective control over the target company;
●	We will assume economic benefits and risk of losses of the target company that are substantially similar to full ownership;
●	The shareholders of the target company would grant us a pledged interest in all of the issued and outstanding interests of the target company, including the right to vote such shares, as security for the performance of the target company’s obligations under the contractual arrangements;
●	The shareholders of the target company would grant us an irrevocable proxy for the maximum period permitted by law, to vote the shareholders’ shares in the target company in such manner and for or against such proposals as we may determine; and
●	We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the target company owned by the Chinese residents whom we designate, or all or part of the assets of the target company, in each case when and to the extent permitted by Chinese regulations.

While we cannot predict the terms of any such contract that we will be able to negotiate, at a minimum, any contractual arrangement would need to provide us with effective control over the target’s operations and management either directly through board control or through affirmative and/or negative covenants and veto rights with respect to matters such as entry into material agreements, management changes and issuance of debt or equity securities, among other potential control provisions. We have not, however, established specific provisions which must be in an agreement in order to meet the definition of business combination.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under Chinese law and regulation. If we choose to effect our initial business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership through a merger or shares exchange. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

While we believe under such contractual arrangement, we will be considered the primary beneficiary and be able to consolidate financial results of the target company in our consolidated financial statements. In the event that in the future generally accepted accounting principles in the United States and the SEC accounting regulations change and we are deemed not to be the primary beneficiary by controlling the target company through such contractual arrangement, we would not be able to consolidate line by line the target company’s financial results in our consolidated financial statements.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control over the target business.

We are unable to determine at this time what form an acquisition of a target business will take.

Fair market value of target business or businesses

So long as our securities are listed on Nasdaq, the target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. So long as our securities are listed on Nasdaq, if we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities (although our memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. We have not entered into any such arrangement to issue our debt or equity securities.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

■	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

■	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

Additionally, under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

■	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);
■	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
■	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as adopting an incentive stock plan or amending our charter. So long as we obtain and maintain a listing of our securities on Nasdaq, we will be required to comply with such rules.

Ability to Extend Time to Complete Business Combination

We will have until July 27, 2019 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by July 27, 2019, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months (until April 27, 2020), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $440,000 ($0.10 per unit), up to an aggregate of $1,320,000, or $0.30 per share, on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of January 31, 2018 is $10.11 per share (subject to increase of up to an additional $0.30 per share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this Report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders and Chardan have agreed to waive their right to receive liquidating distributions with respect to their founder shares and private units, as applicable, if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders, Chardan or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

■	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
■	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares, private shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. As a result, we would need only 1,531,001 of the 4,400,000 public shares, or approximately 34.8%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders and Chardan have agreed to waive their redemption rights with respect to their founder shares and private shares, as applicable, and our initial shareholders have agreed to waive their redemption rights with respect to their public shares, in connection with the consummation of our initial business combination.

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with their initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. In such case, we will:

■	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
■	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders and Chardan have agreed to waive their redemption rights with respect to their founder shares and private shares, as applicable, and our initial shareholders have agreed to waive their redemption rights with respect to their public shares, in connection with any such tender offer.

Limitation on redemption rights upon consummation of our initial business combination if we seek shareholder approval.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in our initial public offering) for or against our initial business combination. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until July 27, 2019 or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report). We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders and Chardan have agreed to waive their redemption rights with respect to their founder shares and private units, as applicable, if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering. However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period.

There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event we do not consummate our initial business combination by July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report).

We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00 per share.

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $645,000 (as of November 30, 2018) not placed in the trust account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights, warrants and unit purchase options and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, ordinary shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by July 27, 2019 (or April 27, 2020).

We are required to have our internal control procedures evaluated for the fiscal year ending November 30, 2019 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior May 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.	Risk Factors

You should carefully consider all of the risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition and/or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

The Nasdaq requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even if a majority of our public shareholders do not support such a combination.

If we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, provided that we were not seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination). Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 23.5% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. It is possible that there will not be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only one-half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our memorandum and articles of association requires us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by July 27, 2019 (or by April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by July 27, 2019 (or by April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until July 27, 2019 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by July 27, 2019, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to three times, each by an additional three months (until April 27, 2020), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $440,000 ($0.10 per unit), up to an aggregate of $1,320,000, or $0.30 per share, on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in this Report. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2019 (or by April 27,2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000.000 upon the successful consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that our securities are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 15% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least July 27 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us for the payment of our tax obligations, may not be sufficient to allow us to operate until July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by July 27, 2019 (or by April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and the company is not required to observe any restrictions in respect of its conduct save as disclosed in this Report or its memorandum and articles of association.

If we are unable to consummate our initial business combination by July 27, 2019 (or by April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination by July 27, 2019 (or by April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by July 27, 2019 (or by April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”). The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the initial shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, our sponsor has agreed that it will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by July 27, 2019 (or by April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to a registration rights agreement, our initial shareholders and Chardan and their permitted transferees can demand that we register for resale an aggregate of 1,100,000 founder shares, 260,000 insider units and underlying securities, 22,000 Chardan units and underlying securities, 120,000 shares underlying the warrants underlying the unit purchase option issued to the underwriters of our initial public offering, and up to 150,000 units, and underlying securities, issuable upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor, holders of our private units or their respective permitted transferees are registered.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we are focused on businesses that have their primary operations in China, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that, so long as our securities are listed on Nasdaq, a target business have a fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination (although our memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity).

However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2019 (or by April 27, 2020) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

■	may significantly dilute the equity interest of existing investors, who will not have pre-emption rights in respect of such an issuance;
■	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our memorandum and articles of association by resolution of the directors senior to those afforded our ordinary shares;

■	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
■	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. holders of our securities.

If we are determined to be a PFIC (under the rules described below) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares, rights or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. The term “U.S. Holder” means a beneficial owner of ordinary shares, rights or warrants who or that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our current taxable year ending November 30, 2019. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”, which in our case is the taxable year ending November 30, 2018), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year ending November 30, 2019. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year ending November 30, 2019. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year ending November 30, 2019 or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, rights or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark to market” election, each as described below, such holder generally will be subject to special rules with respect to:

■      any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares, rights or warrants; and

■      any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

■      the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares, rights and warrants (as applicable);

■      the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

■      the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

■      the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares (but not our warrants and likely not our rights) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

The treatment of the rights to acquire our ordinary shares is unclear. For example, the rights may be viewed as a forward contract, derivative security or similar interest in our company (analogous to a warrant or option with no exercise price), and thus the holder of the right would not be viewed as owning the ordinary shares issuable pursuant to the rights until such ordinary shares are actually issued. There may be other alternative characterizations of the rights that the IRS may successfully assert, including that the rights are treated as equity in our company at the time the rights are issued, that would reach different conclusions regarding the tax treatment of the rights under the PFIC rules. In any case, depending on which characterization is successfully applied to the rights, different PFIC consequences may result for U.S. Holders of the rights. It is also likely that a U.S. Holder of rights would not be able to make a QEF or mark-to-market election (discussed below) with respect to such U.S. Holder’s rights. Due to the uncertainty of the application of the PFIC rules to the rights, all potential investors are strongly urged to consult with their own tax advisors regarding an investment in the rights offered hereunder as part of the units offering and the subsequent consequences to holders of such rights in any initial business combination.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A QEF election may not be made with respect to our warrants. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed under the PFIC rules. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares, rights or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election likely may not be made with respect to our rights or warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621(whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares, rights or warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares, rights or warrants under their particular circumstances.

U.S. federal income tax reform could adversely affect us and holders of our units.

On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changes the U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on us. The impact of this tax reform, or of any future administrative guidance interpreting provisions thereof, on holders of our units is uncertain and could be adverse. This Report does not discuss any such tax legislation or the manner in which it might affect holders of our units. We urge prospective investors to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our units.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. Additionally, we do not intend to have any full time employees prior to the consummation of our initial business combination.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

The shares beneficially owned by our officers and directors may not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem their founder shares, private shares, shares underlying private rights or private warrants, or any other ordinary shares acquired, or to receive distributions with respect to their founder shares, private shares, or shares underlying private rights or private warrants upon our liquidation if we are unable to consummate our initial business combination, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the trust account). Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any rights and warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

Since our sponsor will lose its entire investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Our sponsor, Greenland Asset Management Corporation, of which Mr. Liu, our Chairman and Chief Executive Officer is the managing member, purchased 1,100,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor purchased 260,000 insider units, each consisting of one ordinary share, one right entitling the holder to receive one-tenth (1/10) of one ordinary share, and a warrant to purchase one-half (1/2) of one ordinary share, for an aggregate purchase price of $2,600,000 that will also be worthless if we do not consummate our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination (although our memorandum and articles of association provide that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

■	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
■	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
■	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
■	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
■	our inability to pay dividends on our ordinary shares;
■	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
■	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
■	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

■	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private units will provide us with approximately $44,000,000 that we may use to complete our initial business combination which amounts include $1,760,000 of deferred underwriting commissions being held in the trust account, subject to adjustment as described elsewhere herein.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

■	solely dependent upon the performance of a single business, property or asset, or
■	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Investors may view our units as less attractive than those of other blank check companies.

Unlike other blank check companies whose units are comprised of shares and warrants each to purchase one full share in their initial public offerings, our units are comprised of ordinary shares, rights entitling the holder to receive one-tenth (1/10) of one ordinary share, and warrants to purchase one-half (½) of one ordinary share. The rights and warrants will not have any voting rights and will expire and be worthless if we do not consummate an initial business combination. Furthermore, no fractional shares will be issued upon exercises of the warrants and it is not our intent to issue fractional shares upon conversion of any rights. As a result, unless you acquire at least two warrants, you will not be able to receive a share upon exercise of your warrants and if you acquire less than ten rights, you may, in our discretion, not receive one whole share. Any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant rights. Accordingly, investors will not be issued the same securities as part of their investment as they may have in other blank check company offerings, which may have the effect of limiting the potential upside value of your investment in our company.

Holders of rights and warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the rights and warrants will expire and holders will not receive any of such proceeds with respect to the rights and warrants. In this case, holders of rights and warrants are treated in the same manner as holders of rights and warrants of blank check companies whose units are comprised of shares, rights and warrants, as the rights and warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public shareholders to vote in favor of any proposed initial business combination as each of their rights would entitle the holder to receive one-tenth (1/10) of one ordinary share upon the consummation of such business combination and each of their warrants would entitle the holder to purchase one-half (1/2) of one ordinary share, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the rights and warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to have our securities listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights are issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights (including the private rights) in order to make any change that adversely affects the interests of the registered holders.

We have no obligation to net cash settle the rights or warrants.

In no event will we have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights or warrants upon consummation of our initial business combination or exercise of the warrants. Accordingly, the rights and warrants may expire worthless.

Our rights and warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We issued rights to receive 440,000 ordinary shares and warrants to purchase 2,200,000 of our ordinary shares as part of the units sold in our initial public offering, and rights to receive 28,200 ordinary shares and warrants to purchase 141,000 of our ordinary shares, as part of a private placement, and warrants exercisable for 120,000 ordinary shares and rights to receive 24,000 ordinary shares underlying the unit purchase option, in each case, the warrants are exercisable at a price of $11.50 per full share. In addition, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,500,000 of which may be converted upon consummation of our initial business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of our initial business combination in respect of 150,000 rights included in such units), as well as 150,000 warrants to purchase 75,000 shares). To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these rights and warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The ability of our public shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait beyond July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination, as described in more detail in this Report), in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We intend to offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of such shareholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this Report) regardless of whether such shareholder votes for or against such proposed business combination; provided that a shareholder must in fact vote for or against a proposed business combination in order to have his, her or its ordinary shares redeemed for cash. If a shareholder fails to vote for or against a proposed business combination, that shareholder would not be able to have his ordinary shares so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our memorandum and articles of association, we are required to provide at least 10 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We have encountered and expect to continue to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

The provisions of our memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares, including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which will beneficially own approximately 23.5% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2019 (or by April 27, 2020) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per or potentially less than $10.00 per share on our redemption, and the rights and warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private units, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the rights and warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the rules of Nasdaq, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities have are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

■	a limited availability of market quotations for our securities;

■	a reduced liquidity with respect to our securities;

■	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

■	a limited amount of news and analyst coverage for our company; and

■	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, GAAP or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by July 27, 2019 (or by April 27, 2020, as applicable).

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending November 30, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may re-domicile or continue out of the British Virgin Islands into, another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business or re-domicile or continue out of from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands Courts are also unlikely:

■	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and
■	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

■	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;
■	is final and for a liquidated sum;
■	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;
■	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;
■	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and
■	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our board of directors, management or controlling shareholders than they would as public shareholders of a U.S. company. For a discussion of certain differences between the provisions of the Companies Act, remedies available to shareholders and the laws applicable to companies incorporated in the United States and their shareholders, see “British Virgin Islands Company Considerations.”

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permit the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors by amendment to relevant provisions of the memorandum and articles of association and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 27, 2019 (or by April 27, 2020) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any May 31 before that time, in which case we would no longer be an emerging growth company as of the following November 30. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may seek investment opportunities with a financially unstable business or in its early stages of development.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

■	rules and regulations or currency redemption or corporate withholding taxes on individuals;

■	laws governing the manner in which future business combinations may be effected;

■	exchange listing and/or delisting requirements;

■	tariffs and trade barriers;

■	regulations related to customs and import/export matters;

■	longer payment cycles;

■	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

■	currency fluctuations and exchange controls;

■	rates of inflation;

■	challenges in collecting accounts receivable;

■	cultural and language differences;

■	employment regulations;

■	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

■	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economy in China differs from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in China are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Risks Associated With Acquiring and Operating a Target Business with its Primary Operation in China

As set forth herein, our efforts in identifying a prospective target business will not be limited to a particular country, although we are focused initially on companies with operations located primarily in the People’s Republic of China (PRC). Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in the PRC.

As a result of merger and acquisition regulations implemented on September 8, 2006 (amended on June 22, 2009) relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated the Regulations on Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “M&A Regulations”, including its amendment on June 22, 2009), which implemented a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the M&A Regulations have largely centralized and expanded the approval process to the Ministry of Commerce, the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction, these M&A Regulations will require the Chinese parties to make a series of applications and supplemental applications to one or more of the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to the Ministry of Commerce and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it was prior to July 27, 2019 (or April 27, 2020 if we extend the period of time to consummate a business combination), or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

If, due to restrictions on foreign investment in a target business, we have to acquire the business through the use of contractual arrangements and the PRC government determines that such contractual arrangements do not comply with foreign investment regulations, or if these regulations or the interpretation of existing regulations in the PRC change or new restrictive or prohibitive regulations come into force in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

Because of the above mentioned industrial restrictions, foreign investors often acquire control of PRC business through the use of contractual arrangements pursuant to which they effectively control the PRC business. There are uncertainties as to whether such contractual arrangements comply with the regulations prohibiting or restricting foreign ownership in certain industries. In addition, even if such arrangements are not in violation of current regulations, such regulations are subject to change in the future and may be broadened to further restrict foreign investments in new industries or new category of assets.

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations with respect to foreign investment in local entities (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;

●	confiscate relevant income and impose fines and other penalties;

●	discontinue or restrict the operations of the potential future target business;

●	require us or potential future target business to restructure the relevant ownership structure or operations;

●	restrict or prohibit our use of the proceeds of our initial public offering to finance the target businesses and its operations;

●	impose conditions or requirements with which we or potential future target business may not be able to comply; or

●	require us to discontinue a portion or all of our business.

The imposition of any of the above penalties could result in a material and adverse effect on our ability to conduct our business as well as our financial situation and we might be forced to relinquish our interests in operations.

If we have to acquire a target business through contractual arrangements with, or which results in, one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production and heavy equipment manufacturers, for example. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review and approval requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in PRC operating company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, there has been limited implementation guidance provided with respect to the merger and acquisition regulations. There can be no assurance the relevant government agencies would not apply them to a business combination effected through contractual arrangements. If such an agency determines such an application should have made, consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect our initial business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a China state-owned company contains stringent governmental regulations. The transfer of state-owned property rights in enterprises must take place through a government approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to do “state-owned assets evaluation.” The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee. In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees. These regulations may adversely effect our ability to acquire a state-owned business or assets.

Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of our initial public offering to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of our initial public offering to a PRC target company and the use of such proceeds by the PRC target company.

In addition, following our initial business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of our initial public offering in an initial business combination with a PRC target company and the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

Our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

In the event we successfully consummated business combination with a target business with primary operation in PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC (“SAFE”). We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of shares options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of business combination with a target business with primary operations in PRC, we may adopt an equity incentive plan and make shares option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on this Reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at Suite 906, Tower W1, Oriental Plaza, No. 1 East Chang’an Street, Dongcheng District, Beijing, People’s Republic of China. The cost for this space is included in the $10,000 per-month aggregate fee an affiliate of our sponsor charges us for general and administrative services. We believe, based on rents and fees for similar services in the Beijing area that the fee charged by the affiliate of our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, ordinary shares, rights and warrants are each traded on the NASDAQ Capital Market under the symbols “GLACU,” “GLAC,” “GLACR” and “GLACW,” respectively. Our units commenced public trading on July 25, 2018, and our ordinary shares, rights and warrants commenced separate public trading on August 8, 2018.

(b) Holders

On February 20, 2019, there were three holders of record of our units, two holders of record of our ordinary shares, one holder of record of our rights and one holder of record of our warrants.

(c) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(d) Recent Sales of Unregistered Securities

None.

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to November 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from December 28, 2017 (inception) through November 30, 2018, we had a net loss of $66,784, which consisted of operating costs of $372,998, offset by interest income on marketable securities held in the Trust Account of $315,911, an unrealized loss on marketable securities held in the Trust Account of $8,524 and a change in the value of the deferred underwriting fee liability of $1,173.

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

For the period from December 28, 2017 (inception) through November 30, 2018, cash used in operating activities was $426,265, resulting primarily from a net loss of $66,784, interest earned on marketable securities held in the Trust Account of $315,911, an unrealized loss on marketable securities held in the Trust Account of $8,524 an a change in the value of the deferred underwriting fee liability of $1,173. Changes in operating assets and liabilities used $53,267 of cash.

At November 30, 2018, we had marketable securities held in the Trust Account of $44,307,387. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At November 30, 2018, we had cash of $644,700 held outside the Trust Account We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private units held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of November 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of November 30, 2018, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Yanming Liu	56	Chairman and Chief Executive Officer
River Chi	38	Chief Financial Officer
Jerry Zheng	46	Chief Operating Officer
Tao Tang	42	Director
Jiang Pu	39	Director
Yu Chen	52	Director

Yanming Liu has served as our Chairman and Chief Executive Officer since our inception. Mr. Liu has served as President of CoAdna (Suzhou), a fiber optics solutions company in China, since March 2013. From November 2010 to February 2013, Mr. Liu served as President of two optical access business units of HiSense Broadband and Multimedia Technologies, an optical communications company. From March to October 2010, Mr. Liu served as a senior advisor to EJ McKay & Co., Inc. with respect to various technology matters. From August 2005 to February 2010, Mr. Liu served as President and Chief Executive Officer of Salira Systems Inc., a producer of optical access products in China and the U.S. Previously, Mr. Liu served as an executive of Optovia Corporation and Walsin Management Company. In addition, from 1993 to 2001, Mr. Liu worked in various roles for Corning Incorporated, most recently as Director of Communications Electronics and Integration, where his roles included invention of Corning’s award-winning patented LEAF fiber product and marketing such product in China and other markets. Mr. Liu received a bachelor degree from Tianjin University in China, a MBA degree from the MIT Sloan School of Management and a Ph.D. and a MA degree from Princeton University. We believe Mr. Liu is well qualified to serve on our board of directors because of his extensive knowledge and experience operating companies in the U.S. and China.

River Chi has served as our Chief Financial Officer since June 2018. Mr. Chi has served as the Chief Executive Officer of Alum Developing (Shanghai), Inc., a distributor of alloys in China, since November 2017 and previously served as the company’s Chief Operating Officer starting in 2013. From 2007 until 2012, Mr. Chi served as the operations manager of Salira (China) Network System Inc., where he worked with Mr. Liu. From 2005 to 2007, Mr. Chi served as project manager for AsteelFlash Electronics (Shanghai) Co., Ltd., an international electronic manufacturing services company. From 2003 to 2005, Mr. Chi served as manufacturing engineer for Darfon Electronics (SuZhou) Co., Ltd., a manufacturer of telecommunication components and precision devices. Mr. Chi received a bachelor degree from Northeastern University and a MBA from Shanghai Jiao Tong University.

Jerry Zheng has served as our Chief Operating Officer since our inception. He has served as the founding partner and CEO of MIF China Services Limited since 2013. Previously, Mr. Zheng served as an Executive Director at JP Morgan from 2011 to 2014, Vice President at Fullerton Financial Holdings from 2006 to 2012 and Senior Manager at CITIC Securities from 2000 to 2003. Mr. Zheng acted as financial advisor to complete numerous M&A and financing transactions, including Shenzhen Energy Group’s acquisition of Shen Neng Energy Management Co., Ltd. for RMB 7.6 billion, JP Morgan’s investment in China’s Bridge Trust Company, FFH’s acquisition of Yantai Commercial Bank and CITIC Guoan Group’s acquisition of Hunan Province Cable TV Networks. Mr. Zheng holds a Bachelor of Science from Beijing Normal University and a Masters Degree and Ph.D. of Economics from Renmin University of China.

Tang Tao has served as a member of our board of directors since July 2018. Mr. Tao has served as a partner of BDO China, headquartered in Shanghai, which he joined in 2010. Previously, for 12 years, Mr. Tao served as an international business partner responsible for serving China companies listing abroad and cross border transactions, assurance and advisory work, for Arthur Andersen, PricewaterhouseCoopers and Ernst & Young. Mr. Tang’s clients cover a broad range of industries, including manufacturing and distribution, real estate, retail, automobile, logistics, pharmaceutical, mining and financial services. In 2008, Mr. Tang was awarded the “Top 10 Excellent CPA of Shanghai”. In addition, Mr. Tang has been appointed by the Chinese Institute of Certified Public Accountants (CICPA) as a member of Professional Technique Instruction Experts committee and one of the expert advisors on the Reform of CICPA Examination. Mr. Tang is also a member of East & Central China Committee of CPA Australia. Mr. Tang is a fellow member of CPA Australia and the Chinese Institute of Certified Public Accountants. In 2007, he was selected to join the International Partnership Program organized by CPA Australia and MOF of China, where he received intensive training in Australia. Mr Tang holds a bachelor degree in Finance from Fudan University. He is also a CFA Charter holder and a regular member of the Hong Kong Society of Financial Analysts Limited. Mr. Tang is a master tutor of International Finance Department of Fudan University. We believe Mr. Tang is well qualified to serve on our board of directors because of his extensive experience with accounting matters relating to cross-border companies in M&A transactions.

Jiang Pu has served as a member of our board of directors since July 2018. Mr. Pu has been serving as the Managing Director of Shanghai Welkin Investment Management Co., Ltd., a growth fund firm based in Shanghai, since 2010. Mr. Pu led the firm’s investment in Juneyao Air, Pengyuan Credit Service, Alog and Aidi Education Group. From 2008 to 2010, Mr. Pu served as the Director of Business Development for Yude Engineering Holdings, where he was in charge of business development and government relationship. From 2007 to 2008, Mr. Pu served as the assistant to the President at Shanghai Zhongxing Electronic Development Company. Mr. Pu received a bachelor of accounting degree from Central Queensland University in Australia in 2006. We believe Mr. Pu is well qualified to serve on our board of directors because of his extensive investment experience.

Yu Chen has served as a member of our board of directors since July 2018. Mr. Chen has served as founder and Chief Executive Officer of Covision Optoelectronics, a developer of display and lighting applications in China, since October 2013. From 2009 to 2013, Mr. Chen worked at HiSense Broadband and Multimedia Technologies, where he worked with Mr. Liu, most recently serving as a Deputy Director of Technology. In 2008, Mr. Chen served as a senior engineer for Luminus Devices, a designer of light extractions for LED products. Prior to that, Mr. Chen worked as an engineer for various technology companies in China and North American and as a researcher at the University of Waterloo, since 1986. Mr. Chen received a masters degree from the University of Waterloo in Canada and a Ph.D. from McMaster University in Canada. We believe Mr. Pu is well qualified to serve on our board of directors because of his extensive operating and management experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Tang and Pu, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Messrs. Liu and Chen, will expire at the second annual meeting. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Tang, Pu and Chen serve as members of our audit committee. Mr. Tang serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Tang, Pu and Chen are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Tang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Subject to the requirement of law or the NASDAQ market rules, we have established a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Tang and Pu. Mr. Pu serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Tang, Pu and Chen. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Tang and Pu, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Messrs. Liu and Chen, will expire at the second annual meeting.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

Commencing on the date that our securities were first listed on NASDAQ through the earlier of consummation of our initial business combination and our liquidation, we pay an affiliate of a member of our sponsor a total of $10,000 per month, which funds are used to pay for office space, utilities, secretarial and administrative services. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Except as set forth above, no compensation will be paid to our sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 20, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class
Greenland Asset Management Corporation (2)	1,360,000	23.5%
Yanming Liu (3)	1,360,000	23.5%
River Chi (3)	—	*
Jerry Zheng (3)	—	*
Tao Tang (3)	—	*
Jiang Pu (3)	—	*
Yu Chen (3)	—	*
All executive officers and directors as a group (6 individuals)	1,360,000	23.5%
Boothbay Fund Management, LLC (4)	436,600	7.6%
HGC Investment Management Inc. (5)	346,667	6.6%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is Suite 906, Tower W1, Oriental Plaza, No. 1 East Chang’an Street, Dongcheng District, Beijing, People’s Republic of China.

(2)	Represents 1,100,000 founder shares and 260,000 private shares held by Greenland Asset Management Corporation, our sponsor. The shares held by our sponsor are beneficially owned by Yanming Liu, our Chairman and Chief Executive Officer, who, as managing member of our sponsor, has sole voting and dispositive power over the shares held by our sponsor. Accordingly, Mr. Liu may be deemed to have beneficial ownership of such shares. Mr. Liu disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Such individual does not beneficially own any of our ordinary shares. However, such individual has a pecuniary interest in our ordinary shares through his ownership of membership interests of our sponsor.

(4)	Based on a Schedule 13G/A filed with the SEC on February 14, 2019. Such shares are held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Shares held by the Fund. Ari Glass is the Managing Member of the Adviser. The business address of such holders is 810 7th Avenue, Suite 615, New York, NY 10019-5818.

(5)	Based on a Schedule 13G filed with the SEC on February 13, 2019, on behalf of HGC Investment Management Inc. a company incorporated under the laws of Canada. The principal office of the stockholder is 366 Adelaide, Suite 601, and Toronto, Ontario M5V 1R9, Canada.

The table above does not include the shares of common stock underlying the private placement units or its component securities held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On March 28, 2018 we issued an aggregate of 1,150,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.022 per share. 50,000 founder shares were forfeited by our sponsor on July 27, 2018 because the underwriters’ over-allotment option was not exercised in full.

Our initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees as described below) until, with respect to 50% of the founder shares, the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, with respect to the remaining 50% of the founder shares, upon six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Our sponsor purchased an aggregate of 260,000 insider units in a private placement that occurred simultaneously with the closing of our initial public offering. Our sponsor has agreed not to transfer, assign or sell any of the shares included in the insider units and the respective ordinary shares underlying the private rights and private warrants included in the insider units until 30 days after the completion of our initial business combination.

An affiliate of our sponsor agreed, from the date that our securities were first listed on Nasdaq through the earlier of our consummation of our initial business combination and our liquidation, to make available to us office space, utilities and secretarial and administrative services, as we may require from time to time. We pay such affiliate $10,000 per month, which funds are used to pay for the aforementioned services. We believe, based on rents and fees for similar services in Beijing, China, that the fee charged by such affiliate is at least as favorable as we could have obtained from an unaffiliated person. One of such affiliate’s executive officers is a member of our sponsor.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees, non-cash payments or other similar compensation, will be paid to our officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors are responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Prior to the closing of our initial public offering, our sponsor had also loaned to us an aggregate of $75,588 to cover expenses related to our initial public offering. These loans were non-interest bearing and will be payable without interest on demand. We repaid these loans from the proceeds of our initial public offering not placed in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 ordinary shares if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of our initial business combination in respect of 150,000 rights included in such units), as well as 150,000 warrants to purchase 75,000 shares).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view.

We have entered into a registration rights agreement. Our initial shareholders and Chardan and their permitted transferees can demand, after we consummates our initial business combination, that we register the founder shares, the private units and underlying securities, the shares underlying the warrants underlying the unit purchase option being issued to the underwriters of our initial public offering, and any securities issued upon conversion of working capital loans, pursuant to such agreement. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of our initial business combination. Notwithstanding the foregoing, Chardan may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after July 24, 2018 and may not exercise its demand rights on more than one occasion.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

NASDAQ requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Tang, Pu and Chen are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended November 30, 2018 totaled $70,410. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended November 30, 2018.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended November 30, 2018.

All Other Fees. We did not pay Marcum for other services for the year ended November 30, 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 24, 2018, between the Company and the representative of the several underwriters (1)
3.1	Memorandum and Articles of Association. (2)
3.2	Amended and Restated Articles of Association. (2)
3.3	Second Amended and Restated Articles of Association. (1)
4.1	Warrant Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
4.2	Rights Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Investment Management Trust Account Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement, dated July 24, 2018, between the Company and initial shareholders. (1)
10.3	Letter Agreement, dated July 24, 2018, by and between the Company, Greenland Asset Management Corporation and the Company’s officers and directors. (1)
10.4	Administrative Services Agreement, dated July 24, 2018, between the Company and Puhui Wealth Investment Management (Beijing) Co., Ltd. (1)
10.5	Securities Subscription Agreement, dated March 28, 2018, between the Company and Greenland Asset Management Corporation. (3)
10.6	Unit Subscription Agreement, dated June 28, 2018, between the Company and Greenland Asset Management Corporation. (2)
10.7	Unit Subscription Agreement, dated June 28, 2018, between the Company and Chardan Capital Markets, LLC. (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 30, 2018.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 16, 2018.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 29, 2018.

GREENLAND ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Greenland Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greenland Acquisition Corporation (the “Company”) as of November 30, 2018, the related statements of operations, changes in shareholders’ equity and cash flows for the period from December 28, 2017 (inception) through November 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the period from December 28, 2017 (inception) through November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

February 27, 2019

GREENLAND ACQUISITION CORPORATION

BALANCE SHEET

AS OF NOVEMBER 30, 2018

ASSETS
Current assets
Cash	$644,700
Prepaid expenses and other current assets	84,545
Total Current Assets	729,245

Marketable securities held in Trust Account	44,307,387
Total Assets	$45,036,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$31,278
Total Current Liabilities	31,278

Deferred underwriting fees	979,487
Total Liabilities	1,010,765

Commitments

Ordinary shares subject to possible redemption, 3,875,458 shares at redemption value	39,025,866

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 1,906,542 shares issued and outstanding (excluding 3,875,458 shares subject to possible redemption)	5,066,785
Accumulated deficit	(66,784)
Total Shareholders’ Equity	5,000,001
Total Liabilities and Shareholders’ Equity	$45,036,632

The accompanying notes are an integral part of the financial statements.

GREENLAND ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM DECEMBER 28, 2017 (INCEPTION) THROUGH NOVEMBER 30, 2018

Formation and operating costs	$372,998
Loss from operation	(372,998)

Other income:
Interest income	315,911
Change in value of deferred underwriting fee liability	(1,173)
Unrealized loss on marketable securities held in Trust Account	(8,524)
Net Loss	$(66,784)

Weighted average shares outstanding, basic and diluted (1)	1,415,310

Basic and diluted net loss per ordinary share (2)	$(0.24)

(1)	Excludes an aggregate of 3,875,458 shares subject to possible redemption as of November 30, 2018.
(2)	Excludes interest income and unrealized losses of $270,746 attributable to shares subject to possible redemption for the period from December 28, 2017 (inception) through November 30, 2018 (see Note 3).

The accompanying notes are an integral part of the financial statements.

GREENLAND ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 28, 2017 (INCEPTION) THROUGH NOVEMBER 30, 2018

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 28, 2017 (inception)	—	$—	$—	$—

Issuance of founder shares to Sponsor	1,150,000	25,000	—	25,000

Sale of 4,400,000 Units, net of underwriting discounts and offering expenses	4,400,000	41,247,551	—	41,247,551

Sale of 282,000 Private Units	282,000	2,820,000	—	2,820,000

Proceeds from the sale of unit purchase option	—	100	—	100

Forfeiture of founder shares	(50,000)	—	—	—

Ordinary shares subject to redemption	(3,875,458)	(39,025,866)	—	(39,025,866)

Net loss	—	—	(66,784)	(66,784)
Balance – November 30, 2018	1,906,542	$5,066,785	$(66,784)	$5,000,001

The accompanying notes are an integral part of the financial statements.

GREENLAND ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 28, 2017 (INCEPTION) THROUGH NOVEMBER 30, 2018

Cash Flows from Operating Activities:
Net loss	$(66,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of deferred underwriting fee payable	1,173
Interest earned on marketable securities held in Trust Account	(315,911)
Unrealized loss on marketable securities held in Trust Account	8,524
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84,545)
Accounts payable and accrued expenses	31,278
Net cash used in operating activities	(426,265)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(44,000,000)
Net cash used in investing activities	(44,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	42,680,000
Proceeds from sale of Private Units	2,820,000
Proceeds from issuance of unit purchase option	100
Payment of offering costs	(454,135)
Proceeds from promissory note - related party	227,673
Repayment of promissory note - related party	(227,673)
Net cash provided by financing activities	45,070,965

Net Change in Cash	644,700
Cash – December 28, 2017 (inception)	—
Cash – Ending	$644,700

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to redemption	$39,084,280
Initial classification of deferred underwriting fee payable	$978,314
Change in value of ordinary shares subject to possible redemption	$(58,414)

The accompanying notes are an integral part of the financial statements.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Greenland Acquisition Corporation (the “Company”) is a blank check company incorporated in the British Virgin Islands on December 28, 2017. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in China. The Company has selected November 30 as its fiscal year end.

At November 30, 2018, the Company had not yet commenced any operations. All activity through November 30, 2018 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Initial Public Offering was declared effective on July 24, 2018. On July 27, 2018, the Company consummated the Initial Public Offering of 4,400,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 Units, at $10.00 per Unit, generating gross proceeds of $44,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 282,000 Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (and their designees) (“Chardan”), generating gross proceeds of $2,820,000, which is described in Note 5.

Transaction costs amounted to $2,752,449, consisting of $1,320,000 of underwriting fees, $978,314 of deferred underwriting fees (see Note 7) and $454,135 of other costs. In addition, as of July 27, 2018, $1,035,797 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, subject to increase of up to an additional $0.30 per Unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights.

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

The Sponsor and the Company’s officers and directors (the “initial shareholders”) and Chardan have agreed (a) to vote their founder shares (see Note 6), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any shares (including the founder shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Second Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 2. LIQUIDITY

As of November 30, 2018, the Company had $644,700 in its operating bank accounts, $44,307,387 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and working capital of $697,967. As of November 30, 2018, approximately $316,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account primarily to pay the expenses of being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

Subsequent to the consummation of the Initial Public Offering, the Company entered into consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring and documentation of a Business Combination. These agreements provide for aggregate monthly fees of approximately $33,000.

The Company may raise additional capital through loans or additional investments from the Sponsor, an affiliate of the Sponsor, or its officers and directors. The Company’s officers and directors and the Sponsor or its affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until July 27, 2019 (or April 27, 2020, if fully extended) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to July 27, 2019 (or April 27, 2020, if fully extended).

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2018.

Marketable securities held in Trust Account

At November 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at November 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 2,341,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 468,200 ordinary shares, and (3) a unit purchase option sold to the underwriter is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

For the Period from December 28, 2017 (Inception) Through November 30,
2018
Net loss	$(66,784)
Less: Income attributable to ordinary shares subject to redemption	(270,746)
Adjusted net loss	$(337,530)

Weighted average shares outstanding, basic and diluted	1,415,310

Basic and diluted net loss per ordinary share	$(0.24)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. At November 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,400,000 Units at a purchase price of $10.00 per Unit, which included a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (the “Private Warrants”), as described in Note 8. In addition, the Private Units are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants and private rights will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Arrangement

The Company entered into an agreement with Puhui Wealth Investment Management (Beijing) Co., Ltd. (“Puhui”), an affiliate of a member of the Sponsor whereby, commencing on July 24, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, Puhui agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company will pay Puhui $10,000 per month for these services. For the period from December 28, 2017 (inception) through November 30, 2018, the Company incurred $40,000 in fees for these services, of which $10,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $1,320,000. In addition, the underwriters deferred their fee of $979,487, which assumes the redemption of 3,875,458 ordinary shares as of November 30, 2018 in connection with a Business Combination. However, in the event no shares are redeemed, the underwriters would be entitled to a fee of $1,760,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At November 30, 2018, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At November 30, 2018, there were 1,906,542 ordinary shares issued and outstanding, excluding 3,875,458 ordinary shares subject to possible redemption.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all Public Shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement provides for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 of one share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		November 30,
Description	Level	2018
Assets:
Marketable securities held in Trust Account	1	$44,307,387

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2019	GREENLAND ACQUISITION CORPORATION

	By:	/s/ Yanming Liu
Name: Yanming Liu Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yanming Liu	Chairman and Chief Executive Officer	February 27, 2019
Yanming Liu	(Principal Executive Officer)

/s/ River Chi	Chief Financial Officer	February 27, 2019
River Chi	(Principal Financial and Accounting Officer)

/s/ Tao Tang	Director	February 27, 2019
Tao Tang

/s/ Jiang Pu	Director	February 27, 2019
Jiang Pu

/s/ Yu Chen	Director	February 27, 2019
Yu Chen