Form 10-Q
period 2019-02-28
Greenland Acquisition Corp.
filed 2019-04-12
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

As of April 11, 2019, there were 5,782,000 ordinary shares, no par value, issued and outstanding.

GREENLAND ACQUISTION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	February 28,	November 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$501,720	$644,700
Prepaid expenses and other current assets	51,580	84,545
Total Current Assets	553,300	729,245

Marketable securities held in Trust Account	44,550,758	44,307,387
Total Assets	$45,104,058	45,036,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$87,058	31,278
Total Current Liabilities	87,058	31,278

Deferred underwriting fees	979,251	979,487
Total Liabilities	1,066,309	1,010,765

Commitments

Ordinary shares subject to possible redemption, 3,853,677 and 3,875,458 shares at redemption value as of February 28, 2019 and November 30, 2018, respectively	39,037,748	39,025,866

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,928,323 and 1,906,542 shares issued and outstanding (excluding 3,853,677 and 3,875,458 shares subject to possible redemption) as of February 28, 2019 and November 30, 2018, respectively	5,054,903	5,066,785
Accumulated deficit	(54,902)	(66,784)
Total Shareholders’ Equity	5,000,001	5,000,001
Total Liabilities and Shareholders’ Equity	$45,104,058	45,036,632

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2019

(Unaudited)

Operating costs	$231,725
Loss from operations	(231,725)

Other income:
Interest income	258,017
Unrealized loss on marketable securities held in Trust Account	(14,646)
Change in value of deferred underwriting fee liability	236
Net Income	$11,882

Weighted average shares outstanding, basic and diluted (1)	1,906,542

Basic and diluted net loss per ordinary share (2)	$(0.11)

(1)	Excludes an aggregate of 3,853,677 shares subject to possible redemption.
(2)	Excludes interest income and unrealized gains of $213,144 attributable to shares subject to possible redemption (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED FEBRUARY 28, 2019

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 1, 2018	1,906,542	$5,066,785	$(66,784)	$5,000,001

Change in value of ordinary shares subject to redemption	21,781	(11,882)	—	(11,882)

Net income	—	—	11,882	11,882
Balance – February 28, 2019	1,928,323	$5,054,903	$(54,902)	$5,000,001

The accompanying notes are an integral part of the financial statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED FEBRUARY 28, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$11,882
Adjustments to reconcile net income to net cash used in operating activities:
Change in value of deferred underwriting fee payable	(236)
Interest earned on marketable securities held in Trust Account	(258,017)
Unrealized loss on marketable securities held in Trust Account	14,646
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32,965
Accounts payable and accrued expenses	55,780
Net cash used in operating activities	(142,980)

Net Change in Cash	(142,980)
Cash – Beginning	644,700
Cash – Ending	$501,720

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$11,882

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

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

At February 28, 2019, the Company had not yet commenced any operations. All activity through February 28, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 282,000 Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (and its designees) (“Chardan”), generating gross proceeds of $2,820,000, which is described in Note 5.

Transaction costs amounted to $2,752,449, consisting of $1,320,000 of underwriting fees, $978,314 of deferred underwriting fees (see Note 7) and $454,135 of other costs. In addition, as of February 28, 2019, $501,720 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

FEBRUARY 28, 2019

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

NOTE 2. LIQUIDITY

As of February 28, 2019, the Company had $501,720 in its operating bank accounts, $44,550,758 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and working capital of $466,242. As of February 28, 2019, approximately $551,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

Subsequent to the consummation of the Initial Public Offering, the Company entered into consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring and documentation of a Business Combination. These agreements provide for aggregate monthly fees of approximately $30,000.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended November 30, 2018 as filed with the SEC on February 27, 2019, which contains the audited financial statements and notes thereto. The financial information as of November 30, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018. The interim results for the three months ended February 28, 2019 are not necessarily indicative of the results to be expected for the year ending November 30, 2019 or for any future interim periods.

The Company had minimal activity for the period from December 28, 2017 (inception) through February 28, 2018. Accordingly, the condensed statement of operations and condensed statement of cash flow for the period from December 28, 2017 (inception) through February 28, 2018 are not presented.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of February 28, 2019 and November 30, 2018.

Marketable securities held in Trust Account

At February 28, 2019 and November 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2019 and November 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at February 28, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 2,341,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 468,200 ordinary shares, and (3) a unit purchase option sold to the underwriter is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

Three Months Ended February 28,
2019
Net income	$11,882
Less: Income attributable to ordinary shares subject to redemption	(213,144)
Adjusted net loss	$(201,262)

Weighted average shares outstanding, basic and diluted	1,906,542

Basic and diluted net loss per ordinary share	$(0.11)

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. At February 28, 2019 and November 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Chardan purchased an aggregate of 282,000 Private Units at $10.00 per Private Unit for aggregate purchase price of $2,820,000, of which 260,000 Private Units were purchased by the Sponsor and 22,000 Private Units were purchased by Chardan. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (the “Private Warrants”), as described in Note 8. In addition, the Private Units are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units and underlying securities will expire worthless.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

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

Administrative Services Arrangement

The Company entered into an agreement with Puhui Wealth Investment Management (Beijing) Co., Ltd. (“Puhui”), an affiliate of a member of the Sponsor whereby, commencing on July 24, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, Puhui agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company pays Puhui $10,000 per month for these services. For the three months ended February 28, 2019, the Company incurred $30,000 in fees for these services. As of February 28, 2019 and November 30, 2018, $30,000 and $10,000 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on July 24, 2018, the holders of the founder shares, Private Units (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) are entitled to registration rights. The holders of 25% of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Chardan may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $1,320,000. In addition, the underwriters deferred their fee of $979,251, which assumes the redemption of 3,853,677 ordinary shares as of February 28, 2019 in connection with a Business Combination. However, in the event no shares are redeemed, the underwriters would be entitled to a fee of $1,760,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At February 28, 2019 and November 30, 2018, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At February 28, 2019 and November 30, 2018, there were 1,928,323 and 1,906,542 ordinary shares issued and outstanding, excluding 3,853,677 and 3,875,458 ordinary shares subject to possible redemption, respectively.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at February 28, 2019 and November 30, 2018 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		February 28,	November 30,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$44,550,758	$44,307,387

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Greenland Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Greenland Asset Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to February 28, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended February 28, 2019, we had net income of $11,882, which consisted of interest income on marketable securities held in the Trust Account of $258,017 and a change in the value of the deferred underwriting fee liability of $236, offset by operating costs of $231,725 and an unrealized loss on marketable securities held in the Trust Account of $14,646.

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

For the three months ended February 28, 2019, cash used in operating activities was $142,980, resulting primarily from a net income of $11,882, interest earned on marketable securities held in the Trust Account of $258,017, an unrealized loss on marketable securities held in the Trust Account of $14,646 and a change in the value of the deferred underwriting fee liability of $236. Changes in operating assets and liabilities provided $88,745 of cash.

At February 28, 2019, we had marketable securities held in the Trust Account of $44,550,758. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At February 28, 2019, we had cash of $501,720 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 28, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended November 30, 2018 as filed with the SEC on February 27, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended November 30, 2018 as filed with the SEC on February 27, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

GREENLAND ACQUISTION CORPORATION

Date: April 12, 2019		/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 12, 2019		/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

