Form 10-Q
period 2019-05-31
Greenland Acquisition Corp.
filed 2019-07-15
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	GLAC	The NASDAQ Stock Market LLC
Rights to receive one-tenth (1/10) of one ordinary share	GLACR	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one ordinary share	GLACW	The NASDAQ Stock Market LLC
Units, each consisting of one ordinary share, one right and one warrant	GLACU	The NASDAQ Stock Market LLC

As of July 9, 2019, there were 5,782,000 ordinary shares, no par value, issued and outstanding.

GREENLAND ACQUISTION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of May 31, 2019 (unaudited) and November 30, 2018	1

	Condensed Statements of Operations for the Three and Six Months Ended May 31, 2019 (unaudited) and for the Three Months Ended May 31, 2018 and for the Period from December 28, 2017 (inception) through May 31, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended May 31, 2019 (unaudited) and for the Period from December 28, 2017 (inception) through May 31, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended May 31, 2019 (unaudited) and for the Period from December 28, 2017 (inception) through May 31, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$344,842	$644,700
Prepaid expenses and other current assets	52,808	84,545
Total Current Assets	397,650	729,245

Marketable securities held in Trust Account	44,829,414	44,307,387
Total Assets	$45,227,064	45,036,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,775	$31,278
Promissory note – related party	250,000	—
Total Current Liabilities	294,775	31,278

Deferred underwriting fees	995,676	979,487
Total Liabilities	1,290,451	1,010,765

Commitments

Ordinary shares subject to possible redemption, 3,821,622 and 3,875,458 shares at redemption value as of May 31, 2019 and November 30, 2018, respectively	38,936,612	39,025,866

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,960,378 and 1,906,542 shares issued and outstanding (excluding 3,821,622 and 3,875,458 shares subject to possible redemption) as of May 31, 2019 and November 30, 2018, respectively	5,156,039	5,066,785
Accumulated deficit	(156,038)	(66,784)
Total Shareholders’ Equity	5,000,001	5,000,001
Total Liabilities and Shareholders’ Equity	$45,227,064	$45,036,632

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended	For the Period from December 28, 2017 (inception) Through
	May 31,		May 31,	May 31,
	2019	2018	2019	2018

Operating costs	$363,367	$8,368	$595,092	$8,368
Loss from operations	(363,367)	(8,368)	(595,092)	(8,368)

Other income:
Interest income	256,667	—	514,684	—
Unrealized gain on marketable securities held in Trust Account	21,989	—	7,343	—
Change in value of deferred underwriting fee liability	(16,425)	—	(16,189)	—
Net loss	$(101,136)	$(8,368)	$(89,254)	$(8,368)

Weighted average ordinary shares outstanding, basic and diluted (1)	1,928,323	1,000,000	1,917,552	1,000,000

Basic and diluted net loss per ordinary share (2)	$(0.18)	$(0.01)	$(0.28)	$(0.01)

(1)	Excludes an aggregate of 3,821,622 shares subject to possible redemption at May 31, 2019 and an aggregate of 150,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full as of May 31, 2018.

(2)	Excludes interest income and unrealized gains of $242,041 and $453,433, respectively, attributable to shares subject to possible redemption for the three and six months ended May 31, 2019 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE PERIOD FROM DECEMBER 28, 2017 (INCEPTION) THROUGH MAY 31, 2018

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 28, 2017 (inception) (1)	—	$—	$—	$—

Issuance of founder shares to Sponsor (2)	1,150,000	25,000	—	25,000

Net loss	—	—	(8,368)	(8,368)
Balance – May 31, 2018	1,150,000	$25,000	$(8,368)	$16,632

(1)	The Company had no activity from December 28, 2017 (inception) through February 28, 2018.

(2)	Included an aggregate of 150,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full

SIX MONTHS ENDED MAY 31, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 1, 2018	1,906,542	$5,066,785	$(66,784)	$5,000,001

Change in value of ordinary shares subject to possible redemption	21,781	(11,882)	—	(11,882)

Net income	—	—	11,882	11,882
Balance – February 28, 2019	1,928,323	5,054,903	(54,902)	5,000,001

Change in value of ordinary shares subject to possible redemption	32,055	101,136	—	101,136

Net loss	—	—	(101,136)	(101,136)
Balance – May 31, 2019	1,960,378	$5,156,039	$(156,038)	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	For the Period from December 28, 2017 (inception) Through
	May 31,	May 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(89,254)	$(8,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of deferred underwriting fee payable	16,189	—
Interest earned on marketable securities held in Trust Account	(514,684)	—
Unrealized gain on marketable securities held in Trust Account	(7,343)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31,737	—
Accounts payable and accrued expenses	13,497	—
Net cash used in operating activities	(549,858)	(8,368)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	—	25,000
Proceeds from promissory note - related party	250,000	181,673
Payment of offering costs	—	(173,335)
Net cash provided by financing activities	250,000	33,338

Net Change in Cash	(299,858)	24,970
Cash – Beginning	644,700	—
Cash – Ending	$344,842	$24,970

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(89,254)	$—
Deferred offering costs included in accrued offering costs	$—	$12,789

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
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

At May 31, 2019, the Company had not yet commenced any operations. All activity through May 31, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination  and activities in connection with the proposed acquisition of Zhongchai Holding (Hong Kong) Limited, a company incorporated under the laws of Hong Kong (“Zhongchai Holding”) (see Note 10).

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

Transaction costs amounted to $2,752,449, consisting of $1,320,000 of underwriting fees, $978,314 of deferred underwriting fees (see Note 7) and $454,135 of other costs. In addition, as of May 31, 2019, $344,842 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
MAY 31, 2019
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

The Sponsor and the Company’s officers and directors (the “initial shareholders”) and Chardan have agreed (a) to vote their founder shares (see Note 6), the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Second Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any ordinary shares (including the founder shares) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any ordinary shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Second Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

GREENLAND ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Unaudited)

NOTE 2. LIQUIDITY

As of May 31, 2019, the Company had $344,842 in its operating bank accounts, $44,829,414 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and working capital of $102,875. As of May 31, 2019, approximately $829,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

On April 29, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $250,000 (see Note 6).

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

Other than borrowings currently outstanding under the promissory note in the aggregate amount of $250,000 as described above, the Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until July 27, 2019 (or April 27, 2020, if fully extended) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to July 27, 2019 (or April 27, 2020, if fully extended).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from December 28, 2017 (inception) through November 30, 2018 as filed with the SEC on February 27, 2019, which contains the audited financial statements and notes thereto. The financial information as of November 30, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from December 28, 2017 (inception) through November 30, 2018. The interim results for the three and six months ended May 31, 2019 are not necessarily indicative of the results to be expected for the year ending November 30, 2019 or for any future interim periods.

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

GREENLAND ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2019 and November 30, 2018.

Marketable securities held in Trust Account

At May 31, 2019 and November 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2019 and November 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

GREENLAND ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Unaudited)

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at May 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 2,341,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 468,200 ordinary shares, and (3) a unit purchase option sold to the underwriter is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended May 31,		Six Months Ended May 31,	For the Period from December 28, 2017 (inception) Through May 31,
	2019	2018	2019	2018
Net loss	$(101,136)	$(8,368)	$(89,254)	$(8,368)
Less: Income attributable to ordinary shares subject to possible redemption	(242,041)	—	(453,433)	—
Adjusted net loss	$(343,177)	$(8,368)	$(542,687)	$(8,368)

Weighted average ordinary shares outstanding, basic and diluted	1,928,323	1,000,000	1,917,552	1,000,000

Basic and diluted net loss per ordinary share	$(0.18)	$(0.01)	$(0.28)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. At May 31, 2019 and November 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

GREENLAND ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Unaudited)

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

Promissory Note – Related Party

On April 29, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $250,000. The note is non-interest bearing and payable upon the consummation of a Business Combination. As of May 31, 2019, there was $250,000 outstanding under the promissory note.

GREENLAND ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Unaudited)

Administrative Services Arrangement

The Company entered into an agreement with Puhui Wealth Investment Management (Beijing) Co., Ltd. (“Puhui”), an affiliate of a member of the Sponsor whereby, commencing on July 24, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, Puhui agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company pays Puhui $10,000 per month for these services. For the three and six months ended May 31, 2019, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of May 31, 2019 and November 30, 2018, $30,000 and $10,000 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $1,320,000. In addition, the underwriters deferred their fee of $995,676, which assumes the redemption of 3,821,622 ordinary shares as of May 31, 2019 in connection with a Business Combination. However, in the event no shares are redeemed, the underwriters would be entitled to a fee of $1,760,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

GREENLAND ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At May 31, 2019 and November 30, 2018, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At May 31, 2019 and November 30, 2018, there were 1,960,378 and 1,906,542 ordinary shares issued and outstanding, excluding 3,821,622 and 3,875,458 ordinary shares subject to possible redemption, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Unaudited)

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

GREENLAND ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2019 and November 30, 2018 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		May 31,	November 30,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$44,829,414	$44,307,387

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Share Exchange Agreement

On July 12, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Zhongchai Holding, the Sponsor, in the capacity thereunder as the purchaser representative (the “Purchaser Representative”), and Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will consummate the acquisition of all of the outstanding capital stock of Zhongchai Holding through a share exchange, with Zhongchai Holding becoming a direct wholly owned subsidiary of the Company (the “Zhongchai Business Combination”). Pursuant to the Share Exchange Agreement, the Company will issue 7,500,000 ordinary shares to the Zhongchai Equity Holder.

Ten percent (10%) of the Exchange Shares (“Escrow Shares”) will be deposited in escrow at the closing of the Zhongchai Business Combination (the “Closing”) for a period of eighteen (18) months (subject to further retention in the escrow account to the extent that there are pending indemnification claims brought prior to such time). During such time, the Escrow Shares will be subject to forfeiture back to the Company (along with dividends and other earnings otherwise payable with respect to such Escrow Shares) in the event that the Purchaser Representative successfully brings an indemnification claim under the Share Exchange Agreement on behalf of the Company’s shareholders. The Zhongchai Equity Holder will be entitled to vote the Escrow Shares while they are held in escrow.

The Zhongchai Business Combination will be consummated subject to the deliverables and provisions as further described in the Share Exchange Agreement.

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

Recent Development

On July 12, 2019, we entered into the Share Exchange Agreement with Zhongchai Holding (Hong Kong) Limited (“Zhongchai Holding”), the Sponsor and Zhongchai Equity Holder pursuant to which we will consummate the Zhongchai Business Combination and issue 7,500,000 ordinary shares to the Zhongchai Equity Holder. See Note 10 to Item 1 above for a description of the Share Exchange Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to May 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Zhongchai Holding. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three and six months ended May 31, 2019, we incurred a net loss of $101,136 and $89,254, respectively, which consisted of interest income on marketable securities held in the Trust Account of $256,667 and $514,684, respectively, an unrealized gain on marketable securities held in the Trust Account of $21,989 and $7,343, respectively, offset by the change in the value of the deferred underwriting fee liability of $16,425 and $16,189, respectively, and operating costs of $363,367 and $595,092, respectively.

For the three months ended May 31, 2018 and for the period from December 28, 2017 (inception) through May 31, 2018, we incurred a net loss of $8,368, which consisted of formation and operating costs.

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

For the six months ended May 31, 2019, cash used in operating activities was $549,858, resulting from a net loss of $89,254, interest earned on marketable securities held in the Trust Account of $514,684, an unrealized gain on marketable securities held in the Trust Account of $7,343 and a change in the value of the deferred underwriting fee liability of $16,189. Changes in operating assets and liabilities provided $45,234 of cash.

At May 31, 2019, we had marketable securities held in the Trust Account of $44,829,414. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At May 31, 2019, we had cash of $344,842 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

On April 29, 2019, we issued an unsecured promissory note to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $250,000. The note is non-interest bearing and payable upon the consummation of a Business Combination. As of May 31, 2019, there was $250,000 outstanding under the promissory note.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Share Exchange Agreement, dated as of July 12, 2019, by and among Greenland Acquisition Corporation, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative thereunder, Zhongchai Holding (Hong Kong) Limited and Cenntro Holding Limited. (1)
10.2	Registration Rights Agreement, dated as of July 12, 2019, by and among Greenland Acquisition Corporation, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited. (1)
10.3	Lock-Up Agreement, dated as of July 12, 2019, by and among Greenland Acquisition Corporation, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited. (1)
10.4	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of Greenland Acquisition Corporation, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries. (1)
10.5	Escrow Agreement, by and among Greenland Acquisition Corporation, Greenland Asset Management Corporation, Cenntro Holding Limited and Continental Stock Transfer & Trust Company. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 12, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLAND ACQUISTION CORPORATION

Date: July 15, 2019		/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2019		/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)