Form 10-Q
period 2019-08-31
Greenland Acquisition Corp.
filed 2019-10-21
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

As of October 18, 2019, there were 5,782,000 ordinary shares, no par value, issued and outstanding.

GREENLAND ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of August 31, 2019 (unaudited) and November 30, 2018	1

	Condensed Statements of Operations for the Three and Nine Months Ended August 31, 2019 (unaudited) and for the Three Months Ended August 31, 2018 and for the Period from December 28, 2017 (inception) through August 31, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended August 31, 2019 (unaudited) and for the Three Months Ended August 31, 2018 and for the Period from December 28, 2017 (inception) through August 31, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended August 31, 2019 (unaudited) and for the Period from December 28, 2017 (inception) through August 31, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	August 31,	November 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$192,000	$644,700
Prepaid expenses and other current assets	44,724	84,545
Total Current Assets	236,724	729,245

Marketable securities held in Trust Account	45,470,537	44,307,387
Total Assets	$45,707,261	45,036,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$73,327	$31,278
Advance from related party	210,000	—
Total Current Liabilities	283,327	31,278

Convertible promissory notes – related party	690,000	—
Deferred underwriting fees	1,010,580	979,487
Total Liabilities	1,983,907	1,010,765

Commitments

Ordinary shares subject to possible redemption, 3,747,102 and 3,875,458 shares at redemption value as of August 31, 2019 and November 30, 2018, respectively	38,723,353	39,025,866

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,034,898 and 1,906,542 shares issued and outstanding (excluding 3,747,102 and 3,875,458 shares subject to possible redemption) as of August 31, 2019 and November 30, 2018, respectively	5,369,298	5,066,785
Accumulated deficit	(369,297)	(66,784)
Total Shareholders’ Equity	5,000,001	5,000,001
Total Liabilities and Shareholders’ Equity	$45,707,261	$45,036,632

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended	For the Period from December 28, 2017 (inception) Through
	August 31,		August 31,	August 31,
	2019	2018	2019	2018

Operating costs	$399,478	$82,697	$994,570	$91,065
Loss from operations	(399,478)	(82,697)	(994,570)	(91,065)

Other income:
Interest income	202,905	13,853	717,589	13,853
Unrealized gain (loss) on marketable securities held in Trust Account	(1,782)	57,213	5,561	57,213
Change in value of deferred underwriting fee liability	(14,904)	—	(31,093)	—
Net loss	$(213,259)	$(11,631)	$(302,513)	$(19,999)

Weighted average ordinary shares outstanding, basic and diluted (1)	1,960,378	1,332,337	1,931,932	1,173,722

Basic and diluted net loss per ordinary share (2)	$(0.20)	$(0.06)	$(0.48)	$(0.07)

(1)	Excludes an aggregate of 3,747,102 and 3,899,442 shares subject to possible redemption at August 31, 2019 and 2018, respectively.

(2)	Excludes interest income and unrealized gains (losses) of $171,276 and $615,835 attributable to shares subject to possible redemption for the three and nine months ended August 31, 2019 and $62,979 for the three months ended August 31, 2018 and for the period from December 28, 2017 (inception) through August 31, 2018 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED AUGUST 31, 2018 AND FOR THE PERIOD FROM DECEMBER 28, 2017 (INCEPTION) THROUGH AUGUST 31, 2018

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 28, 2017 (inception) (1)	—	$—	$—	$—

Issuance of founder shares to Sponsor (2)	1,150,000	25,000	—	25,000

Net loss	—	—	(8,368)	(8,368)
Balance – May 31, 2018	1,150,000	25,000	(8,368)	16,632

Sale of 4,400,000 Units, net of underwriting discounts and offering expenses	4,400,000	41,247,309	—	41,247,309

Sale of 282,000 Private Units	282,000	2,820,000	—	2,820,000

Proceeds from the sale of unit purchase option	—	100	—	100

Forfeiture of founder shares	(50,000)	—	—	—

Ordinary shares subject to redemption	(3,899,442)	(39,072,409)	—	(39,072,409)

Net loss	—	—	(11,631)	(11,631)
Balance – August 31, 2018	1,882,558	$5,020,000	$(19,999)	$5,000,001

(1)	The Company had no activity from December 28, 2017 (inception) through February 28, 2018.

(2)	Included an aggregate of 150,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

THREE AND NINE MONTHS ENDED AUGUST 31, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 1, 2018	1,906,542	$5,066,785	$(66,784)	$5,000,001

Change in value of ordinary shares subject to possible redemption	21,781	(11,882)	—	(11,882)

Net income	—	—	11,882	11,882
Balance – February 28, 2019	1,928,323	5,054,903	(54,902)	5,000,001

Change in value of ordinary shares subject to possible redemption	32,055	101,136	—	101,136

Net loss	—	—	(101,136)	(101,136)
Balance – May 31, 2019	1,960,378	5,156,039	(156,038)	5,000,001

Change in value of ordinary shares subject to possible redemption	74,520	213,259	—	213,259

Net loss	—	—	(213,259)	(213,259)
Balance – August 31, 2019	2,034,898	$5,369,298	$(369,297)	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

GREENLAND ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	For the Period from December 28, 2017 (inception) Through
	August 31,	August 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(302,513)	$(19,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of deferred underwriting fee payable	31,093	—
Interest earned on marketable securities held in Trust Account	(717,589)	(57,213)
Unrealized gain on marketable securities held in Trust Account	(5,561)	(13,853)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	39,821	(114,087)
Accounts payable and accrued expenses	42,049	46,129
Net cash used in operating activities	(912,700)	(159,023)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(440,000)	(44,000,000)
Net cash used in investing activities	(440,000)	(44,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	42,680,000
Proceeds from sale of Private Units	—	2,820,000
Proceeds from issuance of unit purchase option	—	100
Advance from related party	210,000	—
Proceeds from convertible promissory notes – related party	690,000	—
Proceeds from promissory note - related party	—	227,673
Repayment of promissory note - related party	—	(227,673)
Payment of offering costs	—	(454,135)
Net cash provided by financing activities	900,000	45,070,965

Net Change in Cash	(452,700)	911,942
Cash – Beginning	644,700	—
Cash – Ending	$192,000	$911,942

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to redemption	$—	$39,084,280
Initial classification of deferred underwriting fee payable	$—	$978,314
Change in value of ordinary shares subject to possible redemption	$(302,513)	$(11,871)
Change in value of deferred underwriting fee payable	$—	$242

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

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

At August 31, 2019, the Company had not yet commenced any operations. All activity through August 31, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination  and activities in connection with the proposed acquisition of Zhongchai Holding (Hong Kong) Limited, a company incorporated under the laws of Hong Kong (“Zhongchai Holding”) (see Note 10).

The registration statement for the Initial Public Offering was declared effective on July 24, 2018. On July 27, 2018, the Company consummated the Initial Public Offering of 4,400,000 units (“Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit which includes a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 Units, at $10.00 per Unit, generating gross proceeds of $44,000,000, which is described in Note 4.

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

Transaction costs amounted to $2,752,449, consisting of $1,320,000 of underwriting fees, $978,314 of deferred underwriting fees (see Note 7) and $454,135 of other costs. In addition, as of August 31, 2019, $192,000 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

AUGUST 31, 2019

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

The Company will have until October 25, 2019 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by October 25, 2019, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $440,000, or $0.10 per Unit, on or prior to the date of the applicable deadline, for each three-month extension.

On July 24, 2019, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on October 25, 2019, and, accordingly, $440,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from the Sponsor. The note is repayable upon the consummation of a Business Combination (see Note 6).

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, subject to increase of up to an additional $0.30 per share in the event that the Company elects to extend the period of time to consummate a Business Combination, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. LIQUIDITY

As of August 31, 2019, the Company had $192,000 in its operating bank accounts, $45,470,537 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and working capital of $163,397, which excludes the advance from related party in the amount of $210,000 as such amount is payable upon the consummation of a Business Combination and not from the working capital of the Company (see Note 10). As of August 31, 2019, approximately $1,031,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

On April 29, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $250,000. On July 24, 2019, such note was amended and restated to include a conversion feature (see Note 6).

On September 6, 2019, the Company issued an unsecured convertible promissory note (the “Convertible Note”) in the principal amount of up to $500,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination (see Note 10).

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

Other than borrowings currently outstanding under the promissory note in the aggregate amount of $250,000 and the amounts available under the $500,000 Convertible Note as described above, the Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until October 25, 2019 (or April 27, 2020, if fully extended) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to October 25, 2019 (or April 27, 2020, if fully extended).

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from December 28, 2017 (inception) through November 30, 2018 as filed with the SEC on February 27, 2019, which contains the audited financial statements and notes thereto. The financial information as of November 30, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from December 28, 2017 (inception) through November 30, 2018. The interim results for the three and nine months ended August 31, 2019 are not necessarily indicative of the results to be expected for the year ending November 30, 2019 or for any future interim periods.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2019 and November 30, 2018.

Marketable securities held in Trust Account

At August 31, 2019 and November 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2019 and November 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at August 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 2,341,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 468,200 ordinary shares, and (3) a unit purchase option sold to the underwriter exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the unit purchase option, warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,	For the Period from December 28, 2017 (inception) Through August 31,
	2019	2018	2019	2018
Net loss	$(213,259)	$(11,631)	$(302,513)	$(19,999)
Less: Income attributable to ordinary shares subject to possible redemption	(171,276)	(62,979)	(615,835)	(62,979)
Adjusted net loss	$(384,535)	$(74,610)	$(918,348)	$(82,978)

Weighted average ordinary shares outstanding, basic and diluted	1,960,378	1,332,337	1,931,932	1,173,722

Basic and diluted net loss per ordinary share	$(0.20)	$(0.06)	$(0.48)	$(0.07)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. At August 31, 2019 and November 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Chardan (and its designees) purchased an aggregate of 282,000 Private Units at $10.00 per Private Unit for an aggregate purchase price of $2,820,000, of which 260,000 Private Units were purchased by the Sponsor and 22,000 Private Units were purchased by Chardan (and its designees). The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

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

Convertible Promissory Note – Related Party

On April 29, 2019, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $250,000. The note is non-interest bearing and payable upon the consummation of a Business Combination. On July 24, 2019, such note was amended and restated to include a conversion feature, such that up to $250,000 of the note may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. As of August 31, 2019, there was $250,000 outstanding under the promissory note (see below).

Related Party Advances

During the nine months ended August 31, 2019, the Company’s Sponsor advanced an aggregate of $210,000 to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $210,000 were outstanding as of August 31, 2019. On September 6, 2019, the Company issued the Convertible Note to the Sponsor and, as a result, outstanding advances in the amount of $210,000 were converted into loans under the Convertible Note (see “Related Party Loans” below and Note 10).

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

Administrative Services Arrangement

The Company entered into an agreement with Puhui Wealth Investment Management (Beijing) Co., Ltd. (“Puhui”), an affiliate of a member of the Sponsor whereby, commencing on July 24, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, Puhui agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company pays Puhui $10,000 per month for these services. For the three and nine months ended August 31, 2019, the Company incurred $30,000 and $90,000 in fees for these services, respectively. As of August 31, 2019 and November 30, 2018, $10,000 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On July 24, 2019, the Company’s $250,000 promissory note was amended and restated to include a conversion feature such that up to $250,000 of the note may be converted into additional Private Units. In addition, on September 6, 2019, the Company issued a Convertible Note in the aggregate amount of $500,000 to the Sponsor. As of the date of this report, the Sponsor has funded $210,000 of the Convertible Note (see Note 10).

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $440,000, or $0.10 per Unit, on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a loan. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On July 24, 2019, the Company issued an unsecured convertible promissory note in the amount of $440,000, representing $0.10 per public share, to the Sponsor to fund a three-month extension payment and, accordingly, $440,000 was deposited into the Trust Account. The Company now has until October 25, 2019 to consummate a Business Combination. The note does not bear interest and would either be repaid upon closing of a Business Combination, or at the lender’s discretion, up to $440,000 of the notes may be converted upon closing of a Business Combination into additional Private Units at a price of $10.00 per Unit. As of August 31, 2019, the outstanding balance under the promissory note amounted to an aggregate of $440,000 and is included in Convertible Promissory Notes – Related Party in the accompanying condensed balance sheet.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $1,320,000. In addition, the underwriters deferred their fee of $1,010,580, which assumes the redemption of 3,747,102 ordinary shares as of August 31, 2019 in connection with a Business Combination. Pursuant to the Company’s agreement with the underwriters, 50% of such deferred discounts and commissions ($0.20, or 2.0%, for each unit) is payable based on the number of shares that are not redeemed by shareholders in connection with a Business Combination.  However, in the event no shares are redeemed, the underwriters would be entitled to a fee of $1,760,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Subscription Agreements

On September 8, 2019, the Company entered into subscription agreements (“Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors an aggregate of $6,000,000 of ordinary shares of the Company, at a price of $10.25 per share, in a private placement (the “PIPE Financing”). Two Subscription Agreements were entered into, one of which provided for $1,000,000 of the PIPE Financing (the “$1M Agreement”), and the other for $5,000,000 of the PIPE Financing (the “$5M Agreement”). Pursuant to $1M Agreement, the PIPE Investor had the right to reduce its obligation with respect to the PIPE Financing to the extent that it purchases the Company’s shares in one or more open market purchases or in privately negotiated transactions with third parties (any shares so purchased, “Backstop Shares”), which if held and not redeemed in accordance with the requirements of the $1M Agreement, will reduce the number of Company’s shares required to be purchased by such PIPE Investors in the PIPE Financing. The PIPE Investors have agreed to (i) not transfer prior to the Closing any Backstop Shares that they own or otherwise acquire, (ii) vote at the special meeting of shareholders of the Company all of the Backstop Shares that they own or acquire, or otherwise have proxy rights with respect to, in favor of the Zhongchai Business Combination, and each of the other proposals in the special meeting of shareholders of the Company, and (iii) waive and not exercise their redemption rights for any Backstop Shares that they own or acquire. The Company has been advised that by reason of its market purchases, the PIPE Investor will not be purchasing any ordinary shares from the Company.

Effective October 17, 2019, the Company and the subscriber which entered into the $5M Agreement, mutually agreed to terminate the $5M Agreement pursuant to a termination agreement. As a result, the Company has not issued, and does not expect to issue, any ordinary shares pursuant to the Subscription Agreements.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

More information about the Zhongchai Business Combination is included in the definitive proxy statement/prospectus that the Company filed with the SEC on September 26, 2019. The definitive proxy statement/prospectus contains the notice of special meeting of shareholders of the Company to vote on and adopt the Share Exchange Agreement and to vote on certain related proposals. The special meeting was scheduled for October 17, 2019, which was adjourned to October 24, 2019. There is no guarantee that the Company will be able to hold its special meeting on the scheduled day or at all, or that the conditions to the closing of the Zhongchai Business Combination will be satisfied prior to, or following such meeting.

Legal Matters

On July 12, 2019, the Company filed with the SEC a preliminary proxy statement in connection with a special meeting of the shareholders of the Company to consider and vote on the Business Combination and related matters. Subsequently, the Company filed an amendment to the Preliminary Proxy Statement (the “Amended Preliminary Proxy Statement”) and on September 26, 2019, the Company filed with the SEC a definitive proxy statement (the “Definitive Proxy Statement”).

As disclosed in the Definitive Proxy Statement, on September 19, 2019, a purported class action challenging the Business Combination was filed in the United States District Court for the District of Delaware (the “District Court”), captioned Wheby v. Greenland Acquisition Corporation, et al., Case No. 19-1758-MN (D. Del.) (the “Action”). The Action alleged certain violations of the Securities Exchange Act of 1934, as amended, and sought, among other things, to enjoin the Business Combination from closing (or, if consummated, to rescind the Business Combination or award rescissory damages), to require the Company to issue a separate proxy statement, and to receive an award of attorneys’ fees and costs. The Company believes that the allegations in the complaint are without merit and denies that any further disclosure beyond that already contained in the Preliminary Proxy Statement is required under applicable law to supplement the Preliminary Proxy Statement included therein which has been disseminated to shareholders of the Company. Nonetheless, in order to moot plaintiff’s unmeritorious disclosure claims, avoid nuisance and possible expenses, and provide additional information to the shareholders, the Company determined to voluntarily make minor modifications to the Definitive Proxy Statement, which the Company deemed immaterial.

On October 14, 2019, the plaintiff, the Company and all other named defendants in the Action entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019. Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At August 31, 2019 and November 30, 2018, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At August 31, 2019 and November 30, 2018, there were 2,034,898 and 1,906,542 ordinary shares issued and outstanding, excluding 3,747,102 and 3,875,458 ordinary shares subject to possible redemption, respectively.

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

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

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

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

GREENLAND ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2019 and November 30, 2018 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		August 31,	November 30,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$45,470,537	$44,307,387

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On September 6, 2019, the Company issued a Convertible Note in the aggregate amount of $500,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into Private Units at a price of $10.00 per Unit. In connection with the issuance of the Convertible Note, outstanding advances in the amount of $210,000 were converted into loans under the Convertible Note. As of the date of this report, the Sponsor has funded $210,000 of the Convertible Note.

Effective October 17, 2019, the Company and the subscriber which entered into the $5M Agreement, mutually agreed to terminate the $5M Agreement pursuant to a termination agreement. The Company has not issued, and does not expect to issue, any ordinary shares pursuant to the Subscription Agreements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K and Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on December 28, 2017 in the British Virgin Islands with limited liability (meaning our shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount already paid for their shares) formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

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

Recent Development

On July 12, 2019, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Zhongchai Holding (Hong Kong) Limited (“Zhongchai Holding”), the Sponsor and Zhongchai Equity Holder pursuant to which we will consummate the Business Combination and issue 7,500,000 ordinary shares to the Zhongchai Equity Holder. See Note 10 to Item 1 above for a description of the Share Exchange Agreement and the transactions contemplated thereby.

We initially had until July 27, 2019 to consummate a Business Combination. However, if we anticipated that we may not be able to consummate a Business Combination by July 27, 2019, we may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $440,000 ($0.10 per Unit), on or prior to the date of the applicable deadline, for each three-month extension. On July 24, 2019, we issued an unsecured convertible promissory note in the amount of $440,000, representing $0.10 per public share, to the Sponsor to fund a three-month extension payment and, accordingly, $440,000 was deposited into the Trust Account. We now have until October 25, 2019 to consummate a Business Combination. The note does not bear interest and matures upon closing of a Business Combination (the “Closing”). As of August 31, 2019, the outstanding balance under the promissory note amounted to an aggregate of $440,000.

In addition, on September 6, 2019, we issued a Convertible Note in the aggregate amount of $500,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of the date of this report, the Sponsor funded $210,000 of the Convertible Note.

On September 8, 2019, the Company entered into subscription agreements (“Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the Company agreed to issue and sell to the PIPE Investors an aggregate of $6,000,000 of ordinary shares of the Company, at a price of $10.25 per share, in a private placement (the “PIPE Financing”). Two Subscription Agreements were entered into, one of which provided for $1,000,000 of the PIPE Financing (the “$1M Agreement”), and the other for $5,000,000 of the PIPE Financing (the “$5M Agreement”). Pursuant to $1M Agreement, the PIPE Investor had the right to reduce its obligation with respect to the PIPE Financing to the extent that it purchases the Company’s shares in one or more open market purchases or in privately negotiated transactions with third parties (any shares so purchased, “Backstop Shares”), which if held and not redeemed in accordance with the requirements of the $1M Agreement, will reduce the number of Company’s shares required to be purchased by such PIPE Investors in the PIPE Financing. The PIPE Investors have agreed to (i) not transfer prior to the Closing any Backstop Shares that they own or otherwise acquire, (ii) vote at the special meeting of shareholders of the Company all of the Backstop Shares that they own or acquire, or otherwise have proxy rights with respect to, in favor of the Zhongchai Business Combination, and each of the other proposals in the special meeting of shareholders of the Company, and (iii) waive and not exercise their redemption rights for any Backstop Shares that they own or acquire. The Company has been advised that by reason of its market purchases, the PIPE Investor will not be purchasing any ordinary shares from the Company.

Effective October 17, 2019, the Company and the subscriber which entered into the $5M Agreement, mutually agreed to terminate the $5M Agreement pursuant to a termination agreement. As a result, the Company has not issued, and does not expect to issue, any ordinary shares pursuant to the Subscription Agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to August 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Zhongchai Holding. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with completing a Business Combination.

For the three months ended August 31, 2019, we incurred a net loss of $213,259, which consisted of operating costs of $399,478, a change in the value of the deferred underwriting fee liability of $14,904 and an unrealized loss on marketable securities held in the Trust Account of $1,782, offset by interest income on marketable securities held in the Trust Account of $202,905.

For the nine months ended August 31, 2019, we incurred a net loss of $302,513, which consisted of operating costs of $994,570 and a change in the value of the deferred underwriting fee liability of $31,093, offset by an unrealized gain on marketable securities held in the Trust Account of $5,561 and interest income on marketable securities held in the Trust Account of $717,589.

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

Liquidity and Capital Resources

On July 27, 2018, we consummated the Initial Public Offering of 4,400,000 Units at a price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 Units, generating gross proceeds of $44,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 282,000 Private Units to the sponsor and Chardan (and its designees) at a price of $10.00 per unit, generating gross proceeds of $2,820,000.

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

For the nine months ended August 31, 2019, cash used in operating activities was $912,700, resulting from a net loss of $302,513, interest earned on marketable securities held in the Trust Account of $717,589, an unrealized gain on marketable securities held in the Trust Account of $5,561 and a change in the value of the deferred underwriting fee liability of $31,093. Changes in operating assets and liabilities provided $81,870 of cash.

For the period from December 28, 2017 (inception) through August 31, 2018, cash used in operating activities was $159,023, resulting primarily from net loss of $19,999, interest earned on marketable securities held in the Trust Account of $13,853 and an unrealized gain on marketable securities held in the Trust Account of $57,213. Changes in operating assets and liabilities used $67,958 of cash.

At August 31, 2019, we had marketable securities held in the Trust Account of $45,470,537. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At August 31, 2019, we had cash of $192,000 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to consummate the Business Combination identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

On April 29, 2019, we issued an unsecured promissory note to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $250,000. The note is non-interest bearing and payable upon the consummation of a Business Combination. On July 24, 2019, such note was amended and restated to include a conversion feature. As of August 31, 2019, there was $250,000 outstanding under the promissory note.

On September 6, 2019, we issued a Convertible Note in the aggregate amount of $500,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of the date of this report, the Sponsor funded $210,000 of the Convertible Note.

On September 8, 2019, we entered into Subscription Agreements with the PIPE Investors, pursuant to which we agreed to issue and sell to the PIPE Investors an aggregate of $6,000,000 of our ordinary shares, at a price of $10.25 per share, in the PIPE Financing simultaneously with or immediately prior to the closing of the Business Combination, and the PIPE Investors will have the right to purchase Backstop Shares, which, if held and not redeemed in accordance with the requirements of the Subscription Agreements, will reduce the number of ordinary shares required to be purchased by such PIPE Investors in the PIPE Financing. Two Subscription Agreements were entered into, one of which provided for $1,000,000 of the PIPE Financing, or the $1M Agreement, and the other for $5,000,000 of the PIPE Financing, or the $5M Agreement. We have been advised that by reason of its market purchases, the PIPE Investor will not be purchasing any ordinary shares from the Company. Effective October 17, 2019, we and the subscriber which entered into the $5M Agreement, mutually agreed to terminate the $5M Agreement pursuant to a termination agreement. As a result, we have not issued, and do not expect to issue, any ordinary shares pursuant to the Subscription Agreements.

Other than as described above, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit at the option of the lender.

We may need to raise additional funds in order to meet the expenditures required for operating our business. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended November 30, 2018 as filed with the SEC on February 27, 2019 and the Definitive Proxy on Schedule 14A as filed with the SEC on September 26, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended November 30, 2018 as filed with the SEC on February 27, 2019 and the Definitive Proxy on Schedule 14A as filed with the SEC on September 26, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 12, 2019, the Company filed with the SEC a preliminary proxy statement in connection with a special meeting of the shareholders of the Company to consider and vote on the Business Combination and related matters. Subsequently, the Company filed an amendment to the Preliminary Proxy Statement (the “Amended Preliminary Proxy Statement”) and on September 26, 2019, the Company filed with the SEC a definitive proxy statement (the “Definitive Proxy Statement”).

As disclosed in the Definitive Proxy Statement, on September 19, 2019, a purported class action challenging the Business Combination was filed in the United States District Court for the District of Delaware (the “District Court”), captioned Wheby v. Greenland Acquisition Corporation, et al., Case No. 19-1758-MN (D. Del.) (the “Action”). The Action alleged certain violations of the Securities Exchange Act of 1934, as amended, and sought, among other things, to enjoin the Business Combination from closing (or, if consummated, to rescind the Business Combination or award rescissory damages), to require the Company to issue a separate proxy statement, and to receive an award of attorneys’ fees and costs. The Company believes that the allegations in the complaint are without merit and denies that any further disclosure beyond that already contained in the Preliminary Proxy Statement is required under applicable law to supplement the Preliminary Proxy Statement included therein which has been disseminated to shareholders of the Company. Nonetheless, in order to moot plaintiff’s unmeritorious disclosure claims, avoid nuisance and possible expenses, and provide additional information to the shareholders, the Company determined to voluntarily make minor modifications to the Definitive Proxy Statement, which the Company deemed immaterial.

On October 14, 2019, the plaintiff, the Company and all other named defendants in the Action entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019. Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.

On October 17, 2019, the Company held its special meeting of shareholders to approve a proposal to adjourn the special meeting until 10:00 a.m., Eastern Time, on October 24, 2019. At such time, the special meeting will re-convene at the offices of Ellenoff Grossman & Schole LLP, at 1345 Avenue of the Americas, New York, NY 10105. In connection with the adjournment of the special meeting, the final date for public shareholders to demand redemption of their shares has been extended to 5:00 p.m., Eastern Time, on October 23, 2019.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Share Exchange Agreement, dated as of July 12, 2019, by and among Greenland Acquisition Corporation, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative thereunder, Zhongchai Holding (Hong Kong) Limited and Cenntro Holding Limited. (1)
10.2	Registration Rights Agreement, dated as of July 12, 2019, by and among Greenland Acquisition Corporation, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited. (1)
10.3	Lock-Up Agreement, dated as of July 12, 2019, by and among Greenland Acquisition Corporation, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited. (1)
10.4	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of Greenland Acquisition Corporation, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries. (1)
10.5	Escrow Agreement, by and among Greenland Acquisition Corporation, Greenland Asset Management Corporation, Cenntro Holding Limited and Continental Stock Transfer & Trust Company. (1)
10.6	Promissory Note, dated September 12, 2019 (2)
10.7	Form of Subscription Agreement (3)
10.8	Promissory note, dated July 24, 2019, issued by Greenland Acquisition Corporation to Greenland Asset Management Corporation (4)
10.9	Amended and Restated Promissory Note, dated July 24, 2019, issued by Greenland Acquisition Corporation to Greenland Asset Management Corporation (4)
10.10	Termination Agreement, dated October 17, 2019, by and between Greenland Acquisition Corporation and CCWW Holdings LLC (5)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 12, 2019 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 12, 2019 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 12, 2019 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2019 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 21, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLAND ACQUISITION CORPORATION

Date: October 21, 2019		/s/ Yanming Liu
	Name:	Yanming Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2019		/s/ River Chi
	Name:	River Chi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)