Form 10-K
period 2019-12-31
Greenland Technologies Holding Corp.
filed 2020-04-03
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-26731

GREENLAND TECHNOLOGIES HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

British Virgin Islands	001-38605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11-F, Building #12, Sunking Plaza, Gaojiao Road Hangzhou, Zhejiang People’s Republic of China	311122
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (86) 010-53607082

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	GTEC	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting Company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting Company,” and “emerging growth Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting Company	☒
		Emerging growth Company	☒

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares of $3.9, as reported on the Nasdaq Capital Market, was approximately $39.08 million.

As of April 3rd, 2020, there were 10,021,142 shares of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement the registrant filed with the SEC on September 26, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, the “Company,” and “Greenland” refer to Greenland Technologies Holding Corporation and its subsidiaries unless the context indicates otherwise. “PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of PRC and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business, and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations, or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements, or development plans;

●	The Company’s ability to devise and implement effective internal controls and procedures;

●	The availability of additional capital to support capital improvements and development; and

●	Global or national health concerns, including the outbreak of epidemic or contagious diseases such as the COVID-19 epidemic; and

●	Other risks identified in this Report and in our other filings with the Securities and Exchange Commission or the SEC.

This Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I

ITEM 1.	BUSINESS

General

The registrant was incorporated on December 28, 2017 as a British Virgin Islands Company with limited liability. The registrant was incorporated as a blank check Company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Following the Business Combination (as described and defined below) in October 2019, the registrant changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation (“Greenland”).

Greenland serves as the parent Company for the primary operating Company, Zhongchai Holding (Hong Kong) Limited, a holding Company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Through Zhongchai Holding and other subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in PRC, as well as develop models for robotic cargo carriers, which are expected to be produced in the near future in PRC.

Greenland, through its subsidiaries, is:

●	A leading developer and manufacturer of traditional transmission products for material handling machineries in China; and

●	A developer of robotic cargo carrier, which is expected to be available for commercial use in the near future in China.

Greenland’s transmission products are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards and seaports. Forklifts play an important role in logistics systems of many enterprises across different industries in China and globally. Generally, the industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery and automobile industries.

Greenland has experienced decreased demand for forklifts in the manufacturing industry in the PRC, as its revenue decreased from approximately $60.21 million in the fiscal year 2018 to approximately $52.40 million in the fiscal year 2019. The revenue decline of approximately $7.81 million was primarily due to the reduced output during the opening of the new factory. Based on revenues in the fiscal year ended December 31, 2019 and 2018, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-ton forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift truck manufacturers. In the fiscal year ended December 31, 2019 and 2018, Greenland sold an aggregate of more than 83,567 and 92,374 sets of transmission products, respectively, to more than 100 forklift manufacturers in China.

Through Zhongchai Holding and other subsidiaries, Greenland has leveraged its industry and market experience to develop robotic cargo carriers. Greenland completed a conceptual prototype of a robotic cargo carrier in August 2018. Greenland also completed a production-ready sample in January 2020, which has been extensively tested under the sample-testing phase. Greenland expects its first product to be a robotic cargo carrier with payload capacity of approximately 500 kilograms. Greenland believes that this product will be more cost effective than existing automatic guided vehicles in the market. Due to the recent COVID-19 outbreak in China, there are uncertainties remain in the demand of new robotic carriers’ market. Greenland’s management expects to delay the robotic cargo carrier production launch and wait for the market response. In the future, Greenland’s management plans to offer a robotic cargo carrier with payload capacity of approximately 100 kilograms.

Significant Activities since Inception

Initial Public Offering

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share.  The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $44,000,000 (before underwriting discounts and offering expenses).

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC, generating gross proceeds of $2,820,000.

Business Combination

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) following a special meeting of the shareholders where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt an share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019 and entered into by and among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative (the “Purchaser Representative”), and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder” or the “Seller”).

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

The Business Combination was accounted for as a reverse recapitalization (the "Recapitalization Transaction") in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, Zhongchai Holding is considered the acquirer based on facts and circumstances, including the following:

●	Zhongchai Holding’s operations comprise the ongoing operations of the combined entity;

●	The officers of the newly combined company consist of Zhongchai Holding’s executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel, and,

●	The former shareholders of Zhongchai Holding own a majority voting interest in the combined entity.

As a result of Zhongchai Holding being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” Zhongchai Holding is the predecessor and legal successor to the Company. The historical operations of Zhongchai Holding are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Zhongchai Holding prior to the Business Combination; (ii) the combined results of Zhongchai Holding and Greenland following the Business Combination in October, 2019; (iii) the assets and liabilities of Zhongchai Holding at their historical cost, and (iv) Greenland’s equity structure for all periods presented. Zhongchai Holding received 7,500,000 shares of Greenland in exchange for all the share capital, which is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse recapitalization of Zhongchai Holding.

Incorporation of Greenland Technologies Corp.

On January 14, 2020, Greenland Technologies Corp. was incorporated under the laws of the state of Delaware (“Greenland Tech”). Greenland Tech is the 100% owned subsidiary of the registrant. We aim to use it as the US operation site of the Company and promote sales of our robotic products for the North American market in the near future.

Corporate Structure

The following diagram illustrates the current corporate structure of Greenland, including the jurisdiction of formation and ownership interest of each of its subsidiaries.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands Company with limited liability. As a result of the consummation of the Business Combination, Greenland serves as the parent Company for Zhongchai Holding.

Zhongchai Holding was incorporated in Hong Kong on April 23, 2009. From April 23, 2009 to November 1, 2011, Zhongchai Holding was a subsidiary of Equicap, Inc., a Nevada corporation which stock was quoted on the OTC Markets until July 29, 2011.

Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), an 89.47%-owned subsidiary of Zhongchai Holding, was incorporated in PRC on November 21, 2005 and is engaged in the business of designing, manufacturing and selling transmission products mainly for forklift trucks. The remaining 10.53% of Zhejiang Zhongchai’s capital stock is owned by Xinchang County Jiuxin Investment Management Partnership (LP), an entity owned by Mengxing He, director and general manager of Zhejiang Zhongchai and legal representative, executive director and general manager of Shengte (as defined below).

Hangzhou Greenland Robotic Co., Ltd. (“Hangzhou Greenland”), a wholly owned subsidiary of Zhongchai Holding, was incorporated in PRC on August 9, 2019 and is engaged in the business of research, development and manufacturing of robotics and warehousing equipment and systems.

Zhejiang Shengte Transmission Machinery Co., Ltd. (“Shengte”), a PRC Company incorporated on February 24, 2006, has been a wholly owned subsidiary of Zhejiang Zhongchai since May 21, 2007. Shengte was engaged in the business of manufacturing and selling of gears used in Zhejiang Zhongchai’s transmission products. In 2019, Shengte ceased its business operation, and most assets of its assets were transferred to Zhejiang Zhongchai. Only the employee social benefit function of Shengte in the local region stays effective.

Shanghai Hengyu Business Management Consulting Co., Ltd. (“Hengyu”), a 62.5%-owned subsidiary of Zhongchai Holding, was incorporated in PRC on September 10, 2005 and holds no assets other than an account receivable owed by Cenntro Holding Limited (“Cenntro Holding”), the sole member of Zhongchai Holding prior to the Closing of the Business Combination. The remaining 37.5% of Hengyu’s capital stock is beneficially owned by Peter Zuguang Wang.

Products

The transmission products of Greenland and its subsidiaries can be broadly divided into two categories: gearboxes and transaxles.

Gearboxes. Greenland specializes in developing and manufacturing gearboxes for small- and medium-sized material handling machineries. There are two series of gearboxes: the JDS series of mechanical gearboxes and the YQX series of hydraulic gearboxes.

Set forth below are the key features of the JDS series of mechanical gearboxes.

Set forth below are the key features of its YQX Series of hydraulic gearboxes.

Transaxles. Greenland produces transaxles that integrate the functions of transmissions and drive axles into one integrated assembly, thereby increasing the products’ transmission ratios and reducing the products’ noise levels and weight and size, leaving additional space for safety and other functions.

Set forth below are the key features of the transaxle products.

Competitive Strengths

Greenland believes that the following strengths enable the Company to compete effectively:

Favourable Market Trends

Greenland believes that a number of key industry trends in PRC will continue to benefit Greenland and its subsidiaries and continue to drive its growth, including:

●	Increasing labor cost, which accelerates labor substitution with machinery in material handling and logistic activities;

●	Increasing migration of logistic labor to urban areas, which increases demand for logistic machinery;

●	Increasing government support for logistic mechanization, including in the form of subsidies;

●	Increasing government support for improving efficiency in PRC’s logistics industry, which is a key end market for material handling machinery such as forklifts and loaders;

●	Higher rate of growth in investments in smaller projects (such as subways and urban maintenance projects) compared to those in mega projects (such as highways and bridges), which fosters demand for smaller excavators and other construction machinery for smaller projects; and

●	Increasing competitiveness of PRC branded products in PRC and certain international markets.

As a result of these favourable industry trends, Greenland believes that it is well-positioned to capitalize on the increasing market demand for transmission products for small- and medium-sized material handling and logistic machinery in PRC.

Well-Developed Manufacturing Capabilities Leading to High Efficiency

Greenland believes that its manufacturing process is well developed. In addition, Greenland believes that a combination of modern operational and management systems and its advanced manufacturing equipment, together with its manufacturing know-how and the skills of its workforce, contribute to a flexible manufacturing system, which allows Greenland to shorten the “time to market” for its new products and timely adjust its product mix to respond to changes in market demand.

Robust Research and Product Development Capabilities

Research and product development capabilities have been critical to Greenland’s historical growth and current market position. Such capabilities include the following:

●	Strong R&D team. Greenland’s research and development team, comprising more than 10 professionals, or over 10% of Greenland’s employees, is led by Dr. Lei Chen, who is a former professor at The University of Texas at Austin and has many years of research and development experience in introducing and adopting new technologies.

●	Facilities. Greenland’s research and development facilities consist of a transmission technology center and a robotic technology center. The transmission technology center is accredited by the Zhejiang provincial government. The technology center consists of a product development and design department, a research center, three research departments focused on the design, application and manufacturing of internal combustion engines, and a post-doctoral workstation certified by the PRC Ministry of Human Resource and Social Security.

Strategic Service Network

The ability to provide timely after-sales services is critical to building and maintaining Greenland’s customer base. We have established an after-sales service network at strategic locations, with a focus on areas that have more developed economies. For example, the eastern provinces of PRC generally have significant demand for logistics services. Accordingly, Greenland, through its subsidiaries, has operated an in-house service center and retained service providers predominantly in these regions. Users of Greenland’s products are able to reach the Company through a service line, through which Greenland is able to provide prompt on-site technical services at various locations in PRC.

Experienced Management Team with a Successful Track Record

Greenland’s senior management team combines local operational experience and market knowledge with international management and technical experience. In addition, each member of senior management has a track record of helping build companies into successful enterprises.

●	Peter Zuguang Wang has served as the sole director of Zhongchai Holding since April 2009 and the chairman of Zhejiang Zhongchai since September 2017. He has more than 20 years of experience in technology and management, combining a unique background in each of research and development, operations, finance and management. Mr. Wang was a co-founder of Unitech Telecom (now a part of UTStarcom, Nasdaq: UTSI).

●	Raymond Z. Wang has served as the Chief Executive Officer of Zhongchai Holding since April 2019. He has more than ten years of management and corporate governance experience, and has served as president and vice president of two international companies and vice chairman of the board of a non-profit organization. This gives him a wealth of capabilities and experience in all aspects, including warehousing management, logistics modernization, financial management, organizational management, business process optimization and customer channel acquisition.

●	Jing Jin, Chief Financial Officer, a Certified Public Account, has over 10 years of experience in accounting, budgeting and financial planning across operations in PRC and overseas, including as an executive of public companies.

●	Lei Chen, Chief Scientist, has over 25 years of experience as a scientist in both U.S. and PRC. He is skilful in unconventional solutions by crossing different science and technology disciplines. Dr. Chen has expertise in laser spectroscopy, high-speed data acquisition, atomic and molecular physics, Nano material, software and hardware architecture and design, combustion engine and electrical motor, and livestock husbandry. Dr. Chen’s experience and scientific knowledge is valuable to Zhongchai Holding’s research and development efforts with respect to transmission products and its future robotic products.

Customers

Greenland, through its subsidiaries, sells almost all of its products domestically in PRC. Its customers primarily consist of manufacturers of material handling equipment, primarily forklift trucks. Greenland believes that its customers include some of the leading manufacturers in their respective market segments. Greenland also supplies to the PRC subsidiaries of a number of blue-chip international brands based in Europe and Asia.

During the years ended December 31, 2019 and 2018, Greenland’s five largest customers contributed 43.62% and 40.58%, respectively, of its total revenues. In the same periods, Greenland’s single largest customer, Company A, accounted for 14.03% and 14.66%, respectively, of Greenland’s total revenue. Greenland sells products to Company A based on purchase orders submitted to its subsidiary, Zhongchai Holding.

Suppliers

Greenland purchases its raw materials from various suppliers for use in the manufacture of its products.

The key raw materials used in the manufacture of its products include processed metal-based parts and components, including but not limited to iron castings and gears. Most of such parts and components are purchased from PRC domestic suppliers. Almost all of Greenland’s suppliers are located in close proximity to its facilities, allowing the Company to reduce transportation and inventory costs.

The prices of iron and steel and other raw materials have historically fluctuated significantly in PRC, which in turn has affected the Company’s business and results of operations. Greenland closely monitors changes in raw material prices and seeks to adjust its inventory of raw materials when the prices of such raw materials are expected to rise for a sustained period. In addition, Greenland seeks to minimize the impact of fluctuations in raw material prices by adopting bidding processes in its raw material procurement process and selecting suppliers with the most favourable bids. Greenland also seeks to price its products to reflect the expected fluctuations in raw material prices to the extent possible. However, there can be no assurance that Greenland could precisely estimate increases in raw material prices or effectively pass on such increases to its customers.

Production

Greenland’s products are comprised of a number of major parts and components, including gearbox housing, gears, bearings, oil pumps, gear shafts, hydraulics and electrical components. The gearbox housing and gears parts are processed in-house at its manufacturing facility in Xinchang County, Zhejiang Province, PRC. Components of such products are generally sourced from third parties and are assembled and integrated to form finished products. The finished products undergo further adjustments, fine tuning, testing and quality inspection. After inspection, the finished products are coated and painted before being sent to our warehouses for storage and distribution to its customers.

Inventory and Warehousing

Greenland undertakes inventory control in order to reduce the risks of under and over-stocking. On average, Greenland typically maintains a stock for its production needs of 30 days. It generally increases its inventories toward the end of a year to meet the production needs in anticipation for increased demand for its products in the second quarter of the following year. Greenland maintains higher inventories at year-end because the Chinese New Year typically falls in January or February, which affects the production and transportation of raw materials. Greenland has installed an enterprise resource planning (“ERP”) system which provides it with real-time information about purchases, production schedules and supplies of the raw materials. The ERP system has substantially improved Greenland’s inventory controls, providing the Company with quick access to various data and easy formulation of operating models, and allowing the Company to keep its inventory at an appropriate level to facilitate the manufacturing process. Due to the recent COVID-19 outbreak in PRC, there has been a significant reduction in the Company’s production during the first quarter of the fiscal year 2020; moreover, the outbreak has an adverse impact on the Company’s customer demand at this time.

Research and Development

Greenland’s research and development team selects research and development projects and draws up preliminary project proposals based on various factors, such as industry and market trends, customer feedback and input from other departments, such as the finance and manufacturing departments.

Greenland’s management, including the heads and lead managers of its various internal departments, such as sales and marketing and finance departments, as well as the Chief Executive Officer and Chief Technology Officer of Greenland, reviews the preliminary project proposals and its research and development team formulates a final plan for each approved project after taking into account suggestions and comments by its management. The final plans include detailed schedules and budgets for the projects. Greenland’s finance department monitors budget overruns. Any increase in the original budget must be reviewed and approved by management before the relevant project can continue.

Greenland has also focused on research and development with respect to a new robotic carrier.

Greenland completed a conceptual prototype of a robotic cargo carrier in August 2018. Greenland also completed a production-ready sample in January 2020, which has been extensively tested under the sample-testing phase. Greenland expects its first product to be a robotic cargo carrier with payload capacity of approximately 500 kilograms. Greenland believes that this product will be more cost effective than existing AGVs in the market. Due to the recent COVID-19 outbreak in PRC, Greenland management expects to delay the product launch. In the future, Greenland management plans to offer a robotic cargo carrier with payload capacity of approximately 100 kilograms.

Strategic Growth Opportunity in the Robotic Carrier Market

Through Zhongchai Holding and other subsidiaries, we have leveraged our industry and market experience to develop robotic cargo carriers. Greenland completed a conceptual prototype of a robotic cargo carrier in August 2018. Greenland also completed a production-ready sample in January 2020, which has been extensively tested under the sample-testing phase. Greenland expects its first product to be a robotic cargo carrier with payload capacity of approximately 500 kilograms. Greenland believes that this product will be more cost effective than existing automatic guided vehicles (“AGVs”) in the market. Due to the recent COVID-19 outbreak in China, Greenland management expects to delay the product launch. In the future, Greenland management plans to offer a robotic cargo carrier with payload capacity of approximately 100 kilograms.

We believe that AGV products have the following operational advantages to traditional transmission products:

●	High degree of automation. Compared to manual forklifts for delivering materials, AGVs are automated. An AGV operator inputs relevant information to the computer terminal and the terminal sends information to AGV’s central control system. The system then sends control commands to the AGV and the AGV executes the commands by delivering the relevant materials to the appropriate location.

●	High flexibility. AGVs can be used in production lines, assembly lines, conveyor lines, platforms, shelves, operating points and other areas as needed. As a result of this flexibility, AGVs can minimize the logistics turnover cycle, reduce the material consumption in turnover, connect incoming materials and processing and maximize the efficiency of production systems.

●	High safety. AGVs have security protection through various intelligent traffic management, safety and collision avoidance, multi-level warning, emergency braking and fault alarm systems. As a result, AGVs can play a unique role in situations that are not as suitable for human to work.

We believe that the robotic carrier market presents a substantial opportunity for Greenland’s future business, for the following reasons:

Fast Growing Market. The Chinese intelligent warehousing market continues to grow. According to the Gao Gong Industry Institute, in 2017, such market reached RMB 59.47 billion (approximately US$ 8.44 billion), a year-on-year increase of 15.7%. In 2018, the number of newly added AGVs was 29,600, with a compound growth rate of 70.08% since 2014. In 2019, the number of newly added AGVs was 33,400, with a growth rate of 12.8% compared to 2018. In addition, the PRC national government has issued policies under the 13th Five-Year Plan, including the Made in China 2025 plan, whose core is to improve production efficiency and reduce labor dependence by replacing manual labor with machines. Unmanned forklifts, as an extremely important part of intelligent manufacturing, are aligned with these national goals. Consequently, we believe that there is substantial potential and market scale for further AGV development.

Impact of the Growing E-Commerce Industry. The large number of online orders in the current market requires faster and more accurate logistics. Automated equipment, such as AGVs, improves speed and accuracy. Demand for more efficient logistics is expected to increase as e-commerce continues to grow. As such, we expect that the demand for AGVs in the next few years will continue to increase rapidly.

Highly Fragmented Market. The AGV market is highly fragmented. In particular, there are few, if any, dominant local market participants. As such, we believe that Greenland has an opportunity to develop a meaningful role in the AGV market. Many of the core components of current AGVs in the domestic PRC market are made by foreign manufacturers of robot components. Very fewer of them are made in China. Although foreign enterprises can use their advantages of key technologies and core components to constrain Chinese enterprises, we believe Greenland can successfully enter the AGV market due to its advantages of being an experienced, local competitor in the logistics industry as well as its strong research and development (“R&D”) capabilities.

High Technology Barriers for New Entrants. To compete in the AGV market, enterprises need a high-level of core technologies and capabilities in order to successfully develop products containing the necessary sensors and devices that measure accuracy, temperature, response time, stability, reliability and other relevant metrics. We believe that this creates a high barrier for new market entrants. Given Greenland’s existing role in the logistics industry and the research and development milestones achieved to date provide Greenland with the opportunity to successfully compete in the AGV market.

Demand for Efficient Services.  Traditional forklifts are mainly internal combustion forklifts with disadvantages of high emissions and energy consumption, human health risks, low utilization of labor and transport capacity. Furthermore, the primary users of forklifts include manufacturing and logistics companies are price sensitive. Consequently, we believe that the demand for AGV products, which typically improve efficiency and are more cost-effectives as compared to traditional forklifts, will continue to increase over time. In addition, according to data released by the National Bureau of Statistics, China’s birth rate has recently been at a historically low level, with a downward trend. As an important alternative to human resources, the demand for AGVs is expected to continue to increase in the PRC.

Trademarks and Other Intellectual Property

Greenland relies on a combination of trademark, copyright, patent, software registration and trade secret laws to protect its intellectual property rights. Despite these precautions, it may be possible for third parties to obtain and use the Company’s intellectual property without its authorization.

Patents

As of December 31, 2019, Greenland held 90 registered patents, with the PRC National Intellectual Property Administration (“CNIPA”), 80 of which are utility patents and 10 of which are invention patents. These patents relate to the manufacturing of products.

As of December 31, 2019, Greenland has been granted 2 trademarks registered with the CNIPA.

Greenland’s intellectual property also includes technical data such as test results and operating data from projects, drawings, designs, and machinery and manufacturing techniques it developed in-house.

Sales and Marketing

Greenland sells its products in PRC through its sales and marketing team. To promote Greenland’s brand, sales employees also attend trade shows and exhibitions to showcase the Company’s products.

As of December 31, 2019, Greenland’s sales and marketing team consisted of 15 employees.   Members of its sales and marketing team have extensive experience and knowledge in the material handling equipment manufacturing industry. They are primarily responsible for identifying business opportunities, promoting products, and collecting customer feedback and market information, bidding for or negotiating orders, and collecting payment.

Competition

The transmission industry is fragmented and highly competitive in PRC. At present, domestically produced transmissions account for the largest share of the PRC market. International brand manufacturers equipped with better technology and capital resources are also aiming to expand further into PRC. As a result, it is expected that the PRC transmission market will be increasingly competitive.

The typical competitive criteria are quality, price, technology, after-sales service, product offerings and proven record of performance. The transmissions market is highly capital intensive on both a capital and on operating cost basis. In addition, the manufacturing process requires technical expertise and significant research and development budgets. As a result, companies entering the market must have significant financial and technical resources. Moreover, the time and cost required to establish a proven track record necessary for general market acceptance are substantial. An extensive after-sales service network is also essential for a Company to gain general market acceptance.

Greenland believes that it is able to compete based on its market position, strong research and development capabilities, high quality products, integrated service system and strong relationships with its customers.

Our key competitors are Shaoxing Advance Gearbox Co., Ltd., Changsha Zhongchuan Transmission Machinery Co. Ltd. and Ganzhou Wuhuan Machine Co., Ltd.

The market for automatic guided vehicles (“AGVs”) in PRC is dominated by a small number of companies as a result of significant consolidation that occurred in the past few years. We expect the AGV market in PRC to continue this trend of consolidation in the near future. Given our relationships in the transmission market and our strong technology team, we believe that we can compete successfully in this market. However, there is no guarantee of any success, as many of our competitors are more established in the AGV market and are better capitalized than us.

The existing market players for AGVs in PRC are Shenyang Sisun Robot & Automation Cp., Ltd., Machinery Technology Development Co., Ltd. and Kuming KSEC Logistics Information Industry Co., Ltd.

Employees

As of December 31, 2019, the total number of full-time employees employed at Greenland and its subsidiaries was 304. The following table sets forth the number of its full-time employees by the function as of December 31, 2019:

Function	Number
Management	9
Administration	38
Production	199
Research and development	15
Sales and marketing	15
Other	28
Total	304

Greenland maintains mandatory social security insurance for its employees in China pursuant to Chinese laws. It makes contributions to mandatory social security funds for its employees to provide for retirement, medical, work-related injury, maternity and unemployment benefits.

Greenland has not had any labor strikes or other labor disturbances that have materially interfaced with its operations, and it believes that it has maintained a good work relationship with its employees.

PRC Law and Regulation

Policy Relating to the Foreign Invested General Equipment Manufacturing Industry

PRC implements its guidance on foreign investment in different industries through the Catalogue for the Guidance of Foreign Investment Industries jointly amended and promulgated by the National Development and Reform Commission and the Ministry of Commerce from time to time. According to the new catalogue which became effective on July 28, 2017, the business activities that we engage in are classified as “permitted” or “encouraged” foreign invested industries.

Law and Regulation Relating to Product Quality

Pursuant to the Product Quality Law of the PRC which was promulgated on February 22, 1993 and amended on December 29, 2018, it is prohibited to produce or sell products that do not meet the standards or requirement for safeguarding human health and ensuring human and property safety.

Where a defective product causes physical injury to a person or damage to property, the aggrieved party may claim compensation against the producer or the seller of such product. Where the responsibility for product defects lies with the producer, the seller shall, after settling compensation, have the right to recover such compensation from the producer, and vice versa. Violations of the Product Quality Law may result in the imposition of fines. In addition, the seller or the producer may be ordered to suspend operation and its business license may be revoked. Criminal liability may be incurred in serious cases.

Law and Regulation Relating to Production Safety

Pursuant to the Production Safety Law of the PRC (the “Production Safety Law”) promulgated by the Standing Committee of the National People’s Congress on June 29, 2002, amended on August 27, 2009 and August 31, 2014 and effective on December 1, 2014, enterprises and institutions shall be equipped with the conditions for safe production as provided in the Production Safety Law and other relevant laws, administrative regulations, national standards and industrial standards. Any entity that is not equipped with such conditions is not allowed to engage in production and business operation activities.

The law also requires manufacturers to offer education and training programs to their employees regarding production safety and to hire qualified employees who have completed special trainings to engage in specialized operations. Manufacturers are required to provide protection equipment that meets the national or industry standards to employees and to supervise and educate them regarding the use of such equipment. In addition, the design, manufacture, installation, use, inspection and maintenance of safety equipment are required to conform to applicable national or industry standards. Furthermore, emergency measures shall be established by an enterprise to prepare for the occurrence of any accidents threatening safe production.

Law and Regulation Relating to Environmental Protection

The laws and regulations governing the environmental requirements for all units that cause environmental pollution and other public hazards in the PRC include but not limited to the Environmental Protection Law of the People’s Republic of China, the Prevention, the Environmental Impact Assessment Law of the People’s Republic of China and the Administrative Regulations on Environmental Protection for Acceptance Examination Upon Completion of Buildings. Pursuant to these laws and regulations, depending on the impact of the project on the environment, an environmental impact study report, an environmental impact analysis table or an environmental impact registration form shall be submitted by a developer before the relevant authorities will grant approval for the commencement of construction of the property development.

In addition, upon completion of the property development, the relevant environmental authorities and the construction unit will also inspect the property to ensure compliance with the applicable environmental standards and regulations before the property can be delivered to the purchasers.

Law and Regulation Relating to Labor Protection

Pursuant to the Labor Law of the PRC and the Labor Contract Law of the PRC which were promulgated on January 1, 1995 (amended on December 29, 2018) and January 1, 2008 (amended on December 28, 2012), respectively, labor contracts shall be concluded if labor relationships are to be established between the employer and the employees.

Pursuant to the Social Insurance Law of the PRC which was promulgated on October 28, 2010 and last amended on December 29, 2018, employees shall participate in basic pension insurance, basic medical insurance and unemployment insurance. Basic pension, medical and unemployment insurance contributions shall be paid by both employers and employees. Employees shall also participate in work-related injury insurance and maternity insurance. Work-related injury insurance and maternity insurance contributions shall be paid by employers rather than employees. An employer shall make registration with the local social insurance agency in accordance with the provisions of the Social Insurance Law of PRC. Moreover, an employer shall declare and make social insurance contributions in full and on time. Pursuant to the Regulations on Management of Housing Provident Fund which was promulgated on April 3, 1999 and amended on March 24, 2019, employers shall undertake registration at the competent administrative center of housing provident fund and then, upon the examination by such administrative center of housing provident fund, undergo the procedures of opening the account of housing provident fund for their employees at the relevant bank. Enterprises are also obliged to timely pay and deposit housing provident fund for their employees in full amount.

Law and Regulation Relating to Tax

Enterprise Income Tax

On March 16, 2007 and December 6, 2007 respectively, the National People’s Congress of China and the State Council of the PRC enacted the Enterprise Income Tax Law of the PRC and the Implementation Regulations of Enterprise Income Tax Law of the PRC (collectively the “PRC EIT Law”), both of which became effective on January 1, 2008. The PRC EIT Law imposes a uniform enterprise income tax rate of 25% on all residence enterprises, including foreign-invested enterprises, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

However, the PRC EIT Law and its implementation rules permit certain “high-technology enterprises strongly supported by the state” which hold independent ownership of core intellectual property and simultaneously meet a list of other criteria, financial or non-financial, as stipulated in the Implementation Rules, to enjoy a 15% enterprise income tax rate subject to certain new qualification criteria. The SAT, the PRC Ministry of Science and Technology and the MOF jointly issued the Administrative Rules for the Certification of High and New Technology Enterprise delineating the specific criteria and procedures for “high and new technology enterprises” certification.

Under the PRC EIT Law, enterprises are classified as either “resident enterprises” or “non-resident enterprises.” Pursuant to PRC EIT Law and its implementation rules, besides enterprises established within the PRC, enterprises established outside PRC whose “de facto management bodies” are located in PRC are considered “resident enterprises” for PRC enterprise income tax purposes and subject to the uniform 25% enterprise income tax rate for their global income. According to the implementation rules of the PRC EIT Law, “de facto management body” refers to a managing body that exercises, in substance, overall management and control over the manufacture and business, personnel, accounting and assets of an enterprise.

Withholding Tax

The PRC EIT Law removes the prior tax exemption and imposes a 10% withholding tax on dividends paid by foreign-invested enterprises to foreign investors. However, for foreign investors whose home countries or regions have signed bilateral tax agreements with PRC, the withholding tax rate may be reduced to as low as 5% depending on the terms of the applicable tax treaty. In accordance with the Arrangement between Mainland PRC and Hong Kong for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income signed on August 21, 2006, the 5% withholding tax rate applies to dividends paid by a PRC Company to a Hong Kong tax resident, provided that the recipient is a Company that holds directly at least 25% of the interest of the PRC Company, otherwise, the applicable withholding tax rate should be 10%. Further, pursuant to the Notice on the Issues concerning the Application of the Dividend Clauses of Tax Agreements issued by the SAT on February 20, 2009, the preferential tax rate under the relevant tax treaties shall only apply to a tax resident from the other side that directly holds at least 25% of the interest of a PRC Company for a period of consecutive 12 months prior to receiving the dividends.

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax (the “VAT Regulations”), was promulgated on December 13, 1993 and amended by the State Council and became effect on November 19, 2017. Under the VAT Regulations and its implementation regulations, value added tax, or the VAT, is imposed on the sales of goods and provision of processing, repair and replacement services within the PRC and the importation of goods into PRC. The VAT standard rate had been 17% of the gross sale price until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019.

On April 4, 2018, the Ministry of Finance and the State Administration of Taxation issued the Circular on Adjustment of VAT Rates, which became effective as of May 1, 2018. According to the Circular on the Adjustment of VAT Rates, relevant VAT rates have been reduced from May 1, 2018, such that VAT rates of 17% and 11% applicable to the taxpayers who have VAT taxable sales activities or imported goods are adjusted to 13% and 9%, respectively.

Law and Regulation Relating to Intellectual Property Rights

Copyright Law

According to the Copyright Law of the PRC, which was amended on February 26, 2010 and became effective on April 1, 2010, Chinese citizens, legal entities or other organizations shall enjoy the copyright in their works, whether published or not, which include works of literature, art, natural sciences, social sciences, engineering and technology, etc. Copyright owners shall enjoy various kinds of rights, including the right of publication, right of authorship and right of reproduction.

Patent Law

Pursuant to the Patent Law of the PRC which was amended on December 27, 2008 and became effective on October 1, 2009, the patent administration departments of the State Council are responsible for the administration of patents across the nation. The patent administration departments of provincial, autonomous region or municipal governments are responsible for administering patents within their respective jurisdictions. The PRC patent system adopts a “first come, first file” principle, which means where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first. To be patentable, invention or utility models must meet three criteria: novelty, inventiveness and practicability. Invention patents are valid for 20 years, while utility model patents and design patents are valid for 10 years, commencing from the date of application. The patentee shall pay annual fees commencing from the year when the parent right is granted. If the patentee does not pay annual fees according to the requirements, the patent will be terminated prior to its expiry. Other person must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of the patent rights. The infringer must, in accordance with the applicable regulations, undertake to cease the infringement, take remedial action and/or pay damages.

Trademark Law

Pursuant to the Trademark Law of the PRC which was amended on August 30, 2013 and became effective on May 1, 2014, the right to exclusive use of a registered trademark shall be limited to trademarks which have been approved for registration and to commodities for which the use of trademark has been approved. The period of validity of a registered trademark shall be 10 years, counted from the day the registration is approved. If a trademark registrant wishes to use a trademark after the expiration of the duration of the trademark registration, according to the requirements, a registration renewal application should be filed within 12 months prior to the expiration. Each registration renewal is valid for 10 years. Using a trademark that is identical with a registered trademark on the same commodities without the licensing of the registrant of the registered trademark; or using a trademark that is similar to a registered trademark on the same commodities, or using a trademark that is identical with or similar to the registered trademark on similar commodities without the licensing of the registrant of the registered trademark, which is likely to cause confusion; selling commodities that infringe upon the exclusive right to use a registered trademark; forging, manufacturing a registered trademark which was registered by others without authorization, or selling a registered trademark forged or manufactured without authorization; changing a registered trademark and putting the commodities with the changed trademark into the market without the consent of the registrant of the registered trademark; providing, intentionally, convenience for activities infringing upon others’ exclusive right to use a registered trademark, and facilitating others to commit infringement on the exclusive right to use a registered trademark, constitutes an infringement of the exclusive right to use a registered trademark. The infringer must undertake to cease the infringement, take remedial action and pay damages. The infringer also may be subject to fines or even criminal punishment.

Domain Names

The domain names are protected under the Administrative Measures for Internet Domain Names promulgated by Ministry of Industry and Information Technology, or the MIIT, on August 24, 2017, the effective date of which was November 1, 2017. MIIT is the major regulatory body responsible for the administration of the PRC Internet domain names, under supervision of which PRC Internet Network Information Center, or CNNIC, is responsible for the daily administration of CN domain names and Chinese domain names. On September 25, 2002, CNNIC promulgated the Implementation Rules of Registration of Domain Name, or the CNNIC Rules, which was renewed on June 5, 2009 and May 29, 2012, respectively. Pursuant to the Administrative Measures on the Internet Domain Names and the CNNIC Rules, the registration of domain names adopts the “first to file” principle and the registrant shall complete the registration via the domain name registration service institutions. In the event of a domain name dispute, the disputed parties may lodge a complaint to the designated domain name dispute resolution institution to trigger the domain name dispute resolution procedure in accordance with the CNNIC Measures on Resolution of the Top-Level Domains Disputes, file a suit to the People’s Court or initiate an arbitration procedure.

Law and Regulation Relating to Foreign Currency Exchange

The principal regulations governing foreign currency exchange in the PRC are the Foreign Exchange Administrative Regulations (the “SAFE Regulations”) which was promulgated by the State Council and last amended on August 5, 2008. Under the SAFE Regulations, the RMB is generally freely convertible for current account items, including the distribution of dividends, trade and service related foreign exchange transactions, but not for capital account items, such as direct investment, loan, repatriation of investment and investment in securities outside the PRC, unless the prior approval of the State Administration of Foreign Exchange is obtained.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The address of our principal executive offices and corporate offices is 11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang Province, People’s Republic of China, 311122.

Greenland’s headquarters, manufacturing and R&D facilities are all located in Xinchang County, Zhejiang Province, PRC.

Properties Owned by us

As of December 31, 2019, Greenland obtained the land use rights of four parcels of land with an aggregate site area of approximately 81,171 square meters, located in Xinchang County, Zhejiang Province, PRC. The terms of these land use rights are due to expire on November 14, 2062.

As of December 31, 2019, Greenland held three building ownership certificates for three buildings with an aggregate gross floor area of approximately 44,751 square meters. These properties are primarily used for production and office purposes.

Properties Leased by us

As of December 31, 2019, Greenland leased one property for its operations with an aggregate gross floor area of approximately 200 square meters. The rent per month is RMB10,950 (approximately $1,580) and the duration of the lease is from June 01, 2019 to May 31, 2020.

We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, except the following matter.

As disclosed in the Definitive Proxy Statement we filed with the SEC on September 26, 2019, a purported class action challenging the Business Combination was filed in the United States District Court for the District of Delaware (the “District Court”), captioned Wheby v. Greenland Acquisition Corporation, et al., Case No. 19-1758-MN (D. Del.) (the “Action”).  The Action alleged certain violations of the Securities Exchange Act of 1934, as amended, and sought, among other things, to enjoin the Business Combination from closing (or, if consummated, to rescind the Business Combination or award rescissory damages), to require the Company to issue a separate proxy statement, and to receive an award of attorneys’ fees and costs.  The Company believed and continues to believe that the allegations in the complaint were without merit and that no further disclosure beyond that already contained in the Preliminary Proxy Statement was required under applicable law to supplement the Preliminary Proxy Statement.  Nonetheless, in order to moot plaintiff’s unmeritorious disclosure claims, avoid nuisance and possible expenses, and provide additional information to the shareholders, the Company determined to voluntarily make minor modifications to the Definitive Proxy Statement, which the Company deemed immaterial.

On October 14, 2019, the plaintiff, the Company and all other named defendants in the Action entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019.  Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. Those discussions remain ongoing.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares are traded on the NASDAQ Capital Market under the symbols “GTEC.” Our ordinary shares commenced public trading on August 8, 2018.

The market price of our ordinary shares is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business, and political conditions, may adversely affect the market for our ordinary shares, regardless of our actual or projected performance. We cannot assure you that there will be a market for our ordinary shares in the future.

As of April 2nd, 2020, the last sale price reported on the NASDAQ Capital Market for our ordinary shares was approximately $2.64 per share.

Dividend Policy

Before business combination, Zhejiang Zhongchai has paid its shareholders’ dividends approximately $0.16 million. After business combination on October 24, 2019, we have not paid any dividends on our ordinary shares and do not intend to pay any dividends in the foreseeable future.

Shareholders of Record

As of April 3, 2020, we have 11 recorded holders of our ordinary shares. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Transfer Agent

The transfer agent for our capital stock is Continental Stock Transfer & Trust Company, located at 1 State Street 30th Floor, New York, NY 10004-1561. Their telephone number is (212) 509-4000.

Equity Compensation Plan Information

For information on the securities authorized for issuance under our equity compensation plan, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Recent Sales of Unregistered Securities

Since our inception on December 28, 2017, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2019 and 2018 and the current affair reports on Form 8-K and the following transactions.

Pursuant to the Service Agreement entered into and by The Company and Chineseinvestors.com, Inc., an Indiana corporation (“CIIX”) on August 21, 2019 (the “Service Agreement”), CIIX were to provide certain investor relations services to the Company for a period of three months beginning on August 21, 2019. Pursuant to the Service Agreement, the Company were to pay CIIX fees consisting of three equal monthly instalments of $12,000 and 5,000 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 24, 2020, Greenland and CIIX entered into a termination agreement (the “CIIX Termination Agreement”) to terminate their respective obligations under the Service Agreement. Pursuant to the CIIX Termination Agreement, the Company agreed to issue 5,000 ordinary shares, no par value (the “CIIX Termination Shares”) to CIIX. Upon CIIX’s receipt of the CIIX Termination Shares, the Company will have fully satisfied its payment obligations under the Service Agreement.

Pursuant to the Investor Relations Consulting Agreement entered into and by The Company and Skyline Corporate Communication Group, LLC, a Massachusetts limited liability Company (“SCCG”) on August 15, 2019 (the “Consulting Agreement”), SCCG were to provide certain investor relations services to the Company for a period of twelve months beginning on August 15, 2019. Pursuant to the Consulting Agreement, the Company were to pay SCCG fees consisting of $5,000 per month and 1,250 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 25, 2020, Greenland and SCCG entered into a termination agreement (the “SCCG Termination Agreement”) to terminate their respective obligations under the Consulting Agreement. Pursuant to the SCCG Termination Agreement, the Company agreed to issue 10,000 ordinary shares, no par value (the “SCCG Termination Shares”) to SCCG. Upon SCCG’s receipt of the SCCG Termination Shares, the Company will have fully satisfied its payment obligations under the Consulting Agreement.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting Company, as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GREENLAND TECHNOLOGIES HOLDING CORPORATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Report, and should be read in conjunction with such financial statements and related notes included in this Report. Except for the historical information contained herein, the following discussion, as well as other information in this Report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbour” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Report.

Overview

The registrant was incorporated on December 28, 2017 as a British Virgin Islands Company with limited liability. The registrant was incorporated as a blank check Company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Following the Business Combination (as described and defined below) in October 2019, the registrant changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation (“Greenland”).

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $44,000,000 (before underwriting discounts and offering expenses).

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC, generating gross proceeds of $2,820,000.

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) following a special meeting of the shareholders where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt a share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019 and entered into by and among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative (the “Purchaser Representative”), and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder” or the “Seller”).

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

In connection with the Business Combination, all the outstanding rights of the Company were converted into 468,200 ordinary shares on a one-tenth (1/10) ordinary share per right basis if holders of the rights elected to convert their rights into the underlying ordinary shares.

On December 17, 2019, the Company’s warrants, which were trading under the ticker symbol “GTECW,” were delisted from the Nasdaq Capital Market by the Nasdaq Listing Qualifications Staff.

On January 14, 2020, Greenland Technologies Corp. was incorporated under the laws of the state of Delaware (“Greenland Tech”). Greenland Tech is the 100% owned subsidiary of the registrant. We aim to use it as the US operation site of the Company and promote sales of our robotic products for the North American market in the near future.

Greenland serves as the parent Company for Zhongchai Holding (Hong Kong) Limited, a holding Company formed under the laws of Hong Kong on April 23, 2009. Through Zhongchai Holding and other subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in PRC, as well as develop models for robotic cargo carriers, which are expected to be produced in the near future in PRC.

Greenland, through its subsidiaries, is:

●	A leading developer and manufacturer of traditional transmission products for material handling machineries in PRC; and

●	A developer of robotic cargo carrier, which is expected to be available for commercial use in the near future in PRC.

Greenland’s transmission products are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards and seaports. Forklifts play an important role in logistics systems of many enterprises across different industries in PRC and globally. Generally, the industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery and automobile industries.

Greenland has experienced decreased demand for forklifts in the manufacturing industry in the PRC, as its revenue decreased from approximately $60.21 million in the fiscal year 2018 to approximately $52.40 million in the fiscal year 2019. The revenue decline of approximately $7.81 million was primarily due to the reduced output during the opening of the new factory. Based on revenues in the fiscal year ended December 31, 2019 and 2018, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in PRC.

Greenland’s transmission products are used in 1-ton to 15-ton forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift truck manufacturers. In the fiscal year ended December 31, 2019 and 2018, Greenland sold an aggregate of more than 83,567 and 92,374 sets of transmission products, respectively, to more than 100 forklift manufacturers in PRC.

Through Zhongchai Holding and other subsidiaries, we have leveraged our industry and market experience to develop robotic cargo carriers. Greenland completed a conceptual prototype of a robotic cargo carrier in August 2018. Greenland also completed a production-ready sample in January 2020, which has been extensively tested under the sample-testing phase. Greenland expects its first product to be a robotic cargo carrier with payload capacity of approximately 500 kilograms. Greenland believes that this product will be more cost effective than existing automatic guided vehicles in the market. Due to the COVID-19 outbreak, there are uncertainties remain in the demand of new robotic carriers’ market. The Company expects to delay the launch of its new product, a robotic cargo carrier with payload capacity of approximately 500 kilograms. Moreover, the outbreak has significantly limited suppliers’ ability to provide low-cost, high-quality merchandise to the Company on a timely basis. As a result, the Company believes that its capability to produce transmission products has been significantly affected, and its business and results of operations could be significantly impacted. In the future, Greenland’s management plans to offer a robotic cargo carrier with payload capacity of approximately 100 kilograms.

Results of Operations

For the fiscal year ended December 31, 2019 and 2018

Overview

	For the fiscal year ended December 31,
	2019	2018	Change	Variance

Revenues	$52,400,844	$60,213,088	$(7,812,244)	(13.0)%
Cost of Goods Sold	40,022,243	46,139,858	(6,117,615)	(13.3)%
Gross Profit	12,378,601	14,073,230	(1,694,629)	(12.0)%
Selling expenses	1,187,263	1,215,976	(28,713)	(2.4)%
General and administrative expenses	2,231,953	1,647,599	584,354	35.5%
Research and development expenses	2,355,307	2,512,403	(157,096)	(6.3)%
Total Operating Expenses	5,774,523	5,375,978	398,545	7.4%
Income from operations	6,604,078	8,697,252	(2,093,174)	(24.1)%
Interest income	151,532	304,910	(153,378)	(50.3)%
Interest expenses, net	(1,289,133)	(1,554,864)	265,731	(17.1)%
Loss on disposal of property and equipment	(252,556)	(7,424)	(245,132)	3,301.9%
Other income	720,612	576,633	143,979	25.0%
Income before income tax	5,934,533	8,016,507	(2,081,974)	(26.0)%
Income tax	847,367	1,392,956	(545,589)	(39.2)%
Net income	5,087,166	6,623,551	(1,536,385)	(23.2)%

Components of Results of Operations

	For the Fiscal Year ended December 31,
Component of Results of Operations	2019	2018

Revenues	$52,400,844	$60,213,088
Cost of Goods Sold	40,022,243	46,139,858
Gross Profit	12,378,601	14,073,230
Operating Expenses	5,774,523	5,375,978
Net Income	5,087,166	6,623,551

Revenue

Greenland’s revenue decreased by approximately $7.81 million, or approximately 13.0%, to approximately $52.40 million for the fiscal year ended December 31, 2019, compared to approximately $60.21 million for the fiscal year ended December 31, 2018. The decrease was primarily attributable to the reduced output of Zhejiang Zhongchai as it was moving into its new factory in Meizhou, Zhejiang, PRC. The new factory was fully completed by the end of April 2019, and the Company started to settle into the new factory in June 2019, which caused production reduction in the third quarter of the fiscal year 2019. The Company fully settled into the new factory by the end of October 2019. On a RMB basis, revenue for the fiscal year ended December 31, 2019 decreased by approximately 8.9%.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the production of products. The write down of inventory using NRV impairment test is also recorded in cost of goods sold. The total cost of goods sold decreased by approximately $6.12 million, or approximately 13.3%, to approximately $40.02 million for the fiscal year ended December 31, 2019, compared to approximately $46.14 million for the fiscal year ended December 31, 2018. Cost of goods sold decreased due to the decrease of sale volume.

Gross Profit

Greenland’s gross profit decreased by approximately $1.69 million, or 12.0%, to approximately $12.38 million for the fiscal year ended December 31, 2019, compared to approximately $14.07 million for the fiscal year ended December 31, 2018. For the fiscal year ended December 31, 2019 and 2018, Greenland’s gross margin was approximately 23.6% and 23.4%, respectively.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses

Selling Expense

Selling expenses mainly include operating expenses such as sales staff payroll, traveling expenses and transportation expenses. Selling expenses decreased by $0.03 million or 2.4%, to approximately $1.19 million for the fiscal year ended December 31, 2019, as compared to approximately $1.22 million for the fiscal year ended December 31, 2018.   The decrease of selling expense was primarily due to the decrease in the sales.

General and Administrative Expenses

General and administrative expenses include management and office staff salaries and employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment, legal and accounting, consulting fees and other office expenses. General and administrative expenses increased by approximately $0.58 million, or approximately 35.5%, to approximately $2.23 million for the fiscal year ended December 31, 2019, as compared to approximately $1.65 million for the fiscal year ended December 31, 2018. The increase of general and administrative expenses was primarily due to administrative and related professional fee expenses regarding to the Business Combination, which was consummated on October 24, 2019.

Research and Development Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses decreased by approximately $0.15 million, or 6.3%, to approximately $2.36 million for the fiscal year ended December 31, 2019, as compared to approximately $2.51 million for the fiscal year ended December 31, 2018. The R&D expenses decreased primarily because Zhejiang Zhongchai started to settle into the new factory in June 2019, which caused decreased R&D activities.

Income from Operations

As a result of the foregoing, income from operations for the fiscal year ended December 31, 2019 was approximately $6.60 million, a decrease of approximately $2.10 million, as compared to the income from operations of approximately 8.70 million for the fiscal year ended December 31, 2018.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.15 million for the fiscal year ended December 31, 2019, a decrease of approximately $0.15 million, or 50.3%, as compared to approximately $0.30 million for the fiscal year ended December 31, 2018. The decrease in interest income was primarily due to the decreased interest income of cash management products.

Greenland’s interest expenses were approximately $1.29 million for the fiscal year ended December 31, 2019, a decrease of approximately $0.26 million, or 17.1%, as compared to approximately $1.55 million for the fiscal year ended December 31, 2018. The decrease was primarily due to the reduction of long-term loans by approximately $6.56 million in the fiscal year 2019, compared to the fiscal year 2018.

Other Income

Greenland’s other income was approximately $0.72 million for the fiscal year ended December 31, 2019, an increase of approximately $0.14 million, or 25.0%, as compared to approximately $0.58 million for the fiscal year ended December 31, 2018.

Income Taxes

Greenland’s income tax was approximately $0.85 million for the fiscal year ended December 31, 2019, compared to approximately $1.39 million for the fiscal year ended December 31, 2018. Under the Income Tax Laws of the PRC, companies are generally subject to income tax at a rate of 25%. However, Zhejiang Zhongchai, the 89.47%-owned subsidiary of Zhongchai Holding, obtained the “high-tech enterprise” tax status until the end of the fiscal year 2018, which reduced its statutory income tax rate to 15%. Zhejiang Zhongchai is currently applying to extend its “high-tech enterprise” tax status.   During the period prior to receiving a decision on its application, Zhejiang Zhongchai will continue to enjoy the preferential tax rate of 15% for the fiscal years 2019, 2020, and 2021.

Greenland’s other subsidiaries, Shengte and Hengyu, the wholly owned subsidiary of Zhejiang Zhongchai and the 62.5% owned subsidiary of Zhongchai Holding, are subject to the standard income tax rate of 10% for small and micro businesses and 25% for other PRC entities, respectively.

Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the standard income tax rate of 25%.

Greenland is a holding Company registered in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividend to its shareholders, the Company will not be subject to any British Virgin Islands withholding tax.

Net Income

As a result of the foregoing, net income was approximately $5.09 million for the fiscal year ended December 31, 2019, a decrease of approximately $1.53 million, as compared to a net income of approximately $6.62 million for the fiscal year ended December 31, 2018.

Liquidity and Capital Resources

Greenland is a holding Company incorporated in the British Virgin Islands. Current PRC regulations permit our PRC subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of their respective registered capital.   Our PRC subsidiaries may also allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves are not distributable as cash dividends.

We have funded working capital and other capital requirements primarily by equity contributions, cash flow from operations, short-term bank loans and bank acceptance notes, and long-term bank loans. Cash is required primarily to purchase raw materials, repay debts and pay salaries, office expenses, income taxes and other operating expenses.

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. COVID-19 originated in Wuhan, China, in December 2019. Effective February 3, 2020, the Company announced the temporary closure of its all operating offices in Zhejiang Province, including the manufactory in response to the emergency measures imposed by the local government to slow down the spread of COVID-19. Since the local government has imposed pandemic prevention policy, the subsidiaries were temporary shut down until the end of February 2020. The Company’s launch on robotic cargo carriers are also expected to be delay due to the uncertainty on customer demand. Moreover, the outbreak has significantly limited suppliers’ ability to provide low-cost, high-quality merchandise to the Company on a timely basis. Zhejiang Province, where we conduct a substantial part of our business, is one of the most affected areas in China. The World Health Organization has declared Covid-19 to be a global pandemic, resulting in an economic downturn and changes in global economic policy that will reduce demand for the Company’s products and have an adverse impact on the Company’s business, operating results and financial condition.

For the fiscal year ended December 31, 2019, our PRC subsidiary, Zhejiang Zhongchai, has paid off approximately $47.67 million bank loan, paid off approximately $5.43 million related parties loan, paid off approximately $2.90 million third parties loan, paid off approximately $1.81 million notes payable, and was able to maintain $ 2.12 million cash on hand by the end of the fiscal year 2019. Due to the recent COVID-19 outbreak in PRC, the PRC government has made available financial resources to support local business-related financing conditions. We expect that the loan financing terms and conditions of banks in PRC will be less restrictive and bank loans will be more easily attainable to local business. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if it is necessary.

The government subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. Total government subsidies recorded in the long-term liabilities were $2.18 million and $1.99 million at December 31, 2019 and 2018, respectively.

The Company currently plans to fund its operations mainly through cash flow from its operations, renewal of bank borrowings, additional equity financing, and the continuing financial support from its shareholders and affiliates controlled by its principal shareholders, if necessary. The Company might implement a stricter policy on sales to less creditworthy customers and plans to continue to improve its collection efforts on accounts with outstanding balances. The Company is actively working with customers and suppliers and expects to fully collect the remaining balance.

We believe that the Company has sufficient cash, even though with the expected declining revenue consisting of uncertainty in the Company’s anticipated robotic carriers’ sale and decline on sale of transmission products. However, our capital contribution from existing funding sources, to operate for the next 12 months will be sufficient. We remain confident and are expected to generate positive cash flow from our operations.

We may need additional cash resources in the future if the Company experiences failure in collecting receivables, any changed business condition, or other developments. We may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If the Company’s management and its Board determine that the cash required for specific corporate activities exceed Greenland’s cash and cash equivalents on hand, the Company may issue debt or equity securities to raise cash.

We have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash during past years. However, we anticipate that our cash flow will continue to improve in the fiscal year 2020, given that the construction of Zhejiang Zhongchai’s new factory is now completed and as discussed above we expect financing conditions to be less restrictive as a result of the recent COVID-19 outbreak in PRC. Furthermore, we pledged the deed of the new factory  as a collateral to banks in order to obtain additional loans, refinance expiring loans, and restructure short-term loans to longer periods next year, if necessary, as well as fund other working capital needs to the extent additional funds are available upon terms acceptable to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of December 31, 2019, Greenland had approximately $2.12 million of cash and cash equivalents, a decrease of approximately $3.44 million, or 61.8%, as compared to approximately $5.56 million as of December 31, 2018. The decrease of cash was mainly due to the decrease in positive cash flows from financing activities.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of December 31, 2019, Greenland had approximately $3.59 million of restricted cash, an increase of approximately $0.18 million, or 5.5%, as compared to approximately $3.41 million as of December 31, 2018. The increase of restricted cash was due to the increase of bank acceptance notes compared to the balance as of December 31, 2018.

Accounts Receivable

As of December 31, 2019, Greenland had approximately $11.97 million of accounts receivables, an increase of approximately $1.79 million, or 17.6%, as compared to approximately $10.18 million as of December 31, 2018. The increase in accounts receivable was due to the lower turnover on receivable.

Greenland recorded approximately $1.04 million of provision for doubtful accounts as of December 31, 2019. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, the economic environment, and the expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivable is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry in PRC.

Due from Related Party

Due from related party was $36.47 million and $36.64 million as of December 31, 2019 and December 31, 2018. The current portion of due from related party was $36.04 million as of December 31, 2019, the non-current portion of due from related party was $36.64 million as of December 31, 2018. We expect the amount due from our equity holder, Cenntro Holding will pay us back by the end of October 2020 as they promised. However, there is no guarantee that the amounts payable by Cenntro Holding will be repaid in whole or in part soon, if at all. Any such failure could have a material negative impact on Greenland’s balance sheet.

Notes Receivable

As of December 31, 2019, Greenland had approximately $16.16 million of notes receivables. These notes receivables will be collected within six months. The decrease was approximately $0.18 million, or 1.1%, as compared to approximately $16.34 million as of December 31, 2018.

Working Capital

Our working capital was approximately $24.25 million as of December 31, 2019, as compared to $(14.98) million at December 31, 2018. The working capital increase of $39.23 million in the fiscal year 2019 as compared with the same period in 2018 was primarily contributed to a recent due from a related party, which we expect to receive on October 2020.

Cash Flow

	For the Fiscal Year Ended December 31,
	2019	2018

Net cash provided by operating activities	$7,999,230	$3,056,102
Net cash (used in) investing activities	$(1,600,288)	$(5,977,672)
Net cash (used in) financing activities	$(9,644,359)	$(157,942)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(3,245,417)	$(3,079,512)
Effect of exchange rate changes on cash and cash equivalents	$(5,553)	$160,772
Cash and cash equivalents and restricted cash at beginning of year	$8,968,177	$11,886,917
Cash and cash equivalents and restricted cash at end of year	$5,717,207	$8,968,177

Operating Activities

Greenland’s net cash provided by operating activities was approximately $8.00 million and $3.06 million for the fiscal years ended December 31, 2019 and 2018, respectively.

In the fiscal year ended December 31, 2019, the main sources of cash inflow from operating activities were net income, change in depreciation and amortization, and inventories, of approximately $5.09 million, $2.30 million and $2.23 million, respectively. The main causes of cash outflow were change in account receivable and other current liability, of approximately $(2.13) million and $(1.65) million, respectively.

In the fiscal year ended December 31, 2018, the main sources of cash inflow from operating activities were net income, change in depreciation and amortization, and other current and noncurrent assets, of approximately $ 6.62 million, $1.58 million, and $2.10 million, respectively. The main causes of cash outflow were change in accounts receivables and inventories, of approximately $(2.74) million and $(4.14) million, respectively.

Investing Activities

Net cash used in investing activities was approximately $(1.60) million for the fiscal year ended December 31, 2019. Cash used in investing activities for the fiscal year ended December 31, 2019 was mainly due to offset by approximately $ (1.28) million and $(0.91) million used for purchases of plant and equipment and equipment construction in process, respectively.

Net cash used in investing activities was approximately $(5.98) million for the fiscal year ended December 31, 2018. Cash provided in investing activities for the fiscal year ended December 31, 2018 was mainly due to offset by approximately $(6.69) million cash used for constructing Zhejiang Zhongchai’s new factory.

Financing Activities

Net cash used in financing activities was approximately $(9.64) million for the fiscal year ended December 31, 2019, mainly attributable to approximately $38.67 million proceeds from short-term bank loans and approximately $5.21 million proceeds from long-term payables, offset by repayments of short-term bank loans for approximately $(41.14) million, repayments of long-term bank loans for approximately $(6.53) million, repayment of loans lent by third parties for approximately $(2.90) million, and repayment of loans lent by related parties for approximately $(5.43) million.

Net cash used in financing activities was approximately $(0.16) million for the fiscal year ended December 31, 2018 mainly attributable to repayment of short-term and long-term bank loans for approximately $(18.04) million and $(0.30) million, respectively, repayment of loans lent by third parties for approximately $(4.09) million, mitigated by additional proceeds from short-term bank loans of approximately $20.30 million.

Credit Risk

Credit risk is one of the most significant risks for Greenland’s business. Accounts receivable are typically unsecured and derived from revenues earned from customers, thereby exposing Greenland to credit risk. Credit risk is controlled by the application of credit approvals, limits, and monitoring procedures. Greenland identifies credit risk collectively based on industry, geography, and customer type. This information is monitored regularly by the Company’s management. In measuring the credit risk of sales to customers, Greenland mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the exposures to the customer and its future development.

Liquidity Risk

Greenland is exposed to liquidity risk when it is unable to provide sufficient capital resources and liquidity to meet its commitments and/or business needs. Liquidity risk is managed by the application of financial position analysis to test if Greenland is in danger of liquidity issues and also by application of monitoring procedures to constantly monitor its conditions and movements. When necessary, Greenland resorts to other financial institutions to obtain additional short-term funding to meet the liquidity shortage.

Inflation Risk

Greenland is also exposed to inflation risk. Inflationary factors, such as increases in raw material and overhead costs, could impair Greenland’s operating results. Although Greenland does not believe that inflation has had a material impact on its financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on its ability to maintain current levels of gross margin and operating expenses as a percentage of sales revenues if the selling prices of its products do not increase with such increased costs.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 2 to our consolidated financial statements included in “Item 8 - Financial Statements and Supplementary Data” for a summary of our significant accounting policies. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from the processing, distribution and sale of its products. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which had been levied at the rate of 17% on the invoiced value of sales until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Revenues are recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of customers’ acceptance or consumption, at the net sales price (transaction price) and each of the criteria under ASC 606 have been met. Contract terms may require the Company to deliver the finished goods to the customers’ location or the customer may pick up the finished goods at the Company’s factory. International sales are recognized when shipment clears customs and leaves the port.

The Company has adopted ASC 606 on January 1, 2018, using the transition method of Modified-Retrospective Method (“MRM”). The adoption of ASC 606 had no impact on the Company’s beginning balance of retained earnings.

The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Business Combination

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) following a special meeting of the shareholders where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt an share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019 and entered into by and among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative (the “Purchaser Representative”), and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder” or the “Seller”).

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

Pursuant to the Finder Agreement, 50,000 newly issued ordinary shares issued to Zhou Hanyi is the finder fee for business combination.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead.

Income Taxes

The Company accounts for income taxes following the liability method pursuant to FASB ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2019, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Emerging growth Company

Pursuant to the JOBS Act, an emerging growth Company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to continue to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies. We also intend to continue to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth Company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information regarding this Item is contained in Item 7 under the headings “Credit Risk,” “Liquidity Risk,” and “Inflation Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 15 of this Report, are included in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Previous independent registered public accounting firm:

On January 6, 2020, the Board of Directors of the Company (the “Board”) approved the dismissal of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective January 6, 2020.

For the period from December 28, 2017, the date of our inception, through November 30, 2018, the Company’s previous fiscal year end prior to its reverse merger in October 2019, Marcum’s audit report on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from December 28, 2017, the date of our inception, through January 6, 2020, the date of Marcum’s dismissal, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference in connection with Marcum’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

We furnished a copy of the disclosures in this report to Marcum and have requested that Marcum furnish us with a letter addressed to the SEC stating whether such firm agrees with the above statements or, if not, stating the respects in which it does not agree. We have received the requested letter from Marcum, and a copy of the letter is filed as an exhibit attached to the form 8-K we filed with the SEC on January 10, 2020.

(b)	New independent registered public accounting firm:

On January 6, 2020, the Board approved the appointment of BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ending December 31, 2019, effective January 6, 2020.

During the period from our inception through January 5, 2020, the Company has not consulted with BDO regarding (1) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls, as under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defined are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2019 the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weakness in internal controls over financial reporting as described below. Greenland’s management anticipates that the Company’s disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation on the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under this framework, Greenland’s management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weakness:

●	The insufficient number of skilled accounting personnel who are either qualified as Certified Public Accountants in the U.S. or who have received education from U.S. institutions or other educational programs.

Based on the above factors, management concluded that our insufficient knowledge of US GAAP and SEC rules represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2019.

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions. To strengthen the Company’s internal control over financial reporting, the Company expects to implement the following remedial actions during fiscal year 2020:

●	Developing and formalizing of key accounting and financial reporting policies and procedures;

●	Training key position staff by US accountant with US corporate accounting experiences, and gaining additional knowledge and professional skills about SEC regulations and U.S. GAAP;

●	Reviewing documented policies, procedures and controls related to the key processes we use to identify material information, prepare regulatory filings and other public documents, and communicate information to external parties to ensure they are complete and effective;

●	Reviewing documented controls and procedures to ensure they are properly implemented and effective to enhance the overall completeness, accuracy, consistency and timeliness of our disclosures;

●	Identifying and assessed key risks that may impact our ability to disclose material information and prepare regulatory filings that are complete, accurate, consistent and timely;

Inherent limitation on the effectiveness of internal control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Peter Zuguang Wang(5)	66	Chairman of the Board
Raymond Z. Wang	36	Chief Executive Officer and President
Jing Jin	36	Chief Financial Officer
Lei Chen	60	Chief Scientist
Yanming Liu(5)	58	Director
Min Zhang(1)(2)(3)(4)	52	Director
Everett Xiaolin Wang(1)(2)(3)(4)	59	Director
Hong Liang Lu(1)(2)(3)(4)	65	Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)	Class I director

(5)	Class II director

Mr. Peter Zuguang Wang has served as the chairman of the Board since October 24, 2019. In addition, Mr. Wang has served as Zhongchai Holding’s sole director since its inception in April 2009. He has also served as the Chief Executive Officer of Cenntro Automotive Group, a Company that designs and manufactures all-electric utility vehicles for sale in the United States, Europe and PRC, since February 2014. Mr. Wang co-founded UTStarcom in 1990 and was the Executive Vice President until August 30, 1995. From August 1995 to December 2000, Mr. Wang was the Chairman and Chief Executive Officer of World Communication Group, an international telecommunication Company. From December 2000 to August 2009, Mr. Wang was the Chairman and Chief Executive Officer of PRC Quantum Communication Limited (later changed to Techedge, Inc. and then to PRC Biopharma, Inc.), a telecommunication services Company. Previously, Mr. Wang worked at AT&T Bell Labs and Racal-Milgo Information System. Mr. Wang was also the Co-Chairman of Business Advisory Council of the National Republican Congressional Committee during the period of 1994 to 1995. Mr. Wang earned his dual Bachelor of Science degrees in Mathematics and Computer Science and Master of Science degree in Electrical Engineering from University of Illinois at Urbana-Champaign. He received a Master of Business Administration degree in Marketing from Nova South-eastern University.

Mr. Raymond Z. Wang has served as our Chief Executive Officer and President since October 24, 2019. He has also served as the Chief Executive Officer of Zhongchai Holding since April 2019. From November 2017 to March 2019, Mr. Wang was the President of Devirra Corporation, a warehousing management and logistic Company. From August 2007 to July 2017, Mr. Wang worked as the Vice President at Bank of America Merrill Lynch, developing a client acquisition channel for an online platform. From December 2005 to March 2007, Mr. Wang served as the Financial Advisor at Cowan Financial Group, a full-service financial planning and consulting firm, in New York. Mr. Wang received his Bachelor’s degree in Economics from Rutgers University. Mr. Wang serves as Vice Chairman of the board of ONE Project, a non-profit organization that unifies local communities to collectively tackle social issues such as hunger.

Mr. Jing Jin has served as our Chief Financial Officer since October 24, 2019. He has also served as the Chief Financial Officer of Zhongchai Holding since August 2019. Prior to that, Mr. Jin served as the Chief Financial Officer of Tantech Holdings Ltd. (Nasdaq: TANH), a manufacturer of bamboo-based charcoal products in PRC, from May 2016 to June 2019. From January 2014 to February 2015, Mr. Jin served as Senior Adviser for AAIC (Shanghai) Co., Ltd., a consulting Company in PRC, responsible for overseeing M&A transactions. From September 2011 to November 2013, he worked as a senior financial adviser in CanAccess Int’l Financial Consultants Ltd. in Vancouver, Canada, responsible for small-medium enterprises’ financing both in private and public sectors. From December 2008 to August 2011, Mr. Jin was an audit associate at MaloneBailey LLP, an accounting firm, in its offices in Canada and PRC. Mr. Jin graduated from Simon Fraser University in June 2008 in Burnaby, Canada with a Bachelor of Business Administration degree.

Mr. Lei Chen has served as our Chief Scientist since October 24, 2019. He has also served as the Chief Scientist of Zhongchai Holding since April 2019. Prior to that, he was the Chief Scientist of Cenntro Automotive Group from July 2016 to March 2019 and responsible for technology development. Prior to that, Dr. Chen was a development consultant to Pinnacle Engines, Inc., a technology Company specializing in four-stroke engines from July 2013 to January 2016. He served as a Vice President of KLD Energy Technologies, Inc., a Company that develops sustainable propulsion technologies for the electric vehicle markets, and was in charge of the research and development of electrical motors from June 2009 to July 2013. He also founded GOTOAUTO.COM, a data engine software Company, and served as its Chief Technology Officer from March 1999 to September 2002. Prior to that, he was the principal consultant to E2 Capital Partners, a marketing consulting Company, from 1996 to 1999, and a sales director of PcBX Systems, Inc., a technology Company with PC based-PBX products, from 1994 to 1995. Dr. Chen has a Ph.D. in Physics from the University of Texas at Austin and a Bachelor degree in Physics from Shandong University, PRC.

Mr. Yanming Liu has served as our director since October 24, 2019. He had served as our Chairman and Chief Executive Officer from our inception date to October 23, 2019. Mr. Liu has served as President of CoAdna (Suzhou) Limited, a fiber optics solutions Company in PRC, since March 2013. From December 2012 to May 2015, Mr. Liu was an independent director of Broadex Technologies Co., Ltd. (300548.SZ), a PRC listed Company engaged in research and development, manufacture and sales of integrated optoelectronics. From November 2010 to February 2013, Mr. Liu served as President of two optical access business units of HiSense Broadband and Multimedia Technologies, an optical communications Company. From March to October 2010, Mr. Liu served as a senior advisor to EJ McKay & Co., Inc. with respect to various technology matters. From August 2005 to February 2010, Mr. Liu served as President and Chief Executive Officer of Salira Systems Inc., a producer of optical access products in PRC and the U.S. Previously, Mr. Liu served as an executive of Optovia Corporation and Walsin Management Company. In addition, from 1993 to 2001, Mr. Liu worked in various roles for Corning Incorporated, most recently as Director of Communications Electronics and Integration, where his roles included invention of Corning’s award-winning patented LEAF fiber product and marketing such product in PRC and other markets. Mr. Liu received a bachelor degree from Tianjin University in PRC, a MBA degree from the MIT Sloan School of Management and a Ph.D. and a MA degree from Princeton University.

Mr. Min Zhang has served as our director since October 24, 2019. Mr. Zhang is the Founder and Managing Partner of Empower Investment since 2008, a fund that focuses on early stage investments in the technology, media and telecom industry in the PRC and worldwide. Previously, he was an Investment Director at Morningside Investment Group (“Morningside”), a private equity and venture capital firm, from February 2002 to September 2008, where he was involved in several investment projects, covering industries such as internet, media, transportation and healthcare. Prior to that, Mr. Zhang acted as Chief Executive Officer of Fastlane Media Group, a media Company, from June 2006 to September 2008, and Vice-President of Media Partners International, a Hong Kong listed Company that is a Morningside portfolio Company, from February 2002 to November 2005. Before joining Morningside, Mr. Zhang was a Senior Manager — Global Risk Management Solution of PwC during January 2000 to January 2002. Before that, he was with Royal Dutch Shell International and worked in various functions, including brand management, network planning, mergers and acquisitions and global consultancy in different countries during September 1993 to January 2000. Mr. Zhang holds a Master of Business Administration from Norwegian Business School of Economics and Management, Norway and a Bachelor of Art degree from University of Sichuan, PRC.

Mr. Everett Xiaolin Wang has served as our director since October 24, 2019. Dr. Wang serves as a professor at School of Information Engineering of Guangdong University of Technology in Guangdong, PRC and a distinguished professor under the University 100 Talents Plan. He has served as session or local chairs of IEEE International Conference in 2013, 2015, 2016 and 2018. Since 2014, he has been reviewer for IEEE Transaction on Intelligent Transportation Systems, as well as Journal of Nonlinear Dynamics. From October 1993 to June 2006, Dr. Wang worked as an engineer at Intel Corporation and was responsible for stress modelling, quantum tunnelling, quantum size effect, 3D mesh generation, hydrodynamic simulation, Monte Carlo modelling and photonic IC design. Dr. Wang received his Bachelor of Science degree in Physics from Peking University, his Master of Science degree in Theoretical Physics from Institute of Theoretical Physics, Academy of Sciences of PRC and his Ph.D. degree from the University of Texas at Austin in Electrical and Computer Engineering.

Mr. Hong Liang Lu has served as our director since October 24, 2019. Mr. Lu has served as a director of UTStarcom Holdings Corp., a telecom venture in PRC (NASDAQ: UTSI) (“UTStarcom”) since June 1991, as Chairman of its board from March 2003 to December 2006, as Executive Chairman from July 2008 to August 2009, as its Chief Executive Officer from June 1991 until July 2008, and as its President from June 1991 until July 2007. From March 2008 to August 2015, Mr. Lu was a member of the board of directors of Fortinet, Inc. (NASDAQ: FTNT) and a member of its audit committee. In June 1991, Mr. Lu cofounded UTStarcom under its prior name, Unitech Telecom, Inc., which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. (“Kyocera”), which is a manufacturer and distributor of consumer, office and professional, and industrial products. Mr. Lu served as President and Chief Executive Officer of Unison World, Inc., a software development Company, from 1983 until its merger with Kyocera in 1986. From 1979 to 1983, Mr. Lu served as Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu holds a Bachelor of Science degree in Civil Engineering from the University of California at Berkeley.

Family Relationships

Mr. Peter Zuguang Wang and Mr. Raymond Z. Wang are father and son, respectively. None of our other directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity

●	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed Company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed Company’s audit, compensation, and nominating and corporate governance committees be independent, that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act, and that compensation committee members also satisfy heightened independence requirements contained in the Nasdaq Listing Rules as well as Rule 10C-1 under the Exchange Act.

Under Nasdaq Rule 5605(a) (2), a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of 10A-3 under the Exchange Act, a member of an audit committee of a listed Company may not, other than in his or her capacity as a member of the audit committee, the Board, or any other Board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed Company or any of its subsidiaries or otherwise be an affiliated person of the listed Company or any of its subsidiaries. When determining the independence of the members of our compensation committee under the heightened independence requirements contained in the Nasdaq Listing Rules and Rule 10C-1 under the Exchange Act, our Board is required to consider all factors specifically relevant to determining whether a director has a relationship with us that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of that director, including any consulting, advisory, or other compensatory fee paid by us to that director; and (2) whether that director is affiliated with our Company, a subsidiary of our Company, or an affiliate of a subsidiary of our Company.

Our Board has reviewed the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board has determined that Mr. Yanming Liu, Mr. Min Zhang, Mr. Everett Xiaolin Wang and Mr. Hong Liang Lu, are “independent directors” as defined under Rule 5605(a) (2) of the Nasdaq Listing Rules.

Our Board also determined that Mr. Min Zhang, Mr. Everett Xiaolin Wang, and Mr. Hong Liang Lu, who comprise our audit committee and our compensation committee, satisfy the independence standards for such committees established by the Securities and Exchange Commission (“SEC”) and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Number and Terms of Office of Officers and Directors

The directors of the Board consist of two classes, being the class I directors (the Class I Directors) and the class II directors (the Class II Directors).  The term of office of the first class of directors, consisting of Mr. Min Zhang, Mr. Everett Xiaolin Wang, and Mr. Hong Liang Lu will expire at the first annual general meeting. The term of office of the second class of directors, consisting of Mr. Peter Zuguang Wang and Mr. Yanming Liu, will expire at the second annual general meeting. Directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting following their election. Except as the BVI Business Companies Act, 2004 (the “Act”) or any applicable law may otherwise require, in the interim between an annual general meeting, or general meeting called for the election of directors, and the removal of one or more directors, any vacancy on the Board may be filled by the majority vote of the remaining directors.

Each director holds office for the term, if any, fixed by the Resolution of Members or Resolution of Directors appointing him or pursuant to Regulation 9.1 or 9.8 of our amended and restated Memorandum of Association and Articles of Association, or until his earlier death, resignation or removal. If no term is fixed on the appointment of a Director, the Director serves indefinitely until his earlier death, resignation or removal.

The minimum number of directors shall be one and there shall be no maximum number of directors.

Board Meetings

The Board held one meeting during the fiscal year ended December 31, 2019. All directors attended at least 75% of the meeting of the Board and of the committees of the Board on which each director served.

Committees of the Company’s Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee, and a corporate governance committee. All the directors consisting of the audit committee, the compensation committee, and the corporate governance committee are independent.

Audit Committee

We have established an audit committee of the Board. Mr. Min Zhang, Mr. Everett Xiaolin Wang, and Mr. Hong Liang Lu serve as members of our audit committee. Mr. Min Zhang serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mr. Min Zhang, Mr. Everett Xiaolin Wang, and Mr. Hong Liang Lu are independent.

Each member of the audit committee is financially literate and our Board has determined that Mr. Zhang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The Company’s audit committee will be responsible for, among other things:

●	Selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

●	Helping to ensure the independence and performance of the independent registered public accounting firm;

●	Discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, the Company’s interim and year-end financial statements;

●	Developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	Reviewing the Company’s policies on and oversees risk assessment and risk management, including enterprise risk management;

●	Reviewing the adequacy and effectiveness of internal control policies and procedures and the Company’s disclosure controls and procedures;

●	Reviewing related person transactions; and

●	Approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Subject to the requirement of law or the NASDAQ listing rules, we have established a compensation committee of the Board. The members of our Compensation Committee are Mr. Min Zhang, Mr. Everett Xiaolin Wang, and Mr. Hong Liang Lu. Mr. Min Zhang serves as chairman of the compensation committee. The Company’s compensation committee will be responsible for, among other things:

●	Reviewing, approving and determining the compensation of the Company’s officers and key employees;

●	Reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the Board or any committee thereof;

●	Administering the Company’s equity compensation plans;

●	Reviewing, approving and making recommendations to the Board regarding incentive compensation and equity compensation plans; and

●	Establishing and reviewing general policies relating to compensation and benefits of the Company’s employees.

Compensation Committee Interlocks and Insider Participation

None of the Company’s officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of another entity, one of whose officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on our Board.

Nominating and Corporate Governance Committee

Subject to the requirement of law or the NASDAQ listing rules, we have established a nominating and corporate governance committee of the Board. The members of our nominating and corporate governance Committee are Mr. Min Zhang, Mr. Everett Xiaolin Wang, and Mr. Hong Liang Lu. Mr. Min Zhang serves as chairman of the nominating committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

Each of the members of the nominating and corporate governance committee will meet the requirements for independence under the applicable rules and regulations of the SEC and rules of NASDAQ. The nominating and corporate governance committee is responsible for, among other things:

●	Identifying, evaluating and selecting, or making recommendations to the Board regarding, nominees for election to the Board and its committees;

●	Evaluating the performance of the Board and of individual directors;

●	Considering, and making recommendations to the Board regarding, the composition of the Board and its committees;

●	Reviewing developments in corporate governance practices;

●	Evaluating the adequacy of the corporate governance practices and reporting;

●	Reviewing related person transactions; and

●	Developing, and making recommendations to the Board regarding, corporate governance guidelines and matters.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. Our code of ethics is filed as an exhibit attached to the Form 8-K we filed with the SEC on October 30, 2019. If we amend or grant a waiver of one or more of the provisions of our code of ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our code of ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at the above address.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Raymond Z. Wang,	2019	108,750	-	-	-	-	-	-	108,750
Chief Executive Officer and President(1)	2018	-	-	-	-	-	-	-	-

Jing Jin, Chief Financial Officer(2)	2019	30,000	-	-	-	-	-	-	30,000
	2018	-	-	-	-	-	-	-	-

Lei Chen, Chief Scientist(3)	2019	33,750	-	-	-	-	-	-	33,750
	2018	-	-	-	-	-	-	-	-

Yanming Liu(4)	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

River Chi, Chief Financial Officer(4)	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Jerry Zheng, Chief Operating Officer(5)	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

(1)	Mr. Wang has served as the Chief Executive Officer and President of the Company since October 24, 2019.

(2)	Mr. Jin has served as the Chief Financial Officer of the Company since October 24, 2019.

(3)	Mr. Chen has served as the Chief Scientist of the Company since October 24, 2019.

(4)	Mr. Liu resigned as the Chairman and Chief Executive Officer of the Company on October 24, 2019. He remains as the Director of the Company.

During the period from the date when our ordinary shares were first listed on NASDAQ Capital Market to the consummation of our Business Combination on October 24, 2019, we paid an affiliate of a member of our Sponsor a total of $10,000 per month, which were used to pay for office space, utilities, secretarial and administrative services. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Except as set forth above, no other compensation was paid to our Sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our Business Combination.

Employment Agreements

On October 24, 2019, the Company entered into employment agreements (each an “Employment Agreement,” collectively, the “Employment Agreements”) with Mr. Raymond Z. Wang, Mr. Jing Jin, and Mr. Lei Chen (each an “officer,” collectively, “Officers”), all of which are filed as exhibits to the form 8-K we filed with the SEC on October 30, 2019.

Under the Employment Agreements, each Officer is employed for a specific period. We may terminate the employment with any Officer for cause, at any time, without advance notice or remuneration, for certain acts of the Officer, including, but not limited to, conviction or plea of guilty to a crime, gross negligence, dishonest act that has caused detriment to the Company, or a failure to perform agreed duties. The Company may terminate the employment with the Officer without cause, at any time, upon one-month prior written notice. Upon termination without cause, the Company shall provide certain severance payments and benefits to the executive specified in the Employment Agreements. The Officer may terminate the Employment at any time with a one-month prior written notice to the Company, if (1) there is a material reduction in the Officer’s authority, duties and responsibilities, or (2) there is a material reduction in the Officer’s annual salary.

Each of the Officers agreed, at all times during the term of the employment and after his termination, to hold in the strictest confidence, and not to use, except for the benefit of the Company, or to disclose to any person, corporation or other entity without prior written consent of the Company, any confidential information defined therein.

Outstanding Equity Awards at 2019 Fiscal Year-End

Our non-employee directors did not hold any outstanding option awards as of December 31, 2019.

Pension Benefits

We do not offer our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Compensation of Directors

We did not pay compensation to any non-employee directors during the fiscal year 2019.

We do not pay our directors in connection with attending individual Board meetings, but we reimburse our directors for expenses incurred in connection with such meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our ordinary shares by:

●	Each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;

●	Each of our directors, persons chosen to become a director and named executive officers; and

●	Our directors and named executive officers as a group.

The numbers of ordinary shares outstanding and the percentage of beneficial ownership are based on 10,021,142 ordinary shares issued and outstanding as of April 3rd, 2020. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of April 3rd, 2020. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Title of Class	Name and Address of Beneficial Owner(1)	Amount	Percent of Class

Directors and named Executive Officers
Ordinary Shares	Peter Zuguang Wang(2)	7,500,000	74.842%

Ordinary Shares	Raymond Z. Wang(2)	-	-

Ordinary Shares	Jing Jin(2)	-	-

Ordinary Shares	Lei Chen(2)	-	-

Ordinary Shares	Yanming Liu(2)	1,337,000	13.342%

Ordinary Shares	Min Zhang(2)	-	-

Ordinary Shares	Everett Xiaolin Wang(2)	-	-

Ordinary Shares	Hong Liang Lu(2)	-	-

Ordinary Shares	All Directors and executive officers as a group (8 persons)	8,837,000	88.184%

5% Security Holders
N/A

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	The business address of such individual is 11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang, PRC, 311122.

Securities Authorized for Issuance under Equity Compensation Plan

The following table provides certain information about ordinary shares that may be issued under our 2019 Equity Incentive Plan as of December 31, 2019.

	(a)		(c)
	Number of		Number of securities
	securities	(b)	remaining available
	to be issued upon	Weighted-average	for future issuance
	the exercise of	exercise price	under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants	reflected in column
Plan Category	rights	and rights	(a))
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders
Total	-	$-	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Management of the Company Following the Business Combination” in the Definitive Proxy Statement the Company filed with the SEC on September 26, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2019 and 2018:

	2019	2018

Audit Fees	$379,303	$70,410
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total	$379,303	$70,410

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2019 and 2018, the services provided in this category include assistance and advice in relation to the preparation of corporate income tax returns.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy

Prior to the consummation of our initial public offering on July 27, 2018 (the “Initial Public Offering”), our audit committee did not pre-approve all the auditing services rendered, since the committee was formed upon the consummation of our Initial Public Offering. Notwithstanding, any services rendered prior to the formation of our audit committee were approved by our Board.

Since the consummation of our Initial Public Offering, pursuant to audit committee charter, our audit committee has approved in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

		Reports of Independent Registered Public Accounting Firms	F-2

		Consolidated Balance Sheets	F-4

		Consolidated Statements of Operations and Comprehensive Income	F-6

		Consolidated Statements of Shareholders’ Equity	F-7

		Consolidated Statements of Cash Flows	F-8

		Notes to Consolidated Financial Statements	F-10

	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(8)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2(1)	Warrant Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company.
4.3(1)	Rights Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company.
10.1(1)	Investment Management Trust Account Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company.
10.2(1)	Registration Rights Agreement, dated July 24, 2018, between the Company and initial shareholders.
10.3(1)	Letter Agreement, dated July 24, 2018, by and between the Company, Greenland Asset Management Corporation and the Company’s officers and directors.
10.4(1)	Administrative Services Agreement, dated July 24, 2018, between the Company and Puhui Wealth Investment Management (Beijing) Co., Ltd.
10.5(3)	Securities Subscription Agreement, dated March 28, 2018, between the Company and Greenland Asset Management Corporation.
10.6(2)	Unit Subscription Agreement, dated June 28, 2018, between the Company and Greenland Asset Management Corporation.
10.7(2)	Unit Subscription Agreement, dated June 28, 2018, between the Company and Chardan Capital Markets, LLC.
10.8(4)	Share Exchange Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative thereunder, Zhongchai Holing (Hong Kong) Limited and Cenntro Holding Limited.
10.9(4)	Registration Rights Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited.

10.10(4)	Lock-Up Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited.
10.10(4)	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of the Company, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries.
10.11(4)	Escrow Agreement, by and among the Company, Greenland Asset Management Corporation, Cenntro Holding Limited, and Continental Stock Transfer & Trust Company.
10.12(5)	Promissory note, dated July 24, 2019, issued by the Company to Greenland Asset Management Corporation.
10.13(5)	Amended and restated promissory note, dated July 24, 2019, issued by the Company to Greenland Asset Management Corporation.
10.14(6)	Promissory note, dated September 12, 2019, issued by the Company to Greenland Asset Management Corporation.
10.15(6)	Form of Subscription Agreement.
10.16(7)	Termination Agreement, dated October 17, 2019, by and between the Company and CCWW Holdings LLC.
10.17(8)	Employment Agreement, dated October 24, 2019 by and between the Company and Raymond Z. Wang.
10.18(8)	Employment Agreement, dated October 24, 2019 by and between the Company and Lei Chen.
10.18(8)	Employment Agreement, dated October 24, 2019 by and between the Company and Jing Jin.
14.1(8)	Form of Code of Business Conduct and Ethics.
16.1(9)	Letter from Marcum LLP to the Securities and Exchange Commission, dated January 10, 2020.
21.1*	Subsidiaries.
23.1*	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP, independent registered public accounting firm.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following information from our 2019 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 29, 2018.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 12, 2019.

(5)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 24, 2019.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on September 12, 2019.

(7)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 21, 2019.

(8)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 30, 2019.

(9)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 10, 2020.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3rd, 2020.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

By:	/s/ Raymond Z. Wang
Name:	Raymond Z. Wang
Title:	Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond Z. Wang and Jing Jin, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10K and to file the same, with exhibits thereto and other documents in connection therewith, with the  Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Raymond Z. Wang	Chief Executive Officer and President	April 3rd, 2020
Raymond Z. Wang	(Principal Executive Officer)

/s/ Jing Jin	Chief Financial Officer and Corporate Secretary	April 3rd, 2020
Jing Jin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Zuguang Wang		April 3rd, 2020
Peter Zuguang Wang	Chairman of the Board and Director

/s/ Everett Xiaolin Wang		April 3rd, 2020
Everett Xiaolin Wang	Director

/s/ Hong Liang Lu		April 3rd, 2020
Hong Liang Lu	Director

/s/ Min Zhang		April 3rd, 2020
Min Zhang	Director

/s/ Yanming Liu		April 3rd, 2020
Yanming Liu	Director

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Greenland Technologies Holding Corporation

British Virgin Islands

Opinion on the Consolidated Financial Statements

We have audited the accompanying  consolidated balance sheets of Greenland Technologies Holding Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

We have served as the Company’s auditor since 2020.

Shanghai, PRC

April 3rd, 2020

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONTENTS

PAGE	F-4-F-5	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

PAGE	F-6	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

PAGE	F-7	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

PAGE	F-8-F-9	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

PAGE	F-10-F-37	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

(IN U.S. DOLLARS)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$2,123,485	$5,563,133
Restricted cash	3,593,722	3,405,044
Notes receivables	16,156,692	16,342,689
Accounts receivable, net of allowance for doubtful accounts of $1,037,797 and $906,138, respectively	11,971,889	10,176,069
Inventories (net of provision for slow moving inventory of $134,535 and $178,107, respectively)	9,972,877	12,400,474
Due from related parties-current	36,042,829	-
Advance to suppliers	50,664	32,878
Prepayments and Other current assets	327,555	325,555
Total Current Assets	$80,239,713	$48,245,842

Non-current asset
Property, plant, equipment and construction in progress, net	20,630,251	22,058,453
Land use rights, net	3,862,547	3,888,756
Other intangible assets	5,174	-
Due from related parties-non current	430,034	36,636,262
Deferred tax assets	513,805	578,652
Goodwill	3,890	3,954
Other non-current assets	798,429	2,913
Total non-current assets	$26,244,130	$63,168,990
TOTAL ASSETS	$106,483,843	$111,414,832

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018 (Continued)

(IN U.S. DOLLARS)

	December 31,	December 31,
	2019	2018

Current Liabilities
Short-term bank loans	$16,861,615	$19,620,585
Notes payable-bank acceptance notes	15,050,902	17,120,504
Accounts payable	14,713,008	14,971,444
Taxes payables	12,529	155,346
Customer deposits	132,194	68,588
Due to related parties	3,481,984	7,084,542
Other current liabilities	3,086,859	4,203,881
Long-term payable- current portion	2,654,230	-
Total current liabilities	$55,993,321	$63,224,890

Long-term liabilities
Long-term bank loans	-	6,556,708
Long-term payables	1,349,850	-
Other long-term liabilities	2,178,548	1,994,366
Total long-term liabilities	$3,528,398	$8,551,074
TOTAL LIABILITIES	$59,521,719	$71,775,964
COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, 10,006,142 shares authorized; 10,006,142 and 7,500,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Additional paid-in capital	15,226,685	12,301,305
Statutory reserves	3,866,574	3,334,322
Retained earnings	19,863,600	15,931,296
Accumulated other comprehensive income (loss)	(360,981)	173,881
Total shareholders’ equity	$38,595,878	$31,740,804
Non-controlling interest	8,366,246	7,898,064
TOTAL EQUITY	$46,962,124	$39,638,868

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,483,843	$111,414,832

See accompanying notes to the consolidated financial statements

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

(IN U.S. DOLLARS)

	For the year ended December 31,
	2019	2018
REVENUES	$52,400,844	$60,213,088
COST OF GOODS SOLD	40,022,243	46,139,858
GROSS PROFIT	12,378,601	14,073,230
Selling expenses	1,187,263	1,215,976
General and administrative expenses	2,231,953	1,647,599
Research and development expenses	2,355,307	2,512,403
Total operating expenses	$5,774,523	$5,375,978
INCOME FROM OPERATIONS	$6,604,078	$8,697,252
Interest income	151,532	304,910
Interest expense	(1,289,133)	(1,554,864)
Loss on disposal of property and equipment	(252,556)	(7,424)
Other income	720,612	576,633
INCOME BEFORE INCOME TAX	$5,934,533	$8,016,507
INCOME TAX	847,367	1,392,956
NET INCOME	$5,087,166	$6,623,551
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	622,610	666,886
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$4,464,556	$5,956,665
OTHER COMPREHENSIVE LOSS:	(689,290)	(1,897,403)
Unrealized foreign currency translation loss attribute to Greenland technologies holding corporation and subsidiaries	(534,862)	(1,399,351)
Unrealized foreign currency translation loss attribute to Noncontrolling interest	(154,428)	(498,052)
Comprehensive income	3,929,694	4,557,314
Noncontrolling interest	468,182	168,834
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	7,932,567	7,500,000
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.56	0.79

See accompanying notes to the consolidated financial statements

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2017	7,500,000	-	12,301,305	1,573,232	2,703,948	10,605,005	7,895,112	35,078,602
Net income	-	-	-	-	-	5,956,665	666,886	6,623,551
Transfer to statutory reserve	-	-	-	-	630,374	(630,374)	-	-
Dividend	-	-	-	-	-	-	(165,882)	(165,882)
Foreign currency translation adjustment	-	-	-	(1,399,351)	-	-	(498,052)	(1,897,403)
Balance at December 31, 2018	7,500,000	-	12,301,305	173,881	3,334,322	15,931,296	7,898,064	39,638,868

Reverse recapitalization	2,506,142	-	2,925,380	-	-	-	-	2,925,380
Net income	-	-	-	-	-	4,464,556	622,610	5,087,166
Transfer to statutory reserve	-	-	-	-	532,252	(532,252)	-	-
Foreign currency translation adjustment	-	-	-	(534,862)	-	-	(154,428)	(689,290)
Balance at December 31, 2019	10,006,142	-	$15,226,685	$(360,981)	3,866,574	$19,863,600	$8,366,246	$46,962,124

See accompanying notes to the consolidated financial statements

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

(IN U.S. DOLLARS)

	For the year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,087,166	$6,623,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,298,183	1,581,469
Loss on disposal of property and equipment	252,556	7,424
Increase in allowance for doubtful accounts	148,073	296,003
Increase in allowance for notes receivable	(160,998)	(31,794)
Increase in provision for inventory	22,488	163,074
Deferred tax assets	55,357	(76,955)
Changes in operating assets and liabilities:
Increase (Decrease) In:
Accounts receivable	(2,131,986)	(2,737,279)
Notes receivable	(79,654)	(385,096)
Inventories	2,230,666	(4,143,729)
Advance to suppliers	(18,536)	23,480
Other current and noncurrent assets	(4,673)	2,100,533
Increase (Decrease) In:
Accounts payable	(16,118)	709,452
Customer deposits	65,484	(469,800)
Other current liabilities	(1,645,646)	(216,715)
Income tax payable	(141,965)	(790,503)
Due to related parties	1,819,778	142,454
Other long-term liabilities	219,055	260,533
NET CASH PROVIDED BY OPERATING ACTIVITES	$7,999,230	$3,056,102

See accompanying notes to the consolidated financial statements

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018 (Continued)

(AUDITED, IN U.S. DOLLARS)

	For the year ended December 31
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	$(1,284,972)	$(6,687,515)
Proceeds from government grants for construction	633,887	706,072
Proceeds from sale of property, plant and equipment	90,704	3,771
Purchases of construction-in-progress	(908,475)	-
Purchases of land use rights and other intangible assets	(131,432)	-
NET CASH PROVIDED BY INVESTING ACTIVITES	$(1,600,288)	$(5,977,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$38,674,867	$20,299,074
Repayments of short-term bank loans	(41,144,988)	(18,037,927)
Repayments of long-term bank loans	(6,527,036)	(301,200)
Notes payable	(1,813,551)	1,967,251
Proceeds from related parties	2,900,905	2,411,891
Repayment of loans from related parties	(5,428,263)	(2,411,891)
Repayment of loans from third parties	(2,900,905)	(4,085,140)
Dividend paid	(159,612)	-
Proceeds received from financing lease obligation	5,209,155	-
Deposits for the financing lease obligation	(805,001)	-
Payment of principal on financing lease obligation	(575,310)	-
Reverse capitalization	2,925,380	-
NET CASH USED IN FINANCING ACTIVITES	$(9,644,359)	$(157,942)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(3,245,417)	$(3,079,512)
Effect of exchange rate changes on cash	(5,553)	160,772
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	8,968,177	11,886,917
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,717,207	$8,968,177
Bank balances and cash	2,123,485	5,563,133
Bank balances and cash included in assets classified as restricted cash	3,593,722	3,405,044

Supplemental Disclosure Of Cash Flow Information
Income taxes paid	791,760	2,645,567
Interest paid	2,223,630	1,769,293

See accompanying notes to the consolidated financial statements

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Greenland Technologies Holding Corporation, formerly known as Greenland Acquisition Corporation (“Greenland” or the “Company”), was incorporated on December 28, 2017 as a British Virgin Islands Company with limited liability. The Company was incorporated as a blank check Company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. On October 24 2019, The Company acquired all of the outstanding shares of Zhongchai Holding (Hong Kong) Limited via a reverse capitalization and changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

Greenland serves as the parent Company for the primary operating Company, Zhongchai Holding (Hong Kong) Limited, a holding Company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Through Zhongchai Holding and other subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in PRC, as well as develop models for robotic cargo carriers, which are expected to be produced in the near future in PRC.

The Company’s Shareholders

As of December 31, 2019, Cenntro Holding Limited owns 74.95% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, chairman of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the 100% owned subsidiary of the Company, owned 89.47% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”) and 100% of Hangzhou Greenland Robotic Co., Ltd (“Hangzhou Greenland”).

Zhejiang Zhongchai, the subsidiary of the Company, is the sole shareholder of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”). It also owned 62.5% of Shanghai Hengyu Enterprise Management Consulting Co., Ltd. (“Hengyu”) until transferred its ownership to Zhongchai Holding on July 15, 2019.

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability Company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability Company incorporated on April 24, 2006, invested $8,000,000 USD into Zhejiang Zhongchai for its approximately 75.47% interest. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred all its 24.528% interest in Zhejiang Zhongchai to Zhongchai Holding for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. As of December 31, 2019, Zhongchai Holding owns approximately 89.47% of Zhejiang Zhongchai and Jiuxin owns approximately 10.53% of Zhejiang Zhongchai.

Through Zhejiang Zhongchai, the Company has been engaged in the manufacture and sale of transmission systems mainly for forklift trucks since 2006. These forklift trucks are used in manufacturing and logistics applications, such as factory, workshop, warehouse, fulfilment centers, shipyards and seaports. The transmission systems are the key components for the forklift trucks. The Company supplies transmission systems to forklift truck manufacturers. Its transmission systems fit for forklift trucks ranging from 1 to 15 tons, with either mechanical shift or automatic shift. All the products are currently manufactured at the Company’s facility in Xinchang, Zhejiang Province, PRC and are sold to both domestic and oversea markets. The Company has moved to its new factory in Meizhu, Xinchang, Zhejiang Province, PRC, in October of 2019.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Shengte

Shengte is a limited liability Company registered on February 24, 2006 in Xinchang High-Tech Industrial Park, Zhejiang, PRC.

Shengte manufactures parts of transmission boxes for Zhejiang Zhongchai. All parts were manufactured in the Company’s Xinchang facility and were sold internally to Zhejiang Zhongchai. In January 2019 Shengte has stopped its business and transferred its most assets to Zhejiang Zhongchai and only maintain its employee social benefit function in the local region.

Hengyu

Hengyu is a limited liability Company registered on September 10, 2015 in Shanghai Free Trade Zone, Shanghai, and PRC. Hengyu holds no assets other than an account receivable owed by Cenntro Holding Limited. Main business of Hengyu are investment management and consulting services.

Hangzhou Greenland

Hangzhou Greenland is a limited liability Company registered on August 9, 2019 in Hangzhou Sunking Plaza, Zhejiang, PRC. Hangzhou Greenland completed a conceptual prototype of a robotic cargo carrier in August 2018.

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2019, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	HongKong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	USD	28,612,943	89.47%	Manufacture, sale of various transmission boxes
Zhejiang Shengte Transmission Co., Ltd.	PRC February 24, 2006	RMB	5,000,000	89.47%	Manufacture and sale of parts of transmission box
Shanghai Hengyu Enterprise Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Robotic Technologies Co., Ltd.	PRC August 8, 2019	RMB	252,862	100%	Manufactures and sales carrier cargo robotics.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Greenland Technologies Holding Corporation and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.

The Business Combination was accounted for as a reverse recapitalization (the “Recapitalization Transaction”) in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, Zhongchai Holding is considered the acquirer based on facts and circumstances, including the following:

●	Zhongchai Holding’s operations comprise the ongoing operations of the combined entity;

●	The officers of the newly combined company consist of Zhongchai Holding’s executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel; and,

●	The former shareholders of Zhongchai Holding own a majority voting interest in the combined entity.

As a result of Zhongchai Holding being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” Zhongchai Holding is the predecessor and legal successor to the Company. The historical operations of Zhongchai Holding are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Zhongchai Holding prior to the Business Combination; (ii) the combined results of the Company and Zhongchai Holding following the Business Combination in October 24, 2019; (iii) the assets and liabilities of Zhongchai Holding at their historical cost, and (iv) Greenland’s equity structure for all periods presented. Zhongchai Holding received 7,500,000 shares of Greenland in exchange for all the share capital, which is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction consistent with the treatment of the transaction as a reverse capitalization of Zhongchai Holding.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the years ended December 31, 2019 and 2018 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 810 Consolidation (“ASC 810”) and are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”). The functional currency of the Company is Renminbi (“RMB”).  Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations.

	For the year ended December 31,
	2019	2018
Period end RMB: US$ exchange rate	6.9762	6.8632
Period average RMB: US$ exchange rate	6.8944	6.6338

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions  The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from the processing, distribution and sale of its products. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which had been levied at the rate of 17% on the invoiced value of sales until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Revenues are recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of customers’ acceptance or consumption, at the net sales price (transaction price) and each of the criteria under ASC 606 have been met. Contract terms may require the Company to deliver the finished goods to the customers’ location or the customer may pick up the finished goods at the Company’s factory. International sales are recognized when shipment clears customs and leaves the port.

The Company has adopted ASC 606 on January 1, 2018, using the transition method of Modified-Retrospective Method (“MRM”). The adoption of ASC 606 had no impact on the Company’s beginning balance of retained earnings.

The Company’s contracts are predominantly short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company product returns are minimal and recorded reserve for sales returns for the year ended December 31, 2019 and 2018. The total rebates amount is accounting for around 0.54% and 0.56% of the total revenue of Zhejiang Zhongchai.

The following table sets forth disaggregation of revenue:

	For the year ended December 31,
	2019	2018
Major Product
Transmission boxes for Forklift	52,140,258	59,837,256
Transmission boxes for Non-Forklift (EV, etc.)	260,586	375,832
Total	52,400,844	60,213,088

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of goods sold.

Selling Expenses

Selling expenses include operating expenses such as payroll and traveling and transportation expenses.

General and Administrative Expenses

General and administrative expenses include management and office salaries and employee benefits, depreciation for office facility and office equipment, travel and entertainment, legal and accounting, consulting fees and other office expenses.

Research and Development

Research and development costs are expensed as incurred and totalled approximately $2,355,307 and $2,512,403 for the year ended December 31, 2019 and 2018, respectively. Research and development costs are incurred on a project specific basis.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the income statement over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.18 million and $1.99 million at December 31, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income taxes following the liability method pursuant to FASB ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2019, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Value-Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with PRC Laws. The VAT standard rate had been 17% of the gross sale price until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

Statutory Reserve

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) General Reserve Fund, (ii) Enterprise Expansion Fund and (iii) Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign enterprise is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of foreign currency translation. The Company presents comprehensive income (loss) in accordance with ASC Topic 220, “Comprehensive Income”.

Earnings per share

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary shares equivalents had been issued and if the additional common shares were dilutive. On October 24, 2019, the Company completed a reverse merger with Greenland Acquisition Corp. whereby the Company received 7,500,000 shares in exchange for all the share capital, which is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the annual financial statements of the Company. The impact of the stock exchange is also shown on the Company’s Statements of Shareholders’ Equity.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America. The Company maintains its bank accounts in PRC. Balances at financial institutions or state-owned banks within PRC are not covered by insurance.

Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance bills and therefore is not available for the Company’s use until such time as the bank acceptance notes have been fulfilled or expired, normally within a twelve-month period.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, to the financial instruments that are required to be carried at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs that prioritizes the information used to develop our assumptions regarding fair value. Fair value measurements are separately disclosed by level within the fair value hierarchy.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Level 1—defined as observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2—defined as inputs other than quoted prices in active markets, that are either directly or indirectly observable; and

●	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, other payables and accrued liabilities, short-term bank loans, and notes payable.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these items. The estimated fair values of short-term bank loans were not materially different from their carrying value as presented due to the short maturities and that the interest rates on the borrowing approximate those that would have been available for loans of similar remaining maturity and risk profile. As the carrying amounts are reasonable estimates of the fair value, these financial instruments are classified within Level 1 of the fair value hierarchy.

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $1.04 million and $0.91 million as of December 31, 2019 and December 31, 2018, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead. As of December 31, 2019 and December 31, 2018, the Company had reserves for inventories of $0.13 million and $0.18 million, respectively. The Company records inventory reserves for excess or obsolete inventories based upon assumptions about our current and future demand forecasts.

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.05 million and $0.03 million as of December 31, 2019 and 2018.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation, and include expenditure that substantially increases the useful lives of existing assets. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Plant, buildings and improvements	20 years
Machinery and equipment	2~10 years
Motor vehicles	4 years
Office Equipment	3~5 years
Fixed Assets decoration	5 years

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Land Use Rights

According to the PRC laws, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB ASC 360, “Property, Plant and Equipment”.

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

There was no impairment loss recognized for the year ended December 31, 2019 and 2018.

Segments and Related Information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

The Company is engaged in the business of manufacturing and selling various transmission boxes. The Company’s manufacturing process is essentially the same for the entire Company and is performed in-house at the Company’s facilities in PRC. The Company’s customers primarily consist of entities in the automotive, construction machinery or warehousing equipment industries. The distribution of the Company’s products is consistent across the entire Company. In addition, the economic characteristics of each customer arrangement are similar in that the Company maintains policies at the corporate level.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2019 and 2018. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2019 and 2018.

Related Party

In general, related parties exist when there is a relationship that offers the potential for transactions at less than arm’s-length, favourable treatment, or the ability to influence the outcome of events different from that which might result in the absence of that relationship. A related party may be any of the following: a) an affiliate, which is a party that directly or indirectly controls, is controlled by, or is under common control with another party; b) a principle owner, owner of record or known beneficial owner of more than 10% of the voting interest of an entity; c) management, which are persons having responsibility for achieving objectives of the entity and requisite authority to make decision; d) immediate family of management or principal owners; e) a parent Company and its subsidiaries; and f) other parties that have ability to significant influence the management or operating policies of the entity. The Company discloses all significant related party transactions.

 Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose abilities to pay are dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk

Exchange Risk

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and yet, because of a fluctuating exchange rates, record higher or lower profit depending on exchange rate of PRC Renminbi (RMB) converted to U.S. dollars on the relevant dates. The exchange rate could fluctuate depending on changes in the political and economic environment without notice.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We applied the new revenue standard beginning January 1, 2018. We have analyzed the Company’s revenue from contracts with customers in accordance with the new revenue standard. The impact of adoption on the Company’s Consolidated Financial Statements for any period presented is not material.

In June 2016, the FASB issued ASU 2016-13,” Measurement of Credit Losses on Financial Instruments”, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in April 2019. To clarify that receivables arising from operating leases are within the scope of lease accounting standards. The ASUs are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASUs is modified retrospective. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory, which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The Company started adoption of ASU 2016-16 for the fiscal year ended December 31, 2017. The impact of adoption on the Company’s Consolidated Financial Statements for any period presented is not material.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for a public business entity.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease and lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.

Effective January 1, 2019 we adopted the new standard using the modified retrospective approach and implemented internal controls to enable the preparation of financial information upon adoption. We elected to adopt both the transition relief provided in ASU 2018-11 and the package of practical expedients which allowed us, among other things, to retain historical lease classifications and accounting for any leases that existed prior to adoption of the standard. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

Adoption of the new standard resulted in the recording of right use asset and lease liability of $0 million as of January 1, 2019. The standard did not materially impact our condensed consolidated statements of operations or cash flows. Adopting the new standard did not have a material impact on the accounting for leases under which we are the lessee.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company does not expect the adoption will have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption on the Consolidated Financial Statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the year ended December 31,
	2019		2018
Major customers representing more than 10% of the Company’s revenues
Company A	$7,349,893	14.03%	$8,826,142	14.66%
Company B	5,753,587	10.98%	5,293,967	8.79%
Total Revenues	$13,103,480	25.01%	$14,120,109	23.45%

	As of
	December 31, 2019		December 31, 2018
Major customers of the Company’s accounts receivable, net
Company A	1,662,078	13.88%	892,651	8.77%
Company B	1,106,955	9.25%	1,276,086	12.54%
Company C	1,061,972	8.87%	1,147,108	11.27%
Total	$3,831,005	32.00%	$3,315,845	32.58%

Accounts receivable from the Company’s major customers accounted for 32.00% and 32.58% of total accounts receivable balances as of December 31, 2019 and December 31, 2018, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the year ended December 31, 2019 and 2018, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	December 31, 2019	December 31, 2018
Accounts receivable	$13,009,686	$11,082,207
Less: allowance for doubtful accounts	(1,037,797)	(906,138)
Accounts receivable, net	$11,971,889	$10,176,069

Changes in the allowance for doubtful accounts are as follows:

	For the year ended December 31,
	2019	2018
Beginning balance	$906,138	$651,248
Provision for doubtful accounts	131,659	254,890
Ending balance	$1,037,797	$906,138

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

	As of
	December 31, 2019	December 31, 2018
Raw materials	$3,626,104	$5,055,940
Revolving material	744,887	573,907
Consigned processing material	63,608	33,470
Work-in-progress	1,465,767	2,020,295
Finished goods	3,084,128	3,752,899
Goods in transit	1,122,918	1,142,070
Less: reserve for inventories	(134,535)	(178,107)
Inventories, net	$9,972,877	$12,400,474

NOTE 6 – NOTES RECEIVABLE

	As of
	December 31, 2019	December 31, 2018
Bank notes receivable:	$15,865,267	$14,048,004
Commercial notes receivable	291,425	1,021,226
Endorsed but undue notes	-	1,273,459
Total	$16,156,692	$16,342,689

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to six months from the date of issuance.  As of December 31, 2019, the Company pledged notes receivable for an aggregate amount of $11.17 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $8.98 million As of December 31, 2018, the Company pledged notes receivable for an aggregate amount of $9.19 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $7.71 million. The Company expects collection of notes receivable within 6 months.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) At December 31, 2019 and 2018, property, plant and equipment consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Buildings	$11,188,399	$10,330,265
Machinery	19,416,746	18,753,984
Motor vehicles	254,456	258,646
Electronic equipment	177,153	106,542
Fixed assets decoration*	-	198,085
Total property plant and equipment, at cost	31,036,754	29,647,522

Less: accumulated depreciation	(10,650,893)	(9,196,393)
Property, plant and equipment, net	$20,385,861	$20,451,129
Construction in process	244,390	1,607,324
Total	$20,630,251	$22,058,453

For the years ended December 31, 2019 and 2018, depreciation expense amounted to $2.21 million and $1.49 million, respectively, of which $1.67 million and $1.16 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

For the years ended December 31, 2019 and 2018, $2.26 million and $17.43 million of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	December 31, 2019	December 31, 2018
Buildings, net	$11,188,399	$-
Machinery, net	9,264,345	-
Total	20,452,744	-

As of December 31, 2019, the Company pledged its Buildings ownership of buildings for net book value of RMB72.97 million ($10.46 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB106.58 million.

On January 3, 2019, the Company sold a set of manufacturing equipment to third parties for aggregate proceeds of $3.08 million (RMB21.25 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 3 years. On April 26, 2019, the Company sold various equipment including the general assembly line and the differential assembly line to third parties for aggregate proceeds of $2.12 million (RMB14.66 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years. The Company determined it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transaction as a failed sale-leaseback whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor.

As of December 31, 2018, the Company had no restricted assets.

NOTE 8 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Land use rights, cost	$4,410,224	$4,356,216
Less: Accumulated amortization	(547,677)	(467,460)
Land use rights, net	$3,862,547	$3,888,756

As of December 31, 2019, there was land use rights with net book value of $3.86 million, which approximately were used as collateral for the Company’s short-term bank loans. As of December 31, 2018, there was land use rights with net book value of $3.89 million, out of which approximately $3.74 million were used as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of December 31, 2019:

Years ending December 31,	Amortization expense
2020	$89,251
2021	89,251
2022	89,251
2023	89,251
2024	89,251
Thereafter	3,416,292
Total	$3,862,547

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE

	As of
	December 31, 2019	December 31, 2018
Bank acceptance notes	$15,050,902	$17,120,504
Total	$15,050,902	$17,120,504

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $3.59 million and $3.41million restricted cash, $11.17 million and $9.19 million notes receivable, and $1.95 million and $0 land use rights, as of December 31, 2019 and December 31, 2018, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 10 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	December 31, 2019	December 31, 2018
Procurement of Materials	$14,248,095	$13,531,408
Infrastructure& Equipment	381,843	1,335,054
Freight fee	83,070	104,982
Total	$14,713,008	$14,971,444

NOTE 11 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	December 31, 2019	December 31, 2018
Collateralized bank loans	$16,144,892	$7,766,057
Guaranteed bank loans	716,723	11,854,528
Total	$16,861,615	$19,620,585

Short-term loans as of December 31, 2019 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2019
Nov.26, 2020	Operating Loans	Agricultural bank of PRC	4.57	$5,848,455
Dec.24, 2020	Operating Loans	Agricultural bank of PRC	4.70	$6,999,513
Dec.16, 2020	Operating Loans	Rural commercial bank of XinChang	5.45	$2,150,168
Dec.16, 2020	Operating Loans	Rural commercial bank of XinChang	4.40	$1,146,756
Dec.16, 2020	Operating Loans	Rural commercial bank of XinChang	4.80	$716,723
Total				$16,861,615

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHORT TERM BANK LOANS (CONTINUED)

Short-term loans as of December 31, 2018 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2018
Jul.04, 2019	Operating Loans	Bank of Communications	4.79	$1,165,636
Mar.05, 2019	Operating Loans	Agricultural bank of PRC	5.00	$2,185,569
Mar.07, 2019	Operating Loans	Agricultural bank of PRC	5.00	$2,914,093
Mar.12, 2019	Operating Loans	Agricultural bank of PRC	5.00	$2,185,569
Nov.08, 2019	Operating Loans	Agricultural bank of PRC	4.57	$1,602,751
Nov.12, 2019	Operating Loans	Agricultural bank of PRC	4.57	$1,282,201
Nov.20, 2019	Operating Loans	Agricultural bank of PRC	4.57	$1,311,342
Nov.26, 2019	Operating Loans	Agricultural bank of PRC	4.79	$489,568
Dec.04, 2019	Operating Loans	Agricultural bank of PRC	4.57	$3,569,763
Apr.001, 2020	Operating Loans	Bank of Hangzhou	5.66	$2,914,093
Total				$19,620,585

All short term bank loans are obtained from local banks in PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 4.900% and 5.119% for the year ended December 31, 2019 and 2018, respectively. The Company was in compliance with their financial covenants at December 31, 2019 and 2018, respectively. The average annual interest rate of the short-term bank loans was 4.900% and 5.119% for the year ended December 31, 2019 and 2018, respectively. The Company was in compliance with their financial covenants at December 31, 2019 and 2018, respectively.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	December 31, 2019	December 31, 2018
Employee payables	476,859	565,280
Other tax payables	439,398	52,289
Borrowing from third party	2,170,602	3,586,312
Total	$3,086,859	$4,203,881

NOTE 13 – LONG-TERM BANK LOANS

Long-term loans are summarized as follow:

	As of
	December 31, 2019	December 31, 2018
Guaranteed bank loans - Bank of Hangzhou	$-	$6,556,708
Total	$-	$6,556,708

The following table set forth is long-term loans as of December 31, 2018:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2018
Dec.20, 2020	Project Loans	Bank of Hangzhou	5.88	$3,642,616	(1)
Dec.20, 2020	Project Loans	Bank of Hangzhou	5.88	$2,914,092	(2)
Total				$6,556,708

(1)	Repaid on June 17, 2019.
(2)	Repaid on December 3, 2019.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	December 31, 2019	December 31, 2018
Subsidy	2,178,548	1,994,366
Total	$2,178,548	$1,994,366

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. For the year ended December 31, 2019, grant income increased by $0.18 million, as compared to the year ended December 31, 2018. The change was mainly due to timing of incurring qualifying expenses.

NOTE 15 –LONG TERM PAYABLES

	As of
	December 31, 2019	December 31, 2018
Long-term payables current portion	$2,654,230	$-
Long-term payables– non-current portion	1,349,850	-
Total	$4,004,080	$-

On January 3, 2019, the Company sold a set of manufacturing equipment to third parties for aggregate proceeds of $3.08 million (RMB21.25 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 3 years. On April 26, 2019, the Company sold its equipment including the general assembly line and the differential assembly line to third parties for aggregate proceeds of $2.12 million (RMB14.66) million and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years. The Company determined it did not relinquish control of the assets to the buyer-lessor. Therefore, the sale of the goods does not qualify for sale-leaseback accounting. As a result, the aggregate proceeds have been recorded as a financing obligation and the assets related to the sold and leased manufacturing equipment remain on the Company’s Consolidated Balance Sheet and continue to be depreciated. The current and long-term portions of the financing obligation are included within long-term payables-current portion and long-term payables-non-current portion, respectively.

NOTE 16 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2019 and December 31, 2018, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2019 and December 31, 2018, there were 10,006,142 and 7,500,000 ordinary shares issued and outstanding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCKHOLDER’S EQUITY (CONTINUED)

On July 27, 2018, the Company consummated its initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of its initial business combination.

Simultaneously with the consummation of its initial public offering, the Company completed a private placement of 282,000 units, issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC.

In 2019, in connection with the Business Combination 3,875,458 redeemable shares have been redeemed and 81,400 redeemable shares have been converted into ordinary shares, 1,906,542 ordinary shares left upon consummation of the reverse recapitalization.

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes. The recapitalization of the number of shares of common stock attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented. The impact of the stock exchange is also shown on the Company’s Statements of Stockholders’ Equity

Pursuant to the Finder Agreement, 50,000 newly issued ordinary shares issued to Zhou Hanyi is the finder fee for business combination.

In connection with the Business Combination, all the outstanding rights of the Company were converted into 468,200 ordinary shares on a one-tenth (1/10) ordinary share per right basis if holders of the rights elected to convert their rights into the underlying ordinary shares.

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

As of December 31, 2019, all of the existing Rights were converted into 468,200 Ordinary Shares as a result of the Business Combination.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCKHOLDER’S EQUITY (CONTINUED)

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution, but includes vested restricted stocks and is computed by dividing income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised and converted into ordinary shares. On   October 24, 2019, the Company completed a reverse merger with Zhongchai Holding. The recapitalization of the number of shares of common stock attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented.

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Year ended December 31,
	2019	2018
Net income	$4,464,556	$5,956,665
Weighted average basic and diluted computation shares outstanding:
Shares issued in reverse recapitalization	7,932,567	7,500,000
Shares outstanding post-recapitalization
Weighted average basic and diluted shares outstanding	7,932,567	7,500,000
Basic and diluted net income (loss) per share	$0.56	$0.79

NOTE 18 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the year ended December 31, 2019 and 2018 are as follows:

	For the year ended December 31,
	2019	2018
Domestic Sales	$52,272,434	$60,016,626
International Sales	128,410	196,462
Total	$52,400,844	$60,213,088

NOTE 19 – INCOME TAXES

British Virgin Islands

Greenland Technologies Holding Corporation is incorporated in the British Virgin Islands and are not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong SAR

Zhongchai Holding (Hong Kong) Limited is registered in the Hong Kong Special Administrative Region of the People’s Republic of PRC and is subject to 16.5% income tax for locally earned income, but is exempt from income tax for income or gains earned outside of Hong Kong. The Company had no sales revenue in Hong Kong for the year ended December 31, 2019 and 2018.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – INCOME TAXES (CONTINUED)

The PRC

According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 are entitled to full exemption from income tax for two years beginning with the first year in which such enterprise is profitable and a 50% income tax reduction for the subsequent three years. Zhejiang Zhongchai Machinery Co., Ltd. was entitled to an exemption during the two years ended December 31, 2007 and was subject to a 50% income tax reduction during the three years ended December 31, 2010. Starting from January 1, 2013, Zhejiang Zhongchai has been enjoying a tax rate of 15% as it is considered as a High and New Technology Enterprise (“HNTE”) by the PRC government, which may be renewable every three years if Zhejiang Zhongchai continues to obtain this award. Between January 1, 2016 and December 31, 2018, the Company continue enjoyed this preferential tax rate. Between January 1, 2016 and December 31, 2018, Zhejiang Zhongchai continued enjoying this preferential tax rate. Zhejiang Zhongchai under the re-application process of the HNTE. In condition of approval, Zhejiang Zhongchai would continue enjoying the preferential tax rate of 15% for the fiscal year of 2019 to 2021.

Shengte, the wholly owned subsidiary of Zhejiang Zhongchai and Hengyu, the 62.5% owned subsidiary of Zhongchai Holding incorporated in the PRC, are imposed at the standard income tax rate of 10% and 25%, respectively.

Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding incorporated in the PRC, are imposed at the standard income tax rate of 25%.

Enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2019 no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of December 31, 2019, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax The Company has analysed the applicability of this law, as of December 31, 2019, and the Company has not accrued for PRC tax on such basis. The Company will continue to monitor changes in the interpretation or guidance of this law.

PRC tax law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding Company outside PRC. Such dividends were exempted from PRC tax under the previous income tax law and regulations. The foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – INCOME TAXES (CONTINUED)

The Company adopted the guidance in ASC 740 related to uncertain tax positions. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As of December 31, 2019 and December 31, 2018, the Company did not have any liability for unrecognized tax benefits, and no interest related to unrecognized tax benefits and penalties as income tax expense was recognized for these years.

The Company files income tax returns with the annual settlement and payment of enterprise income tax system of PRC and is subject to examinations by the tax authorities in PRC for years after the establishment.

As of December 31, 2019 and December 31, 2018, the Company was not aware of any pending income tax examinations by PRC tax authorities and no accrued interest or penalties related to uncertain tax positions was recognized.

The tax years from December 31, 2015 to December 31, 2019 are subject to examination by the tax authorities according to the tax regulations of PRC. With few exceptions, as of December 31, 2019, the Company is no longer subject to examinations by PRC tax authorities for years before December 31, 2015.

As of December 31, 2019 and December 31, 2018, there was approximately US$8.5 and US$8.0 million retained earnings at the Company’s PRC subsidiary, Zhejiang Zhongchai’s account. Zhejiang Zhongchai’s two subsidiaries in PRC, Shengte and Hengyu, had retained earnings of approximately US$0.5 million and accumulated deficits of US$0.03 million, respectively, in their balance sheets as of December 31, 2019. Neither do they intend to distribute any current or future earnings, if any. Accordingly, the Company did not provide for the 10% PRC withholding tax on retained earnings as of December 31, 2019, which would be imposed on dividends distributed to the holding Company outside PRC.

(I) Income Tax Provision

(i) The Income tax provision of the Company for the years ended December 31, 2019 and 2018 consists

	For the year ended December 31,
	2019	2018
Current:
Federal	-	-
State	-	-
Foreign	784,343	1,469,911
	784,343	1,469,911
Deferred:
Federal	-	-
State	-	-
Foreign	63,024	(76,955)
	63,024	(76,955)
Provision for income taxes	$847,367	$1,392,956

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – INCOME TAXES (CONTINUED)

(ii) Temporary differences and carry forwards of the Company that created significant deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	164,950	252,780
Inventories	20,180	26,716
Loss carried forward	7,851	6,924
Deferred Income	326,782	299,155
Total deferred tax assets	519,763	585,575
Deferred tax liabilities:
Others	-	-
Total deferred tax liabilities	-	-
Less: Valuation Allowance	(5,958)	(6,923)
Net deferred tax assets	$513,805	$578,652

(II) Tax Rate Reconciliation

Reconciliations of the statutory income tax rate to the effective income tax rate are as follows:

	For the year ended December 31, 2019
	Rate	Amount
profit before taxation		5,934,533
PRC Statutory tax rate		25%
Expected taxation at statutory tax rate	25.00%	1,483,633
Non-deductible expenses	0.42%	24,632
R&D Super-deduction	(4.46)%	(264,972)
Under-accrued CIT for previous year	1.90%	112,884
Effect of differing tax rates in different jurisdictions	(9.46)%	(561,599)
Addition to Valuation Allowance	(0.02)%	(965)
Others	0.91%	53,754
Effective tax rate	14.28%	847,367

	For the year ended December 31, 2018
	Rate	Amount
profit before taxation		8,016,507
PRC Statutory tax rate		25%
Expected taxation at statutory tax rate	25%	2,004,127
Non-deductible expenses	1.10%	88,540
R&D Super-deduction	(3.53)%	(282,645)
Under-accrued CIT for previous year	2.90%	232,429
Effect of differing tax rates in different jurisdictions	(10.37)	(830,913)
Addition to Valuation Allowance	0.09%	6,923
Others	2.18%	174,495
Effective tax rate	17.38%	1,392,956

(III) Unrecognized tax benefit

The Company recorded net unrecognized tax benefits of $0 and $0 as of December 31, 2019 and 2018. It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years as the Company’s most significant tax jurisdiction. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

As of December 31, 2019 and December 31, 2018, the estimated net operating loss carry forwards for BVI income tax purposes amounted to $0 and $0, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized by 2032.  As of December 31, 2019 and December 31, 2018, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to $0 and $0, which may be available to reduce future years’ taxable income. As of December 31, 2019 and December 31, 2018, the estimated net operating loss carry forwards for China income tax purposes amounted to $7,851 and $6,923, which may be available to reduce future years’ taxable income. These carry forwards will expire if not utilized in the next five years.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Provided Guarantees for bank loans to other parties

	As of
	December 31, 2019	December 31, 2018

Zhejiang Xinchai Co., Ltd.*	$-	$14,497,610
Total	$-	$14,497,610

*	On December 6, 2019, the Guarantees to Zhejiang Xinchai Co., Ltd have been removed due to the payback bank loan.

(2) Pledged collateral for bank loans

On December 06, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 06, 2020 to December 06, 2022. As of December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB48.83 million.

On November 28, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to November 26, 2022. As of December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB40.80 million.

On December 17, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 17, 2019 to December 16, 2022. As of December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB15.00 million.

On December 18, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 18, 2019 to December 17, 2022. As of December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million.

In November and December, 2018, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB28.99 million. As security with ABC Xinchang, for its loan facility with maximum exposure of RMB53.30 million. As of December 31, 2018, outstanding amount of the short-term bank loan under this Pledge Contract was RMB53.30 million.

(3) Litigation

On October 14, 2019, the plaintiff, the Company and all other named defendants in the Action entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019.  Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. Those discussions remain ongoing.

Facility Leases

The Company entered into a failed sale-leaseback transaction in August 2019. See further discussion in NOTE 15 –LONG TERM PAYABLES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of December 31, 2019:

Years ending December 31,
2020	2,685,721
2021	1,684,828
2022	101,416
Total	$4,471,965

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Jiuxin Investment Management Partnership (LP)[6]	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	December 31, 2019	December 31, 2018
Due to related parties:
Sinomachinery Holding Limited	$-	$1,775,869
Zhejiang Kangchen Biotechnology Co., Ltd[2]	64,505	65,567
Zhejiang Zhonggong Machinery Co., Ltd.[3]	207,177	1,276,691
Xinchang County Jiuxin Investment Management Partnership (LP)[4]	-	160,337
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[5]	1,773,365	11,135
Cenntro Smart Manufacturing Tech. Co., Ltd.[6]	1,981	20,399
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[7]	95,302	-
Cenntro Holding Limited	1,339,654	3,774,544
Total	$3,481,984	$7,084,542

The balance of Due to related parties as of December 31, 2019 and December 31, 2018 consisted of:

1	Overpayment from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.,

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Dividends declared but unpaid to Xinchang County Jiuxin Investment Management Partnership (LP).

5	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;;

6	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

7	Zhuhai Hengzhong paid audit fee on behalf of Zhongchai Holding

8	Dividends declared but unpaid to Cenntro Holding Limited

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	December 31, 2019	December 31, 2018
Due from related parties-current:
Cenntro Holding Limited	$36,042,829	$-
Total	$36,042,829	$-

	As of
	December 31, 2019	December 31, 2018
Due from related parties-non-current:
Cenntro Holding Limited	$-	$36,636,262
Xinchang County Jiuxin Investment Management Partnership (LP)	430,034	-
Total	$430,034	$36,636,262

The balance of Due from related parties as of December 31, 2019 and December 31, 2018 consisted of:

Other receivable from Cenntro Holding Limited was $36.0 million and $36.6 million   as of December 31, 2019 and December 31, 2018 , respectively. The Company expects the amount due from our equity holder, Cenntro Holding will pay us back by the end of October 2020 in accordance with the original maturity date .

(c) Summary of Related Party Transactions:

A summary of trade transactions with related parties for the year ended December 31, 2019 and 2018 are listed below:

		For the year ended December 31,
		2019	2018
Purchases from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	Purchase of materials and equipment	4,232	1,023,680

		For the year ended December 31,
		2019	2018
Sales to related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	Sale of goods	-	7,621
Cenntro Smart Manufacturing Tech. Co., Ltd.	Provide service and Sale of goods	348,725	611,282
Total		348,725	618,903

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS (CONTINUED)

(d) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the year ended December 31, 2019 and 2018 are listed below:

	For the year ended December 31,
	2019	2018
Withdraw funds from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	2,973,428	2,411,891
Cenntro Holding Limited	2,454,835

	For the year ended December 31,
	2019	2018
Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	2,900,905	2,411,891

(e) Summary of Related Party dividend payment:

A summary of dividend payment to related parties for the year ended December 31, 2019 and 2018 are listed below:

	For the year ended December 31,
	2019	2018
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	159,612	-

NOTE 22 – SUBSEQUENT EVENTS

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). Greenland Tech is setup US operation and promote robotic enabled automated warehouse system for North American market.

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. COVID-19 originated in Wuhan, China, in December 2019. Effective February 3, 2020, the Company announced the temporary closure of its all operating offices in Zhejiang Province, including the manufactory in response to the emergency measures imposed by the local government to slow down the spread of COVID-19. Since the local government has imposed pandemic prevention policy, the subsidiaries were temporary shut down until the end of February 2020. The Company’s launch on robotic cargo carriers are also expected to be delay due to the uncertainty on customer demand. Moreover, the outbreak has significantly limited suppliers’ ability to provide low-cost, high-quality merchandise to the Company on a timely basis. Zhejiang Province, where we conduct a substantial part of our business, is one of the most affected areas in China. The World Health Organization has declared Covid-19 to be a global pandemic, resulting in an economic downturn and changes in global economic policy that will reduce demand for the Company’s products and have an adverse impact on the Company’s business, operating results and financial condition.

On March 20, 2020, we filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, a new registration statement on Form-3 (File No. 333-237321), which allows us to (a) issue up to 2,461,000 ordinary shares issuable upon the exercise of the Warrants (as defined in the registration statement) and (b) register the resale by certain security holders named as such in the registration statement of 1,420,2000 ordinary shares of no par value in the Company. The registration statement is not declared effective by the SEC yet.