Form 10-K/A
period 2019-12-31
Greenland Technologies Holding Corp.
filed 2020-05-08
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares of $3.9, as reported on the Nasdaq Capital Market, was approximately $39.08 million.

As of May 8, 2020, there were 10,021,142 shares of the registrant’s ordinary shares outstanding.

EXPLANATORY NOTE

Greenland Technologies Holding Corporation (the “Company”) is filing this amendment (the “Amendment”) to its Annual Report on Form 10-K filed on April 3, 2020 (the “Original Form 10-K”) solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the Securities and Exchange Commission (the “SEC”) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release Nos. 34-88318 dated March 4, 2020 and Release Nos. 34-88465 dated March 25, 2020) (the “Order”).

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K prior to the prescribed March 30, 2020 filing date because the Company’s operations and business have experienced significant disruptions due to the new coronavirus ("COVID-19") pandemic. The transportation restriction enforced in Zhejiang Province, where the Company’s headquarters and business operations located, had caused difficulties for a third-party appraiser engaged by the Company to complete the asset evaluation report of Zhongchai Holding (Hong Kong) Limited, a wholly owned subsidiary of the Company. Such evaluation report was necessary for the Company’s auditor to complete its annual audit of the Company. Further, from late January 2020 until recently, the Company’s employees were asked to work remotely. As a result, the Company’s books and records were not easily accessible, resulting in delay in preparation and completion of its financial statements. The Company relied on the Order because it could not cope with the aforementioned challenges in finalizing the Original Form 10-K by the prescribed filing date without incurring unreasonable effort or expenses.

As required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Principal Executive Officer and Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

EXHIBIT INDEX

Exhibit	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2020.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

By:	/s/ Raymond Z. Wang
Name:	Raymond Z. Wang
Title:	Chief Executive Officer and President (Principal Executive Officer)

3