Form 10-Q
period 2020-03-31
Greenland Technologies Holding Corp.
filed 2020-06-29
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 000-26731

GREENLAND TECHNOLOGIES HOLDING CORPORATION

(Exact name of registrant as specified in charter)

British Virgin Islands	001-38605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang People’s Republic of China	311122
(Address of principal executive offices)	(Zip Code)

(86) 010-53607082

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	GTEC	The NASDAQ Stock Market LLC

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of June 29, 2020, there were 10,021,142 shares of common stock, no par value, issued and outstanding.

EXPLANATORY NOTE

Greenland Technologies Holding Corporation (the “Company”) is filing this quarterly report on Form 10-Q after the May 15, 2020 deadline in reliance on the 45-day extension provided by an order issued by the Securities and Exchange Commission (the “SEC”) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release Nos. 34-88318 dated March 4, 2020 and Release Nos. 34-88465 dated March 25, 2020) (the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q prior to the prescribed May 15, 2020 filing date because the Company’s operations and business have experienced significant disruptions due to the new coronavirus ("COVID-19") pandemic. Between January and March of 2020, the Company’s employees were asked to work remotely. As a result, the Company’s books and records were not easily accessible, resulting in delay in preparation and completion of its financial statements. The Company relied on the Order because it could not cope with the aforementioned challenges in finalizing the Original Form 10-Q by the prescribed filing date without incurring unreasonable effort or expenses.

i

ii

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. In addition, there is uncertainty about the spread of the COVID-19 virus and the impact it may have on the Company’s operations, the demand for the Company’s products or services, global supply chains and economic activity in general. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

PAGE	F-7-F-30	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(IN U.S. DOLLARS)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,694,870	$2,123,485
Restricted cash	1,600,542	3,593,722
Notes receivables, net of allowance for notes receivables of $11,154 and $15,338, respectively	14,008,952	16,156,692
Accounts receivable, net of allowance for doubtful accounts of $1,078,664 and $1,037,797, respectively	12,393,086	11,971,889
Inventories (net of provision for slow moving inventory of $121,410 and $134,535, respectively)	12,102,779	9,972,877
Due from related parties-current	35,488,842	36,042,829
Advance to suppliers	58,548	50,664
Prepayments and Other current assets	216,585	327,555
Total Current Assets	$82,564,204	$80,239,713

Non-current asset
Property, plant, equipment and construction in progress, net	20,159,247	20,630,251
Land use rights, net	3,781,466	3,862,547
Other intangible assets	4,658	5,174
Due from related parties-non current	169,370	430,034
Deferred tax assets	553,110	513,805
Goodwill	3,890	3,890
Other non-current assets	670,703	798,429
Total non-current assets	$25,342,444	$26,244,130
TOTAL ASSETS	$107,906,648	$106,483,843

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019 (Continued)

(IN U.S. DOLLARS)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Current Liabilities
Short-term bank loans	$19,848,697	$16,861,615
Notes payable-bank acceptance notes	12,645,068	15,050,902
Accounts payable	17,970,725	14,713,008
Taxes payables	259,094	12,529
Customer deposits	263,092	132,194
Due to related parties	3,809,060	3,481,984
Other current liabilities	1,378,531	3,086,859
Long-term payable- current portion	2,562,321	2,654,230
Total current liabilities	$58,736,588	$55,993,321

Long-term liabilities
Long-term payables	811,222	1,349,850
Other long-term liabilities	2,331,591	2,178,548
Total long-term liabilities	$3,142,813	$3,528,398
TOTAL LIABILITIES	$61,879,401	$59,521,719
COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value: 10,021,142 and 10,006,142 shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Additional paid-in capital	15,269,485	15,226,685
Statutory reserves	3,926,827	3,866,574
Retained earnings	20,060,011	19,863,600
Accumulated other comprehensive loss	(965,975)	(360,981)
Total shareholders’ equity	$38,290,348	$38,595,878
Non-controlling interest	7,736,899	8,366,246
TOTAL EQUITY	$46,027,247	$46,962,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,906,648	$106,483,843

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2020	2019
REVENUES	$9,872,067	$15,811,488
COST OF GOODS SOLD	7,948,119	12,250,989
GROSS PROFIT	1,923,948	3,560,499
Selling expenses	216,841	386,080
General and administrative expenses	1,074,409	444,158
Research and development expenses	564,298	737,774
Total operating expenses	$1,855,548	$1,568,012
INCOME FROM OPERATIONS	$68,400	$1,992,487
Interest income	33,310	64,931
Interest expense	(321,692)	(356,544)
Other income	597,252	292,861
INCOME BEFORE INCOME TAX	$377,270	$1,993,735
INCOME TAX	49,187	265,183
NET INCOME	$328,083	$1,728,552
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	71,419	186,358
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$256,664	$1,542,194
OTHER COMPREHENSIVE INCOME (LOSS):	(1,305,760)	883,088
Unrealized foreign currency translation income (loss) attributable to Greenland technologies holding corporation and subsidiaries	(604,994)	782,078
Unrealized foreign currency translation income (loss) attributable to Noncontrolling interest	(700,766)	101,010
Comprehensive income (loss)	(348,330)	2,324,272
Noncontrolling interest	(629,347)	287,368
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	10,009,198	7,500,000
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.03	0.21

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2018	7,500,000	-	12,301,305	173,881	3,334,322	15,931,296	7,898,064	39,638,868
Net income	-	-	-	-	-	1,542,194	186,358	1,728,552
Transfer to statutory reserve	-	-	-	-	164,296	(164,296)	-	-
Foreign currency translation adjustment	-	-	-	782,078	-	-	101,010	883,088
Balance at March 31, 2019	7,500,000	-	12,301,305	955,959	3,498,618	17,309,194	8,185,432	42,250,508

Balance at December 31, 2019	10,006,142	-	$15,226,685	$(360,981)	3,866,574	$19,863,600	$8,366,246	$46,962,124
Restricted stock grants	15,000	-	42,800	-	-	-	-	42,800
Net income	-	-	-	-	-	256,664	71,419	328,083
Transfer to statutory reserve	-	-	-	-	60,253	(60,253)	-	-
Foreign currency translation adjustment	-	-	-	(604,994)	-	-	(700,766)	(1,305,760)
Balance at March 31, 2020	10,021,142	-	$15,269,485	$(965,975)	3,926,827	$20,060,011	$7,736,899	$46,027,247

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$328,083	$1,728,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562,048	507,758
Increase in allowance for doubtful accounts	57,258	73,896
Increase in allowance for notes receivable	(3,979)	(95,104)
Increase in provision for inventory	(11,143)	(86,949)
Deferred tax assets	(47,568)	47,157
Stock based compensation expense	42,800	-
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(667,154)	(5,815,052)
Notes receivable	1,918,096	975,163
Inventories	(2,289,727)	1,540,885
Advance to suppliers	(8,730)	(132,558)
Other current and noncurrent assets	223,104	56,410
Increase (Decrease) In:
Accounts payable	3,510,842	1,408,588
Customer deposits	133,959	8,133
Other current liabilities	(328,334)	460,592
Income tax payable	248,669	27,291
Due to related parties	323,227	(10,449)
Long-term payables-Unamortized deferred financing costs	104,335	64,783
Other long-term liabilities	(54,791)	(154,444)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,040,995	$604,652

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Long term assets	$(384,624)	$(110,137)
Proceeds from government grants for construction	242,763	331,902
Purchases of land use rights	-	(129,716)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(141,861)	$92,049

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$3,271,391	$8,045,497
Repayments of short-term bank loans	-	(7,464,848)
Notes payable	(2,191,338)	(772,260)
Proceeds from related parties	620,183	1,119,503
Repayment of loans from related parties	(355,586)	(2,653,466)
Repayment of loans from third parties	(2,844,097)	-
Proceeds from third parties	1,498,686	-
Dividend paid	-	(164,257)
Proceeds received from financing lease obligation	-	3,731,677
Deposits for the financing lease obligation	-	(559,752)
Payment of principal on financing lease obligation	(677,734)	(397,721)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(678,495)	$884,373
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,220,639	$1,581,074
Effect of exchange rate changes on cash	(642,434)	157,851
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,717,207	8,968,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,295,412	$10,707,102
Bank balances and cash	6,694,870	7,818,850
Bank balances and cash included in assets classified as restricted cash	1,600,542	2,888,252

Supplemental Disclosure Of Cash Flow Information
Income taxes paid	3,861	186,919
Interest paid	298,337	356,544

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Shareholders

As of March 31, 2020, Cenntro Holding Limited owns 74.842% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, chairman of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the 100% owned subsidiary of the Company, owned 89.47% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 62.5% of Shanghai Hengyu Enterprise Management Consulting Co., Ltd. (“Hengyu”)  and 100% of Hangzhou Greenland Robotic Co., Ltd (“Hangzhou Greenland”).

Zhejiang Zhongchai, the subsidiary of the Company, is the sole shareholder of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”). It also owned 62.5% of Hengyu  until transferred its ownership to Zhongchai Holding on July 15, 2019.

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability Company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability Company incorporated on April 24, 2006, invested $8,000,000 USD into Zhejiang Zhongchai for its approximately 75.47% interest. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred all its 24.528% interest in Zhejiang Zhongchai to Zhongchai Holding for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. As of March 31, 2020, Zhongchai Holding owns approximately 89.47% of Zhejiang Zhongchai and Jiuxin owns approximately 10.53% of Zhejiang Zhongchai.

Through Zhejiang Zhongchai, the Company has been engaging in the manufacture and sale of transmission systems mainly for forklift trucks since 2006. These forklift trucks are used in manufacturing and logistics applications, such as factory, workshop, warehouse, fulfilment centers, shipyards and seaports. The transmission systems are the key components for the forklift trucks. The Company supplies transmission systems to forklift truck manufacturers. Its transmission systems fit for forklift trucks ranging from 1 to 15 tons, with either mechanical shift or automatic shift. All the products are currently manufactured at the Company’s facility in Xinchang, Zhejiang Province, PRC and are sold to both domestic and oversea markets. The Company has moved to its new factory in Meizhu, Xinchang, Zhejiang Province, PRC, in October of 2019.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Hangzhou Greenland

Hangzhou Greenland is a limited liability Company registered on August 9, 2019 in Hangzhou Sunking Plaza, Zhejiang, PRC. Hangzhou Greenland is designed to open robotic cargo carrier business based on a conceptual prototype of a robotic cargo carrier developed by our R&D team in 2018.

Greenland Tech

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). The Company aims  to use it as the US operation site of the Company and promotes  sales of  robotic products for the North American market in the near future. Greenland Tech currently does not conduct any business activities.

Details of the Company’s subsidiaries, which are included in these unaudited  consolidated financial statements as of March 31, 2020, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	USD	28,612,943	89.47%	Manufacture, sale of various transmission boxes
Zhejiang Shengte Transmission Co., Ltd.	PRC February 24, 2006	RMB	5,000,000	89.47%	Manufacture and sale of parts of transmission box
Shanghai Hengyu Enterprise Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Robotic Technologies Co., Ltd.	PRC August 9, 2019	RMB	252,862	100%	Manufactures and sales carrier cargo robotics.
Greenland Technologies Corporation	Delaware, USA January 14, 2020		USD 0	100%	US operation and promote robotic enabled automated warehouse system for North American market

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Business Combination was accounted for as a reverse recapitalization (the “Recapitalization Transaction”) in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, Zhongchai Holding is considered the acquirer based on facts and circumstances, including the following:

●	Zhongchai Holding’s operations comprise the ongoing operations of the combined entity;

●	The officers of the newly combined company consist of Zhongchai Holding’s executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel; and,

●	The former shareholders of Zhongchai Holding own a majority voting interests in the combined entity.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2020 and 2019 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended March 31,
	2020	2019
Period end RMB: US$ exchange rate	7.0851	6.7112
Period average RMB: US$ exchange rate	7.0307	6.6994

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

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company product returns and recorded reserve for sales returns were minimal for the three months ended March 31, 2020 and 2019. The total rebates amount is accounting for around 0.43% and 0.56% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the three months ended March 31,
Major Product	2020	2019
Transmission boxes for Forklift	9,872,057	15,624,890
Transmission boxes for Non-Forklift (EV, etc.)	10	186,598
Total	9,872,067	15,811,488

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of goods sold.

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $564,298 and $737,774 for the three months ended March 31, 2020 and 2019, respectively.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.33 million and $2.18 million at March 31, 2020 and December 31,  2019, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2020 and December 31, 2019, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of foreign currency translation. The Company presents comprehensive income (loss) consists in accordance with ASC Topic 220, “Comprehensive Income”.

Earnings per share

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary shares equivalents had been issued and if the additional common shares were dilutive. On October 24, 2019, the Company completed a reverse merger with Greenland Acquisition Corporation whereby the Company received 7,500,000 shares in exchange for all the share capital, which is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the annual financial statements of the Company. The impact of the stock exchange is also shown on the Company’s Statements of Shareholders’ Equity.

Pursuant to the CIIX Termination Agreement and the SCCG Termination Agreement, 5,000 and 10,000 restricted ordinary shares, no par value, were issued to CIIX and SCCG on March 12, 2020 and March 13, 2020 respectively, and will be utilized for calculating earnings per share in three months ended March 31, 2020 .

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America. The Company maintains its bank accounts in PRC and Hong Kong Special Administrative Region (“SAR”). Balances at financial institutions or state-owned banks within PRC and Hong Kong SAR are not covered by insurance.

Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance bills, as well as the financial product secured for the short-term bank loan and therefore is not available for the Company’s use until such time as the bank acceptance notes and bank loans have been fulfilled or expired, normally within a twelve-month period.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $1.08 million and $1.04 million as of March 31, 2020 and December 31, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labour and an appropriate proportion of overhead. As of March 31, 2020 and December 31, 2019, the Company had reserves for inventories of $0.12 million and $0.13 million, respectively. The Company records inventory reserves for excess or obsolete inventories based upon assumptions about our current and future demand forecasts.

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.06 million and $0.05 million as of March 31, 2020 and December 31, 2019.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

There was no impairment loss recognized for the three months ended March 31, 2020 and 2019.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2020 and December 31, 2019. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2020 and December 31, 2019.

Related Party

In general, related parties exist when there is a relationship that offers the potential for transactions at less than arm’s-length, favorable treatment, or the ability to influence the outcome of events different from that which might result in the absence of that relationship. A related party may be any of the following: a) an affiliate, which is a party that directly or indirectly controls, is controlled by, or is under common control with another party; b) a principle owner, owner of record or known beneficial owner of more than 10% of the voting interest of an entity; c) management, which are persons having responsibility for achieving objectives of the entity and requisite authority to make decision; d) immediate family of management or principal owners; e) a parent Company and its subsidiaries; and f) other parties that have ability to significant influence the management or operating policies of the entity. The Company discloses all significant related party transactions.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In June 2016, the FASB issued ASU 2016-13,” Measurement of Credit Losses on Financial Instruments”, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in April 2019. To clarify that receivables arising from operating leases are within the scope of lease accounting standards. In October 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for public filers that are considered small reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is a smaller reporting company, implementation is not needed until January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, and expects the standard will have a minor impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2020. The adoption of the ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements under ASC 820. This ASU is to be applied on a prospective basis for certain modified or new disclosure requirements, and all other amendments in the standard are to be applied on a retrospective basis. The new standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted Topic 820 on January 1, 2020. The adoption of the ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

 In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect that the requirements of ASU 2019-12 will have a material impact on its consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the three months ended March 31,
	2020		2019
Major customers representing more than 10% of the Company’s revenues
Company A	$2,307,990	23.38%	$2,303,804	14.57%
Total Revenues	$2,307,990	23.38%	$2,303,804	14.57%

	As of
	March 31, 2020		December 31, 2019
Major customers of the Company’s accounts receivable, net
Company A	1,804,651	14.56%	1,662,078	13.88%
Company B	1,378,830	11.13%	1,106,955	9.25%
Company C	911,084	7.35%	1,061,972	8.87%
Total	$4,094,565	33.04%	$3,831,005	32.00%

Accounts receivable from the Company’s major customers accounted for 33.04% and 32.00% of total accounts receivable balances as of March 31, 2020 and December 31, 2019, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2020 and 2019 , respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	March 31, 2020	December 31, 2019
Accounts receivable	$13,471,750	$13,009,686
Less: allowance for doubtful accounts	(1,078,664)	(1,037,797)
Accounts receivable, net	$12,393,086	$11,971,889

Changes in the allowance for doubtful accounts are as follows:

	For the three months ended March 31,
	2020	2019
Beginning balance	$1,037,797	$906,138
Provision for doubtful accounts	40,867	94,289
Ending balance	$1,078,664	$1,000,427

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

	As of
	March 31, 2020	December 31, 2019
Raw materials	$4,511,796	$3,626,104
Revolving material	615,842	744,887
Consigned processing material	44,235	63,608
Work-in-progress	1,450,531	1,465,767
Finished goods	3,434,271	3,084,128
Goods in transit	2,167,514	1,122,918
Less: reserve for inventories	(121,410)	(134,535)
Inventories, net	$12,102,779	$9,972,877

NOTE 6 – NOTES RECEIVABLE

	As of
	March 31, 2020	December 31, 2019
Bank notes receivable:	$13,797,029	$15,865,267
Commercial notes receivable	211,923	291,425
Total	$14,008,952	$16,156,692

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to six months from the date of issuance.  As of March 31, 2020, the Company pledged notes receivable for an aggregate amount of $11.78 million to Bank of Communications and Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $11.23 million. As of December 31, 2019, the Company pledged notes receivable for an aggregate amount of $11.17 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $8.98 million. The Company expects collection of notes receivable within 6 months. Allowance for notes receivables as of March 31, 2020 and December 31, 2019 was $11,154 and $15,338 respectively, determined according to the collectability of commercial notes receivable.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) At March 31, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	As of
	March 31, 2019	December 31, 2019
Buildings	$11,391,549	$11,188,399
Machinery	19,121,793	19,416,746
Motor vehicles	250,545	254,456
Electronic equipment	177,491	177,153
Total property plant and equipment, at cost	30,941,378	31,036,754

Less: accumulated depreciation	(11,022,764)	(10,650,893)
Property, plant and equipment, net	$19,918,614	$20,385,861
Construction in process	240,633	244,390
Total	$20,159,247	$20,630,251

For the three months ended March 31, 2020 and 2019, depreciation expense amounted to $0.37 million and $0.69 million, respectively, of which $0.19 million and $0.51 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses etc.

For the three months ended March 31, 2020 and 2019, $375,119 and $0 of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	March 31, 2020	December 31, 2019
Buildings, net	$10,561,110	$10,459,597
Machinery, net	8,608,059	9,066,066
Total	19,169,169	19,525,663

As of March 31, 2020, the Company pledged its buildings ownership of buildings for net book value of RMB74.83 million ($10.56 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB112.63 million.

As of December 31, 2019, the Company pledged its buildings ownership of buildings for net book value of RMB72.97 million ($10.46 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB112.63 million.

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

NOTE 8 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Land use rights, cost	$4,342,437	$4,410,224
Less: Accumulated amortization	(560,971)	(547,677)
Land use rights, net	$3,781,466	$3,862,547

As of March 31, 2020, there was land use rights with net book value of $3.78 million, which approximately were used as collateral for the Company’s short-term bank loans. As of December 31, 2019, there was land use rights with net book value of $3.86 million, which approximately were used as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of March 31, 2020:

Years ending March 31,	Amortization expense
2021	$87,521
2022	87,521
2023	87,521
2024	87,521
2025	87,521
Thereafter	3,343,861
Total	$3,781,466

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE

	As of
	March 31, 2020	December 31, 2019
Bank acceptance notes	$12,645,068	$15,050,902
Total	$12,645,068	$15,050,902

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $1.41 million and $3.59 million restricted cash, $11.78 million and $11.17 million notes receivable, and $0 million and $1.95 million land use rights, as of March 31, 2020 and December 31, 2019, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 10 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	March 31, 2020	December 31, 2019
Procurement of Materials	$17,363,431	$14,248,095
Infrastructure & Equipment	400,696	381,843
Freight fee	206,598	83,070
Total	$17,970,725	$14,713,008

NOTE 11 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	March 31, 2020	December 31, 2019
Collateralized bank loans	$17,308,155	$16,144,892
Guaranteed bank loans	2,540,542	716,723
Total	$19,848,697	$16,861,615

Short-term loans as of March 31, 2020 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	March 31, 2020
Nov.26, 2020	Operating Loans	Agricultural bank of PRC	4.57	$5,758,565
Dec.24, 2020	Operating Loans	Agricultural bank of PRC	4.70	$6,891,928
Dec.16, 2020	Operating Loans	Rural commercial bank of Xinchang	5.45	$2,117,119
Dec.16, 2020	Operating Loans	Rural commercial bank of Xinchang	4.40	$1,129,130
Dec.16, 2020	Operating Loans	Rural commercial bank of Xinchang	4.80	$705,706
Dec.15, 2020	Operating Loans	Rural commercial bank of Xinchang	5.45	$1,411,413
Jan.10, 2021	Operating Loans	Bank of communications	4.79	$705,706
Mar.16, 2021	Operating Loans	SPD Rural Bank of Xinchang	4.05	$1,129,130
Total				$19,848,697

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

All short-term bank loans are obtained from local banks in PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 4.7247% and 4.900% for the three months ended March 31, 2020 and 2019, respectively. The Company was in compliance with its loan financial covenants at March 31, 2020 and December 31, 2019, respectively.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	March 31, 2020	December 31, 2019
Employee payables	155,703	476,859
Other tax payables	234,028	439,398
Borrowing from third party	217,483	1,576,790
Others	771,317	593,812
Total	$1,378,531	$3,086,859

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	March 31, 2020	December 31, 2019
Subsidy	2,331,591	2,178,548
Total	$2,331,591	$2,178,548

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of March 31, 2020, grant income increased by $0.15 million, as compared to December 31, 2019. The change was mainly due to timing of incurring qualifying expenses.

NOTE 14 –LONG TERM PAYABLES

	As of
	March 31, 2020	December 31, 2019
Long-term payables current portion	$2,562,321	$2,654,230
Long-term payables– non-current portion	811,222	1,349,850
Total	$3,373,543	$4,004,080

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

NOTE 15 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2020 and December 31, 2019, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 10,021,142 and 10,006,142 ordinary shares issued and outstanding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCKHOLDER’S EQUITY (CONTINUED)

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

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes. The recapitalization of the number of shares of common stock attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented. The impact of the stock exchange is also shown on the Company’s Statements of Stockholders’ Equity

Pursuant to certain Finder Agreement with Hanyi Zhou, dated May 29, 2019, 50,000 newly issued ordinary shares were issued to Zhou Hanyi as the finder fee for the business combination.

In connection with the Business Combination, all the outstanding rights of the Company were converted into 468,200 ordinary shares on a one-tenth (1/10) ordinary share per right basis if holders of the rights elected to convert their rights into the underlying ordinary shares.

Pursuant to the Service Agreement entered into and by The Company and Chineseinvestors.com, Inc., an Indiana corporation (“CIIX”) on August 21, 2019 (the “Service Agreement”), CIIX were to provide certain investor relations services to the Company for a period of three months beginning on August 21, 2019. Pursuant to the Service Agreement, the Company were to pay CIIX fees consisting of three equal monthly instalments of $12,000 and 5,000 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 24, 2020, Greenland and CIIX entered into a termination agreement (the “CIIX Termination Agreement”) to terminate their respective obligations under the Service Agreement. Pursuant to the CIIX Termination Agreement, the Company agreed to issue 5,000 restricted ordinary shares, no par value (the “CIIX Termination Shares”) to CIIX. Upon CIIX’s receipt of the CIIX Termination Shares, the Company will have fully satisfied its payment obligations under the Service Agreement.

Pursuant to the Investor Relations Consulting Agreement entered into and by The Company and Skyline Corporate Communication Group, LLC, a Massachusetts limited liability Company (“SCCG”) on August 15, 2019 (the “Consulting Agreement”), SCCG were to provide certain investor relations services to the Company for a period of twelve months beginning on August 15, 2019. Pursuant to the Consulting Agreement, the Company were to pay SCCG fees consisting of $5,000 per month and 1,250 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 25, 2020, Greenland and SCCG entered into a termination agreement (the “SCCG Termination Agreement”) to terminate their respective obligations under the Consulting Agreement. Pursuant to the SCCG Termination Agreement, the Company agreed to issue 10,000 restricted ordinary shares, no par value (the “SCCG Termination Shares”) to SCCG. Upon SCCG’s receipt of the SCCG Termination Shares, the Company will have fully satisfied its payment obligations under the Consulting Agreement.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCKHOLDER’S EQUITY (CONTINUED)

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

As of March 31, 2020 there were total 4,682,000 Warrants outstanding, including 4,400,000 Public Warrants held by CEDE & CO, and 22,000 and 260,000 Private Warrants held  by Chardan Capital Markets, LLC and Greenland Asset Management Corporation, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of March 31, 2020, there was no unit purchase option outstanding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution, but includes vested restricted stocks and is computed by dividing income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised and converted into ordinary shares. On October 24, 2019, the Company completed a reverse merger with Zhongchai Holding. The recapitalization of the number of shares of common stock attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented. Pursuant to the CIIX Termination Agreement and the SCCG Termination Agreement, 5,000 and 10,000 restricted ordinary shares, no par value, were issued to CIIX and SCCG on March 12, 2020 and March 13, 2020 respectively.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended March 31,
	2020	2019
Net income attributable to the Greenland Corporation and subsidiaries	$256,664	$1,542,194
Weighted average basic and diluted computation shares outstanding:
Shares issued in reverse recapitalization	10,006,142	7,500,000
Restricted stock grants	15,000	-
Weighted average shares of common stock	10,009,198	-
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	10,009,198	7,500,000
Basic and diluted net income per share	$0.03	$0.21

NOTE 17 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three months ended March 31, 2020 and 2019 are as follows:

	For the three months ended March 31,
	2020	2019
Domestic Sales	$9,863,853	$15,811,488
International Sales	8,214	-
Total	$9,872,067	$15,811,488

NOTE 18 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the three months ended March 31, 2020 was 13.04%. The effective tax rate for the three months ended March 31, 2020 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on its operating activities.

The effective tax rate on income before income taxes for the three months ended March 31, 2019 was 13.30%. The effective tax rate for the three months ended March 31, 2019 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of March 31, 2020. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Pledged collateral for bank loans

On December 6, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 6, 2019 to May 21, 2022. As of March 31, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB48.83 million and RMB48.83 million.

On November 28, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to December 26, 2022. As of March 31, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB40.80 million and RMB40.80 million.

On December 17, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 16, 2019 to December 15, 2024. As of March 31, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB15.00 million and RMB15.00 million.

On December 18, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 16, 2019 to December 15, 2024. As of March 31, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million and RMB8.00 million.

(2) Litigation

On October 14, 2019, the plaintiff, the Company and all other named defendants in the Action entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019.  Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. As of March 31, 2020, those discussions remain ongoing.

Facility Leases

The Company entered into a failed sale-leaseback transaction on January 3, 2019 and April 26, 2019. See further discussion in NOTE 14 –LONG TERM PAYABLES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of March 31, 2020:

Years ending March 31,	Amount
2021	2,661,866
2022	1,017,207
Total	$3,679,073

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	March 31, 2020	December 31, 2019
Due to related parties:
Sinomachinery Holding Limited[1]	$1,775,869	$1,773,365
Zhejiang Kangchen Biotechnology Co., Ltd[2]	64,505	64,505
Zhejiang Zhonggong Machinery Co., Ltd.[3]	507,436	207,177
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	13,251	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	5,999	1,981
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	102,346	95,302
Cenntro Holding Limited[7]	1,339,654	1,339,654
Total	$3,809,060	$3,481,984

The balance of Due to related parties as of March 31, 2020 and December 31, 2019 consisted of:

1	Advance from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.;

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.;

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from Cenntro Holding Limited

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	March 31, 2020	December 31, 2019
Due from related parties-current:
Cenntro Holding Limited	$35,488,842	$36,042,829
Total	$35,488,842	$36,042,829
Due from related parties-non-current:
Xinchang County Jiuxin Investment Management Partnership (LP)	169,370	430,034
Total	$169,370	$430,034

The balance of Due from related parties as of March 31, 2020 and December 31, 2019 consisted of:

Other receivable from Cenntro Holding Limited was $35.5 million and $36.0 million as of March 31, 2020 and December 31, 2019, respectively. The Company expects the amount due from its  equity holder, Cenntro Holding will pay back  by the end of October 2020 in accordance with the original maturity date.

(c) Summary of Related Party Transactions:

A summary of trade transactions with related parties for the three months ended March 31, 2020 and 2019 are listed below:

		For the three months ended March 31,
		2020	2019
Purchases from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	Purchase of materials and equipment	305,793	4,232
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Purchase of materials and equipment	13,354	-
Total		319,147	4,232

Sales to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.	Provide service	29,191	40,577
Total		29,191	40,577

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

(d) Summary of Related Party Funds Lending:

 A summary of funds lending with related parties for the three months ended March 31, 2020 and 2019 are listed below:

Proceeds from related parties:	For the three months ended March 31,
	2020	2019
Zhejiang Zhonggong Machinery Co., Ltd.	355,586	1,119,503
Xinchang County Jiuxin Investment Management Partnership (LP)	256,022	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	8,575	-
Total	620,183	1,119,503

Repayment of loans from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	355,586	1,119,503
Cenntro Holding Limited	-	1,310,062
Hangzhou Cenntro Autotech Co., Limited	-	223,901
Total	355,586	2,653,466

e) Summary of Related Party dividend payment:

A summary of dividend payment to related parties for the three months ended March 31, 2020 and 2019 are listed below:

	For the three months ended March 31,
	2020	2019
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	-	164,257

Dividend was declared during the year 2018 and paid during the three months ended March 31, 2019.

NOTE 21 – SUBSEQUENT EVENTS

The management has evaluated subsequent events through the date of the report, and there was no material subsequent event requiring adjustments to the financial statements or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Report, and should be read in conjunction with such financial statements and related notes included in this Report. Except for the historical information contained herein, the following discussion, as well as other information in this Report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Report.

Impact of COVID-19

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. Effective February 3, 2020, the Company announced the temporary closure of its operating offices in Zhejiang Province, including suspension of its manufacturing activities in response to the emergency measures imposed by the local government. The Company’s operating subsidiaries were temporary shut down until the end of February 2020. The Company expects to delay its launch of robotic cargo carriers due to uncertainties of the market demand. Moreover, the outbreak has significantly limited suppliers’ ability to provide low-cost, high-quality parts and materials to the Company on a timely basis. Zhejiang Province, where we conduct a substantial part of our business, is one of the most affected areas in China.

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

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC. for a gross proceed of $2,820,000.

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) following a special meeting of the shareholders where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt a share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019 by and among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative (the “Purchaser Representative”), and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder” or the “Seller”).

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for the issuance of 7,500,000 ordinary shares, no par value of Greenland, issued to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

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

On January 14, 2020, Greenland Technologies Corp. was incorporated under the laws of the state of Delaware (“Greenland Tech”). Greenland Tech is the 100% owned subsidiary of the registrant. We aim to use it as the US operation site of the Company and promote sales of our robotic products for the North American market in the near future. Greenland Tech currently does not conduct any business activities.

Greenland serves as the parent Company for Zhongchai Holding (Hong Kong) Limited, a holding Company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Through Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”) and other subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in PRC, as well as develop models for robotic cargo carriers, which are expected to be produced in the near future in PRC.

Greenland, through its subsidiaries, is:

●	A leading developer and manufacturer of traditional transmission products for material handling machineries in PRC; and

●	A developer of robotic cargo carriers, which are expected to be available for commercial use in the near future in PRC.

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

Greenland has experienced decreased demand for forklifts in the manufacturing industry in the PRC, as its revenue decreased from approximately $15.81 million for the three months ended March 31, 2019 to approximately $9.87 million for the three months ended March 31, 2020. The revenue decline of approximately $5.94 million was primarily attributable to the COVID-19 outbreak during the three months ended March 31, 2020.  The Company’s subsidiaries in PRC were temporary shut down due to local governments’ mandate until the end of February 2020, resulting a significant decrease in the Company’s manufacturing activities during the period. Further, the COVID-19 outbreak had also caused a general decrease in customers’ demand of our products during the three months ended March 31, 2020.

Greenland’s transmission products are adopted by forklift trucks with weighted capacity ranging from 1 ton to 15 tons. These forklift trucks use either mechanical or automatic shift. Greenland sells its transmission products directly to forklift truck manufacturers. For the three months ended March 31, 2020 and 2019, Greenland sold 17,075 and 25,903 sets of transmission products, respectively, to more than 100 forklift manufacturers in aggregate in PRC.

Through Zhongchai Holding and its subsidiaries, we have leveraged our industry and market experience to develop robotic cargo carriers. Greenland completed a conceptual prototype of a robotic cargo carrier in 2018. Greenland also completed a production-ready sample in January 2020, which has been extensively tested. Greenland expects its first robotic cargo carrier to be a product with payload capacity of approximately 500 kilograms. Greenland believes that this product will be more cost effective than existing automatic guided vehicles in the market.

Due to the COVID-19 outbreak, there are uncertainties regarding the market demand of forklift trucks and robotic carriers. The management believes that COVID-19 may harm our overall financial performance in 2020. We have experienced declining demand of our transmission products from forklift truck market in the first quarter 2020. The Company expects a decline in transmission products’ sales. It also expects delays in launching our new robotic cargo carriers. Further, the outbreak has significantly limited our suppliers’ ability to provide low-cost, high-quality parts and materials to the Company on a timely basis. As a result, the Company’s manufacturing capability has been significantly affected during the first quarter of 2020. Subsequently, the Company’s business and results of operations have been significantly impacted during the period. Such conditions have also affected the Company’s liquidity and the Company has experienced a shortage in its cash flow during the period. However, the PRC government's tax deferral and reduction policies have eased the Company's cash flow pressure during the period.

During the first quarter of the fiscal year 2020, there has been no change to the Company's capital source or costs. Thus, the COVID-19 outbreak has not substantially affected the Company’s solvency. In the long run, management expects that the market's demand for our new robotic carrier will likely increase, which will enable our business operations to gradually achieve profitable growth.

Results of Operations

For the three months ended March 31, 2020 and 2019

Overview

	For the three months ended March 31
	2020	2019	Change	Variance

Revenues	$9,872,067	$15,811,488	$(5,939,421)	(37.6)%
Cost of Goods Sold	7,948,119	12,250,989	(4,302,870)	(35.1)%
Gross Profit	1,923,948	3,560,499	(1,636,551)	(46.0)%
Selling expenses	216,841	386,080	(169,239)	(43.8)%
General and administrative expenses	1,074,409	444,158	630,251	141.9%
Research and development expenses	564,298	737,774	(173,476)	(23.5)%
Total Operating Expenses	1,855,548	1,568,012	287,536	18.3%
Income from operations	68,400	1,992,487	(1,924,087)	(96.6)%
Interest income	33,310	64,931	(31,621)	(48.7)%
Interest expenses	(321,692)	(356,544)	34,852	(9.8)%
Other income	597,252	292,861	304,391	103.9%
Income before income tax	377,270	1,993,735	(1,616,465)	(81.1)%
Income tax	49,187	265,183	(215,996)	(81.5)%
Net income	328,083	1,728,552	(1,400,469)	(81.0)%

Components of Results of Operations

	For the three months ended March 31
Component of Results of Operations	2020	2019

Revenues	$9,872,067	$15,811,488
Cost of Goods Sold	7,948,119	12,250,989
Gross Profit	1,923,948	3,560,499
Operating Expenses	1,855,548	1,568,012
Net Income	328,083	1,728,552

Revenue

Greenland’s revenue was approximately $9.87 million for the three months ended March 31, 2020, representing a decrease of approximately $5.94 million, or 37.6%, as compared to that of approximately $15.81 million for the three months ended March 31, 2019. The revenue decline of approximately $5.94 million was primarily attributable to the COVID-19 outbreak during the three months ended March 31, 2020. The Company’s subsidiaries in PRC were temporary shut down due to local governments’ mandate until the end of February 2020, resulting in a significant decrease in the Company’s manufacturing activities during the period. Further, the COVID-19 outbreak had also caused a general decrease in customers’ demand of our products during the three months ended March 31, 2020. On an RMB basis, revenue for the three months ended March 31, 2020 decreased by approximately 34.5%, as compared to that for the three months ended March 31, 2019.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $7.95 million for the three months ended March 31, 2020, representing a decrease by approximately $4.30 million, or 35.1%, as compared to that of approximately $12.25 million for the three months ended March 31, 2019. Cost of goods sold decreased due to our decrease in sales volume.

Gross Profit

Greenland’s gross profit was approximately $1.92 million for the three months ended March 31, 2020, representing a decrease by approximately $1.64 million, or 46.0%, as compared to that of approximately $3.56 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, Greenland’s gross margins were approximately 19.5% and 22.5%, respectively.

Selling Expense

Selling expenses mainly comprise of operating expenses (such as sales staff payroll), traveling expenses, and transportation expenses. Our selling expenses were approximately $0.22 million for the three months ended March 31, 2020, representing a decrease of approximately $0.17 million, or 43.8%, as compared to approximately $0.39 million for the three months ended March 31, 2019.  Our selling expense decreased due to our decrease in sales.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.07 million for the three months ended March 31, 2020, representing an increase by approximately $0.63 million, or 141.9%, as compared to that of approximately $0.44 million for the three months ended March 31, 2019. Such increase was primarily attributable to depreciation expenses incurred from our new plant’s idle capacity in Meizhu and additional administrative expenditure from Zhongchai Holding.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.56 million for the three months ended March 31, 2020, representing a decrease by approximately $0.18 million, or 23.5%, as compared to that of approximately $0.74 million for the three months ended March 31, 2019. Such decrease was primarily attributable to the COVID-19 outbreak during the three months ended March 31, 2020. The Company’s subsidiaries in PRC were temporary shut down due to local governments’ mandate until the end of February 2020, resulting a significant decrease in the Company’s R&D activities during the period.

Income from Operations

Income from operations for the three months ended March 31, 2020 was approximately $0.07 million, representing a decrease of approximately $1.92 million, as compared to that of approximately $1.99 million for the three months ended March 31, 2019.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.03 million for the three months ended March 31, 2020, representing a decrease of approximately $0.03 million, or 48.7%, as compared to that of approximately $0.06 million for the three months ended March 31, 2019. The decrease in interest income was primarily due to the reason that less cash was deposited in banks during the three months ended March 31, 2020.

Greenland’s interest expenses were approximately $0.32 million for the three months ended March 31, 2020, representing a decrease of approximately $0.03 million, or 9.8%, as compared to that of approximately $0.36 million for the three months ended March 31, 2019. The decrease was primarily due to a reduction of our long-term loans by approximately $6.53 million for the three months ended March 31, 2020, compared to those for the three months ended March 31, 2019.

Other Income

Greenland’s other income was approximately $0.60 million for the three months ended March 31, 2020, an increase of approximately $0.30 million, or 103.9%, as compared to approximately $0.30 million for the three months ended March 31, 2019.The increase was primarily due to exchange gain for the three months ended March 31, 2020, compared to those for the three months ended March 31, 2019.

Income Taxes

Greenland’s income tax was approximately $0.05 million for the three months ended March 31, 2020, as compared to that of approximately $0.27 million for the three months ended March 31, 2019. The decrease was due to our PRC operating subsidiary, Zhejiang Zhongchai, obtained a “high-tech enterprise” status near the end of the fiscal year of 2019. Such status enables Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the common PRC corporate tax rate of 25%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2022.

Greenland’s other PRC subsidiaries are subject to different income tax rate. Shengte, the wholly owned subsidiary of Zhejiang Zhongchai, is subject to the 10% income tax rate for small and micro businesses. Hengyu, the 62.5% owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate. Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate.

Greenland is a holding Company registered in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividend to its shareholders, the Company will not be subject to any British Virgin Islands withholding tax.

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). We aim to use it as the US operation site of the Company and promote sales of our robotic products for the North American market in the near future. Greenland Tech currently does not conduct any business activities. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since Greenland Tech was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2020.

Net Income

Our net income was approximately $0.33 million for the three months ended March 31, 2020, representing a decrease of approximately $1.40 million, as compared to that of approximately $1.73 million for the three months ended March 31, 2019.

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

We have funded working capital and other capital requirements primarily by equity contributions, cash flow from operations, short-term bank loans and bank acceptance notes, and long-term bank loans. Cash is primarily used to purchase raw materials, repay debts and pay salaries, office expenses, income taxes, and other operating expenses.

The outbreak of COVID-19 has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. COVID-19 originated in Wuhan, China, in December 2019. Effective February 3, 2020, the Company announced the temporary closure of its all operating offices in Zhejiang Province, including the manufactory in response to the emergency measures imposed by the local government to slow down the spread of COVID-19. Since the local government has imposed pandemic prevention policy, the subsidiaries were temporary shut down until the end of February 2020. The Company’s launch on robotic cargo carriers are also expected to be delay due to the uncertainty on customer demand. Moreover, the outbreak has significantly limited suppliers’ ability to provide low-cost, high-quality parts and materials to the Company on a timely basis. Zhejiang Province, where we conduct a substantial part of our business, is one of the most affected areas in China. The World Health Organization has declared Covid-19 to be a global pandemic, resulting in an economic downturn and changes in global economic policy that will reduce demand for the Company’s products and have an adverse impact on the Company’s business, operating results and financial condition.

As of March 31, 2020, the Company has paid off approximately $0.36 million related parties’ loan, approximately $2.84 million third parties’ loan, and approximately $2.19 million notes payable. The Company was able to maintain $ 6.69 million cash on hand as of March 31, 2020, which was partially due to the credit payment extension provided by certain key suppliers. The PRC government has provided financing subsidies to ease the local business-related financing conditions caused by the COVID-19 outbreak. We plan to maintain our current debt structure and we may adopt government sponsored subsidies if necessary.

The government’s subsidies for relieving economic strains brought by the COVID-19 outbreak mainly consist of favorable financial policies in facility and equipment upgrading and others. Historically, we have relied on other government subsidiaries such as industrial project subsidiaries of 2019, provincial subsidiaries for new product development, subsidiaries for product development based on new patents, incentives for economic development of 2018, and others. Our total government subsidies recorded under the long-term liabilities were $2.33 million and $2.18 million on March 31, 2020 and December 31, 2019, respectively.

The Company currently plans to fund its operations mainly through cash flow from its operations, renewal of bank borrowings, equity financing, and the continuing financial support from its shareholders and affiliates controlled by its principal shareholders, if necessary. The Company might implement a stricter policy on sales to less creditworthy customers and plans to continue to improve its collection efforts on accounts with outstanding balances. The Company is actively working with customers and suppliers and expects to fully collect the remaining balance.

Due from related party was $35.66 million as of March 31, 2020. We expect the amount due from our equity holder, Cenntro Holding, to be paid back by the end of October 2020. However, there is no guarantee that such amount will be repaid in whole or in part before the end of October 2020, if at all. Such failure to pay back by Cenntro Holding could have a material negative impact on our balance sheet.

We believe that the Company has sufficient cash, even though we expect that our revenue will decline due to uncertainty in the Company’s anticipated robotic carriers’ sale and decline in sales of our transmission products. However, we believe that our capital contribution from existing funding sources is sufficient for us to operate for the next 12 months. We remain confident about our capability to generate positive cash flow from our operations for the rest of 2020.

We may need additional cash resources in the future if the Company experiences failure in collecting receivables, changes in business condition, or other unexpected developments. We may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If the Company’s management and its Board determine that the cash required for specific corporate activities exceed Greenland’s cash and cash equivalents on hand, the Company may issue debt or equity securities to raise cash.

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for the rest of the fiscal year 2020. We have completed Zhejiang Zhongchai’s new factory construction and the PRC government has provided subsidies to ease the local business-related financing conditions caused by the COVID-19 outbreak. Furthermore, we pledged the deed of our new factory as a collateral to banks to obtain additional loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of March 31, 2020, Greenland had approximately $6.69 million of cash and cash equivalents, representing an increase of approximately $4.57 million, or 215.28%, as compared to that of approximately $2.12 million as of December 31, 2019. Such increase was mainly attributable to the increase of accounts payable, as compared to that as of December 31, 2019.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of March 31, 2020, Greenland had approximately $1.60 million of restricted cash, representing a decrease of approximately $1.99 million, or 55.46%, as compared to that of approximately $3.59 million as of December 31, 2019. The decrease of restricted cash was due to the decrease of bank acceptance notes, as compared to their balance as of December 31, 2019.

Accounts Receivable

As of March 31, 2020, Greenland had approximately $12.39 million of accounts receivables, representing an increase of approximately $0.42 million, or 3.5%, as compared to those of approximately $11.97 million for the same period in 2019. Such increase was due to our slowed-down effort in receivables collections due to the COVID-19 outbreak.

Greenland recorded approximately $1.08 million of provision for doubtful accounts as of March 31, 2020. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in PRC.

Due from Related Party

Due from related party was $35.66 million and $36.47 million for the three months ended March 31, 2020 and December 31, 2019, respectively. The current portion of due from related party was $35.49 million as of March 31, 2020, and the current portion of due from related party was $36.04 million as of December 31, 2019. We expect the amount due from our equity holder, Cenntro Holding, to be paid back by the end of October 2020. However, there is no guarantee that such amount will be repaid in whole or in part before the end of October 2020, if at all. Such failure to pay back by Cenntro Holding could have a material negative impact on our balance sheet.

Notes Receivable

As of March 31, 2020, Greenland had approximately $14.01 million of notes receivables, which will be collected by us within six months. The decrease of our notes receivables was approximately $2.15 million, or 13.29%, from that of approximately $16.16 million as of December 31, 2019.

Working Capital

Our working capital was approximately $23.83 million as of March 31, 2020, as compared to that of $24.25 million as of December 31, 2019, representing a decrease of $0.42 million during the three months ended March 31, 2020

Cash Flow

	For the Three Months Ended March 31,
	2020	2019

Net cash provided by operating activities	$4,040,995	$604,652
Net cash provided by (used in) investing activities	$(141,861)	$92,049
Net cash provided by (used in) financing activities	$(678,495)	$884,373
Net increase in cash and cash equivalents and restricted cash	$3,220,639	$1,581,074
Effect of exchange rate changes on cash and cash equivalents	$(642,434)	$157,851
Cash and cash equivalents and restricted cash at beginning of year	$5,717,207	$8,968,177
Cash and cash equivalents and restricted cash at end of year	$8,295,412	$10,707,102

Operating Activities

Greenland’s net cash provided by operating activities were approximately $4.04 million and $0.60 million for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, the main sources of cash inflow from operating activities were net income, change in accounts payable, and notes receivable, with each amounted to approximately $0.33 million, $3.51 million and $1.92 million. The main causes of cash outflow were changes in inventories and accounts receivables, representing increases  of approximately $2.29 million and $0.67 million, respectively.

For the three months ended March 31, 2019, the main sources of cash inflow from operating activities were net income, inventories, and accounts payable, with each amounted to approximately $ 1.73 million, $1.54 million, and $1.41 million. The main causes of cash outflow were change in accounts receivables, representing increases of approximately $5.82 million.

Investing Activities

Net cash used in investing activities resulted a cash outflow of approximately $0.14 million for the three months ended March 31, 2020. Cash used in investing activities for the three months ended March 31, 2020 was mainly due to $0.24 million proceeds from government grants for construction offset by approximately $ 0.38 million used for purchases of long-term assets .

Net cash provided by investing activities was approximately $0.09 million for the three months ended March 31, 2019. Cash provided in investing activities for the three months ended March 31, 2019 was mainly attributable to approximately $0.33 million proceeds from government grants for construction, which was further offset by approximately $0.11 million and $0.13 million of cash used for purchasing long-term assets and land use rights.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $0.68 million for the three months ended March 31, 2020, which was mainly attributable to approximately $3.27 million proceeds from short-term bank loans and approximately $1.50 million proceeds from third parties. Such amounts were further offset by repayment of loans lent by third parties for approximately $2.84 million, and repayment of notes payable for approximately $2.19 million.

Net cash provided by financing activities was approximately $0.88 million for the three months ended March 31, 2019, which was mainly attributable to repayment of short-term bank loans for approximately $7.46 million and repayment of loans lent by related parties for approximately $2.65 million. Such amounts were further offset by additional proceeds from short-term bank loans of approximately $8.05 million and proceeds from financing lease obligation of approximately $3.73 million.

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

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Business Combination

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) following a special meeting of the shareholders where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt an share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019 by and among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative (the “Purchaser Representative”), and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder” or the “Seller”).

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for the issuance of 7,500,000 ordinary shares, no par value of Greenland, to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

Pursuant to certain Finder Agreement with Hanyi Zhou, dated May 29, 2019, 50,000 newly issued ordinary shares were issued to Zhou Hanyi as the finder fee for the business combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2020, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

As of March 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting for the three months ended March 31, 2020:

Accounting and Finance Personnel Material Weakness - As noted in Item 9A of our annual reports on Form 10-K for the preceding fiscal year, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of US GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

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

Notwithstanding the material weakness in our internal control over financial reporting, the consolidated unaudited financial statements included in this Quarter Report on Form 10Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2020 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended March 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 30, 2019.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: June 29th, 2020	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President