Form 10-Q
period 2020-06-30
Greenland Technologies Holding Corp.
filed 2020-08-14
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

As of August 14th, 2020, there were 10,021,142 ordinary shares, no par value, issued and outstanding.

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, JUNE 30, 2020 AND 2019 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

PAGE	F-7-F-30	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

(IN U.S. DOLLARS)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,527,402	$2,123,485
Restricted cash	2,187,041	3,593,722
Notes receivables, net of allowance for notes receivables of $3,939 and $15,338, respectively	16,008,149	16,156,692
Accounts receivable, net of allowance for doubtful accounts of $1,149,744 and $1,037,797, respectively	14,526,419	11,971,889
Inventories (net of provision for slow moving inventory of $88,333 and $134,535, respectively)	9,904,996	9,972,877
Due from related parties-current	35,516,914	36,042,829
Advance to suppliers	65,471	50,664
Prepayments and Other current assets	217,644	327,555
Total Current Assets	$82,954,036	$80,239,713

Non-current asset
Property, plant, equipment and construction in progress, net	19,617,193	20,630,251
Land use rights, net	3,751,115	3,862,547
Other intangible assets	4,224	5,174
Due from related parties-non current	169,504	430,034
Deferred tax assets	533,686	513,805
Goodwill	3,890	3,890
Other non-current assets	5,381	798,429
Total non-current assets	$24,084,993	$26,244,130
TOTAL ASSETS	$107,039,029	$106,483,843

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (Continued)

(IN U.S. DOLLARS)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Current Liabilities
Short-term bank loans	$19,864,397	$16,861,615
Notes payable-bank acceptance notes	11,206,657	15,050,902
Accounts payable	18,174,885	14,713,008
Taxes payables	130,743	12,529
Customer deposits	378,089	132,194
Due to related parties	3,689,616	3,481,984
Other current liabilities	2,531,778	3,086,859
Long-term payable- current portion	711,949	2,654,230
Total current liabilities	$56,688,114	$55,993,321

Long-term liabilities
Long-term payables	532,619	1,349,850
Other long-term liabilities	2,274,153	2,178,548
Total long-term liabilities	$2,806,772	$3,528,398
TOTAL LIABILITIES	$59,494,886	$59,521,719
COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value: 10,021,142 and 10,006,142 shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	15,269,485	15,226,685
Statutory reserves	4,122,550	3,866,574
Retained earnings	21,109,938	19,863,600
Accumulated other comprehensive loss	(920,795)	(360,981)
Total shareholders’ equity	$39,581,178	$38,595,878
Non-controlling interest	7,962,965	8,366,246
TOTAL EQUITY	$47,544,143	$46,962,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,039,029	$106,483,843

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

(IN U.S. DOLLARS)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
REVENUES	$16,576,345	$12,739,282	$26,448,412	$28,550,770
COST OF GOODS SOLD	13,694,235	9,675,007	21,642,354	21,925,996
GROSS PROFIT	2,882,110	3,064,275	4,806,058	6,624,774
Selling expenses	304,535	212,016	521,376	598,096
General and administrative expenses	443,476	446,135	1,517,885	890,293
Research and development expenses	475,649	413,005	1,039,947	1,150,779
Total operating expenses	$1,223,660	$1,071,156	$3,079,208	$2,639,168
INCOME FROM OPERATIONS	$1,658,450	$1,993,119	$1,726,850	$3,985,606
Interest income	42,521	61,099	75,831	126,030
Interest expense	(389,072)	(520,999)	(710,764)	(877,543)
Other income	255,580	56,249	852,832	349,110
INCOME BEFORE INCOME TAX	$1,567,479	$1,589,468	$1,944,749	$3,583,203
INCOME TAX	95,971	311,768	145,158	576,951
NET INCOME	$1,471,508	$1,277,700	$1,799,591	$3,006,252
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	212,411	147,946	283,830	334,304
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$1,259,097	$1,129,754	$1,515,761	$2,671,948
OTHER COMPREHENSIVE INCOME (LOSS):	58,835	(995,143)	(1,246,925)	(112,055)
Unrealized foreign currency translation income (loss) attributable to Greenland technologies holding corporation and subsidiaries	45,180	(860,343)	(559,814)	(78,265)
Unrealized foreign currency translation income (loss) attributable to Noncontrolling interest	13,655	(134,800)	(687,111)	(33,790)
Comprehensive income	1,304,277	269,411	955,947	2,593,683
Noncontrolling interest	226,066	13,146	(403,281)	300,514
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	10,021,142	7,500,000	10,015,203	7,500,000
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.13	0.15	0.15	0.36

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, JUNE 30, 2020 AND 2019 (UNAUDITED)

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2018	7,500,000	-	12,301,305	173,881	3,334,322	15,931,296	7,898,064	39,638,868
Net income	-	-	-	-	-	1,542,194	186,358	1,728,552
Transfer to statutory reserve	-	-	-	-	164,296	(164,296)	-	-
Foreign currency translation adjustment	-	-	-	782,078	-	-	101,010	883,088
Balance at March 31, 2019	7,500,000	-	12,301,305	955,959	3,498,618	17,309,194	8,185,432	42,250,508
Net income	-	-	-	-	-	1,129,754	147,946	1,277,700
Transfer to statutory reserve	-	-	-	-	134,261	(134,261)	-	-
Foreign currency translation adjustment	-	-	-	(860,343)	-	-	(134,800)	(995,143)
Balance at June 30, 2019	7,500,000	-	12,301,305	95,616	3,632,879	18,304,687	8,198,578	42,533,065

Balance at December 31, 2019	10,006,142	-	$15,226,685	$(360,981)	3,866,574	$19,863,600	$8,366,246	$46,962,124
Restricted stock grants	15,000	-	42,800	-	-	-	-	42,800
Net income	-	-	-	-	-	256,664	71,419	328,083
Transfer to statutory reserve	-	-	-	-	60,253	(60,253)	-	-
Foreign currency translation adjustment	-	-	-	(604,994)	-	-	(700,766)	(1,305,760)
Balance at March 31, 2020	10,021,142	-	$15,269,485	$(965,975)	3,926,827	$20,060,011	$7,736,899	$46,027,247

Net income	-	-	-	-	-	1,259,097	212,411	1,471,508
Transfer to statutory reserve	-	-	-	-	195,723	(195,723)	-	-
Dividend	-	-	-	-	-	(13,447)	-	(13,447)
Foreign currency translation adjustment	-	-	-	45,180	-	-	13,655	58,835
Balance at June 30, 2020	10,021,142	-	15,269,485	(920,795)	4,122,550	21,109,938	7,962,965	47,544,143

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

(IN U.S. DOLLARS)

	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,799,591	$3,006,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,163,894	1,141,549
Loss on disposal of property and equipment	-	99
Increase in allowance for doubtful accounts	127,667	115,717
Increase (Decrease) in allowance for notes receivable	(11,226)	(32,398)
Increase (Decrease) in provision for inventory	(44,440)	16,346
Deferred tax assets	(27,502)	44,434
Stock based compensation expense	42,800	-
Loss on prepayment of financing lease obligations	52,684	-
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(2,869,276)	(2,854,451)
Notes receivable	(76,376)	1,395,085
Inventories	(33,550)	(171,162)
Advance to suppliers	(15,617)	(16,775)
Other current and noncurrent assets	105,609	313,325
Increase (Decrease) In:
Accounts payable	3,738,130	1,698,438
Customer deposits	248,949	(5,616)
Other current liabilities	121,777	(36,589)
Income tax payable	118,934	(58,285)
Due to related parties	316,779	(39,258)
Long-term payables-unamortized deferred financing costs	185,556	197,880
Other long-term liabilities	(116,086)	(109,090)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,828,297	$4,605,501

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED) (Continued)

(IN U.S. DOLLARS)

	For the six months ended June 30
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Long term assets	$(439,871)	$(391,862)
Proceeds from government grants for construction	242,955	328,369
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(196,916)	$(63,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$3,263,569	$17,674,075
Repayments of short-term bank loans	-	(18,210,145)
Repayments of long-term bank loans	-	(4,799,527)
Notes payable	(3,641,089)	(4,729,529)
Proceeds from related parties	625,719	2,038,574
Repayment of loans from related parties	(496,630)	(2,789,224)
Repayment of loans from third parties	(4,965,961)	(1,476,778)
Proceeds from third parties	4,331,829	-
Dividend paid	(13,447)	(164,257)
Proceeds received from financing lease obligation	1,418,943	6,172,930
Prepayment of lease-financing obligations	(2,276,612)	-
Payment of principal on financing lease obligation	(1,306,408)	(1,064,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(3,060,087)	$(7,347,881)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,571,294	$(2,805,873)
Effect of exchange rate changes on cash	(574,058)	(884,807)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,717,207	8,968,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,714,443	$5,277,497
Bank balances and cash	4,527,402	4,714,552
Bank balances and cash included in assets classified as restricted cash	2,187,041	562,945

Supplemental Disclosure of Cash Flow Information
Income taxes paid	209,777	431,798
Interest paid	638,213	678,732

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

The Company’s Shareholders

As of June 30, 2020, Cenntro Holding Limited owns 74.842% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, chairman of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the wholly-owned subsidiary of the Company, owned 89.47% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 62.5% of Shanghai Hengyu Enterprise Management Consulting Co., Ltd. (“Hengyu”), and 100% of Hangzhou Greenland Robotic Co., Ltd (“Hangzhou Greenland”).

Zhejiang Zhongchai, the subsidiary of the Company, is the sole shareholder of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”). It also owned 62.5% of Hengyu until transferred its ownership to Zhongchai Holding on July 15, 2019.

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability Company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability Company, invested $8,000,000 USD for purchasing approximately 75.47% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.528% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment  of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. As of June 30, 2020, Zhongchai Holding owns approximately 89.47% of Zhejiang Zhongchai and Jiuxin owns approximately 10.53% of Zhejiang Zhongchai.

Through Zhejiang Zhongchai, the Company has been engaging in the manufacture and sale of transmission systems mainly for forklift trucks since 2006. These forklift trucks are used in manufacturing and logistics applications, such as factory, workshop, warehouse, fulfilment centers, shipyards and seaports. The transmission systems are the key components for forklift trucks. The Company supplies transmission systems to forklift truck manufacturers. Its transmission systems fit for forklift trucks ranging from 1 to 15 tons, with either mechanical shift or automatic shift. All the products are currently manufactured at the Company’s facility in Xinchang, Zhejiang Province, PRC and are sold to both domestic and oversea markets. The Company has moved to its  new factory in Meizhu, Xinchang, Zhejiang Province, PRC, in October of 2019.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Shengte

Shengte is a limited liability Company incorporated in Zhejiang, PRC on February 24, 2006.

Shengte manufactures transmission box parts   for Zhejiang Zhongchai. All parts were manufactured in the Company’s Xinchang facility and were sold internally to Zhejiang Zhongchai. In January 2019 Shengte has stopped its business and transferred its most assets to Zhejiang Zhongchai and only maintain its employee social benefit function in the local region.

Hengyu

Hengyu is a limited liability Company incorporated in Shanghai, PRC on September 10, 2015. Hengyu holds no assets other than an account receivable owed by Cenntro Holding Limited. Hengyu’s business operations are providing investment management and consulting services.

Hangzhou Greenland

Hangzhou Greenland is a limited liability Company incorporated in Zhejiang, PRC on August 9, 2019. Hangzhou Greenland’s operation focuses on designing and manufacturing robotic cargo carriers based on a conceptual prototype developed by our R&D team in 2018.

Greenland Tech

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). The Company aims to use it as the US operation site of the Company and promotes sales of robotic products for the North American market in the near future. Greenland Tech currently does not conduct any business activities.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of June 30, 2020, are as follows:

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the three and six months ended June 30, 2020 and 2019 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

	For the six months ended June 30,
	2020	2019
Period end RMB: US$ exchange rate	7.0795	6.8748
Period average RMB: US$ exchange rate	7.0475	6.7715

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

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company’s   product returns and recorded reserve for sales returns were minimal for the six months ended June 30, 2020 and 2019. The total sales return and warranty expenditures amount  are accounting for around 0.43% and 0.56% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the three months ended June 30,		For the six months ended June 30,
Major Product	2020	2019	2020	2019
Transmission boxes for Forklift	14,489,369	10,153,989	24,361,426	25,778,879
Transmission boxes for Non-Forklift (EV, etc.) and parts of transmission boxes	2,086,976	2,585,293	2,086,986	2,771,891
Total	16,576,345	12,739,282	26,448,412	28,550,770

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $475,649 and $413,005 for the three months ended June 30, 2020 and 2019, respectively. Research and development costs are expensed as incurred and totaled approximately $1,039,947 and $1,150,779 for the six months ended June 30, 2020 and 2019, respectively.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.27 million and $2.18 million at June 30, 2020 and December 31, 2019, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2020 and December 31, 2019, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Pursuant to the Service Agreement entered into and by the Company and Chineseinvestors.com, Inc., an Indiana corporation (“CIIX”) on August 21, 2019 (the “Service Agreement”), CIIX were to provide certain investor relations services to the Company for a period of three months beginning on August 21, 2019.  And later on February 24, 2020, the Company and CIIX entered into a termination agreement (the “CIIX Termination Agreement”) to terminate their respective obligations under the Service Agreement. Pursuant to the CIIX Termination Agreement, the Company agreed to issue 5,000 restricted ordinary shares, no par value (the “CIIX Termination Shares”) to CIIX.

Pursuant to the Investor Relations Consulting Agreement entered into and by the Company and Skyline Corporate Communication Group, LLC, a Massachusetts limited liability Company (“SCCG”) on August 15, 2019 (the “Consulting Agreement”), SCCG were to provide certain investor relations services to the Company for a period of twelve months beginning on August 15, 2019. And later on February 25, 2020, the Company and SCCG entered into a termination agreement (the “SCCG Termination Agreement”) to terminate their respective obligations under the Consulting Agreement. Pursuant to the SCCG Termination Agreement, the Company agreed to issue 10,000 restricted ordinary shares, no par value (the “SCCG Termination Shares”) to SCCG.

Pursuant to the CIIX  Termination Agreement and the SCCG  Termination Agreement, 5,000 and 10,000 restricted ordinary shares, no par value, were issued to CIIX and SCCG on March 12, 2020 and March 13, 2020, respectively, and will be utilized for calculating earnings per share for the three and six months ended June 30, 2020.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased goods. If accounts receivables are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Allowance of doubtful accounts was $1.15 million and $1.04 million as of June 30, 2020 and December 31, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead. As of June 30, 2020 and December 31, 2019, the Company had reserves for inventories of $0.09 million and $0.13 million, respectively. The Company records inventory reserves for excess or obsolete inventories based upon assumptions about our current and future demand forecasts.

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.07 million and $0.05 million as of June 30, 2020 and December 31, 2019.

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

There was no impairment loss recognized for the three and six months ended June 30, 2020 and 2019.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2020 and December 31, 2019. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2020 and December 31, 2019.

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

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. As amended by ASU 2019-10, this ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is evaluating the impact of the application of this standard and does not expect that the adoption of the ASU 2017-04 will have a material impact on the Company’s consolidated financial statements.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the six months ended June 30,
	2020		2019
Major customers representing more than 10% of the Company’s revenues
Company A	$6,166,754	23.32%	$4,024,316	14.10%
Total Revenues	$6,166,754	23.32%	$4,024,316	14.10%

	As of
	June 30, 2020		December 31, 2019
Major customers of the Company’s accounts receivable, net
Company A	2,232,298	15.37%	1,662,078	13.88%
Company B	1,253,652	8.63%	1,106,955	9.25%
Company C	1,209,370	8.33%	1,061,972	8.87%
Total	$4,695,320	32.33%	$3,831,005	32.00%

Accounts receivable from the Company’s major customers accounted for 32.33% and 32.00% of total accounts receivable balances as of June 30, 2020 and December 31, 2019, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2020 and 2019, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	June 30, 2020	December 31, 2019
Accounts receivable	$15,676,163	$13,009,686
Less: allowance for doubtful accounts	(1,149,744)	(1,037,797)
Accounts receivable, net	$14,526,419	$11,971,889

Changes in the allowance for doubtful accounts are as follows:

	For the six months ended June 30,
	2020	2019
Beginning balance	$1,037,797	$906,138
Provision for doubtful accounts	111,947	112,450
Ending balance	$1,149,744	$1,018,588

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

	As of
	June 30, 2020	December 31, 2019
Raw materials	$3,956,832	$3,626,104
Revolving material	572,524	744,887
Consigned processing material	42,451	63,608
Work-in-progress	1,446,120	1,465,767
Finished goods	2,603,548	3,084,128
Goods in transit	1,371,854	1,122,918
Less: reserve for inventories	(88,333)	(134,535)
Inventories, net	$9,904,996	$9,972,877

NOTE 6 – NOTES RECEIVABLE

	As of
	June 30, 2020	December 31, 2019
Bank notes receivable	$15,933,299	$15,865,267
Commercial notes receivable	78,789	306,763
Less: allowance for notes receivable	(3,939)	(15,338)
Total	$16,008,149	$16,156,692

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to twelve months from the date of issuance.  As of June 30, 2020, the Company pledged notes receivable for an aggregate amount of $12.45 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $9.79 million. As of December 31, 2019, the Company pledged notes receivable for an aggregate amount of $11.17 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $8.98 million. Allowance for notes receivables as of June 30, 2020 and December 31, 2019 were $3,939 and $15,338 respectively, determined according to the collectability of commercial notes receivable.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) At June 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	As of
	June 30, 2019	December 31, 2019
Buildings	$11,406,764	$11,188,399
Machinery	19,218,590	19,416,746
Motor vehicles	302,477	254,456
Electronic equipment	177,632	177,153
Total property plant and equipment, at cost	31,105,463	31,036,754

Less: accumulated depreciation	(11,598,167)	(10,650,893)
Property, plant and equipment, net	$19,507,296	$20,385,861
Construction in process	109,897	244,390
Total	$19,617,193	$20,630,251

For the six months ended June 30, 2020 and 2019, depreciation expense amounted to $0.95 million and $1.07 million, respectively, of which $0.68 million and $0.75 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses etc.

For the six months ended June 30, 2020 and 2019, $430,581 and $1,688,863 of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	June 30, 2020	December 31, 2019
Buildings, net	$10,433,006	$10,459,597
Machinery, net	2,115,091	9,066,066
Total	12,548,097	19,525,663

As of June 30, 2020, the Company pledged its buildings ownership of net book value of $10.43 million (RMB73.86 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB112.63 million.

As of December 31, 2019, the Company pledged its buildings ownership of net book value of $10.46 million (RMB72.97 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB112.63 million.

On January 3, 2019, the Company sold a set of manufacturing equipment to third parties for aggregate proceeds of $3.08 million (RMB21.25 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 3 years. On May 12, 2020, the Company prepaid the financing lease obligations for aggregate payment of $1.34 million.

On April 26, 2019, the Company sold various equipment including the general assembly line and the differential assembly line to third parties for aggregate proceeds of $2.12 million (RMB14.66 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years. On April 30, 2020, the Company prepaid the financing lease obligations for aggregate payment of $0.94 million.

On May 27, 2020, the Company sold various equipment including the general assembly line and the differential assembly line to third parties for aggregate proceeds of $1.42 million (RMB10.00 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transactions   as   failed sale-leaseback whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor.

NOTE 8 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Land use rights, cost	$4,345,872	$4,410,224
Less: Accumulated amortization	(594,757)	(547,677)
Land use rights, net	$3,751,115	$3,862,547

As of June 30, 2020, there was land use rights with net book value of $3.75 million, which approximately were used as collateral for the Company’s short-term bank loans. As of December 31, 2019, there was land use rights with net book value of $3.86 million, which approximately were used as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of June 30, 2020:

Years ending June 30,	Amortization expense
2021	$87,312
2022	87,312
2023	87,312
2024	87,312
2025	87,312
Thereafter	3,314,555
Total	$3,751,115

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE

	As of
	June 30, 2020	December 31, 2019
Bank acceptance notes	$11,206,657	$15,050,902
Total	$11,206,657	$15,050,902

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $1.41 million and $3.59 million restricted cash, $12.45 million and $11.17 million notes receivable, and $0 million and $1.95 million land use rights, as of June 30, 2020 and December 31, 2019, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 10 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	June 30, 2020	December 31, 2019
Procurement of Materials	$17,644,128	$14,248,095
Infrastructure & Equipment	415,727	381,843
Freight fee	115,030	83,070
Total	$18,174,885	$14,713,008

NOTE 11 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	June 30, 2020	December 31, 2019
Collateralized bank loans	$17,321,844	$16,144,892
Guaranteed bank loans	2,542,553	716,723
Total	$19,864,397	$16,861,615

Short-term loans as of June 30, 2020 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	June 30, 2020
Nov.26, 2020	Operating Loans	Agricultural bank of PRC	4.57	$5,763,119
Dec.24, 2020	Operating Loans	Agricultural bank of PRC	4.70	$6,897,379
Dec.16, 2020	Operating Loans	Rural commercial bank of Xinchang	5.45	$2,118,794
Dec.16, 2020	Operating Loans	Rural commercial bank of Xinchang	4.40	$1,130,023
Dec.16, 2020	Operating Loans	Rural commercial bank of Xinchang	4.80	$706,265
Dec.15, 2020	Operating Loans	Rural commercial bank of Xinchang	5.45	$1,412,529
Jan.10, 2021	Operating Loans	Bank of communications	4.79	$706,265
Mar.16, 2021	Operating Loans	SPD Rural Bank of Xinchang	4.05	$1,130,023
Total				$19,864,397

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

The average annual interest rate of the short-term bank loans was 4.7467% and 4.900% for the six months ended June 30, 2020 and 2019, respectively. The Company was in compliance with its loan financial covenants at June 30, 2020 and December 31, 2019, respectively.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	June 30, 2020	December 31, 2019
Employee payables	225,127	476,859
Other tax payables	459,620	439,398
Borrowing from third party	922,517	1,576,790
Others	924,514	593,812
Total	$2,531,778	$3,086,859

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	June 30, 2020	December 31, 2019
Subsidy	2,274,153	2,178,548
Total	$2,274,153	$2,178,548

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of June 30, 2020, grant income increased by $0.10 million, as compared to December 31, 2019. The change was mainly due to timing of incurring qualifying expenses.

NOTE 14 –LONG TERM PAYABLES

	As of
	June 30, 2020	December 31, 2019
Long-term payables current portion	$711,949	$2,654,230
Long-term payables– non-current portion	532,619	1,349,850
Total	$1,244,568	$4,004,080

On January 3, 2019, the Company sold a set of manufacturing equipment to third parties for aggregate proceeds of $3.08 million (RMB21.25 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 3 years. On May 12, 2020, the Company prepaid the financing lease obligations for aggregate payment of $1.34 million.

On April 26, 2019, the Company sold various equipment including the general assembly line and the differential assembly line to third parties for aggregate proceeds of $2.12 million (RMB14.66 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years. On April 30, 2020, the Company prepaid the financing lease obligations for aggregate payment of $0.94 million.

On May 27, 2020, the Company sold various equipment including its general assembly line and the differential assembly line to third parties for aggregate proceeds of $1.42 million (RMB10.00 million). The Company also entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the sale of the equipment does not qualify for sale-leaseback accounting. As a result, the aggregate proceeds have been recorded as a financing obligation and the assets related to the sold and leased manufacturing equipment remain on the Company’s Consolidated Balance Sheet and continue to be depreciated. The current and long-term portions of the financing obligation are included within long-term payables-current portion and long-term payables-non-current portion, respectively.

NOTE 15 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2020 and December 31, 2019, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 10,021,142 and 10,006,142 ordinary shares issued and outstanding.

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

As of June 30, 2020 there were total 4,682,000 Warrants outstanding, including 4,400,000 Public Warrants held by CEDE & CO, and 22,000 and 260,000 Private Warrants held by Chardan Capital Markets, LLC and Greenland Asset Management Corporation, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of June 30, 2020, there was no unit purchase option outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income attributable to the Greenland Corporation and subsidiaries	$1,259,097	$1,129,754	$1,515,761	$2,671,948
Weighted average basic and diluted computation shares outstanding:
Shares issued in reverse recapitalization	10,006,142	7,500,000	10,006,142	7,500,000
Restricted stock grants	15,000	—	15,000	—
Weighted average shares of common stock	10,021,142	7,500,000	10,015,203	7,500,000
Dilutive effect of stock options	—	—	—	—
Restricted stock vested not issued	—	—	—	—
Common stock and common stock equivalents	10,021,142	7,500,000	10,015,203	7,500,000
Basic and diluted net income per share	$0.13	$0.15	0.15	0.36

NOTE 17 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Domestic Sales	$16,510,295	$12,634,103	$26,374,148	$28,445,591
International Sales	66,050	105,179	74,264	105,179
Total	$16,576,345	$12,739,282	$26,448,412	$28,550,770

NOTE 18 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the six months ended June 30, 2020 was 7.46%. The effective tax rate for the six months ended June 30, 2020 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on its operating activities.

The effective tax rate on income before income taxes for the six months ended June 30, 2019 was 16.10%. The effective tax rate for the six months ended June 30, 2019 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of June 30, 2020 and December 31, 2019, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Pledged collateral for bank loans

On December 6, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 6, 2019 to May 21, 2022. As of June 30, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB48.83 million and RMB48.83 million.

On November 28, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to December 26, 2022. As of June 30, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB40.80 million and RMB40.80 million.

On December 17, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 16, 2019 to December 15, 2024. As of June 30, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB15.00 million and RMB15.00 million.

On December 18, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 16, 2019 to December 15, 2024. As of June 30, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million and RMB8.00 million.

(2) Litigation

On October 14, 2019, the plaintiff, the Company and all other named defendants entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019.  Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. As of June 30, 2020, those discussions remain ongoing.

Facility Leases

The Company entered into failed sale-leaseback transactions on January 3, 2019, April 26, 2019 and May 27, 2020. See further discussion in NOTE 14 –LONG TERM PAYABLES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of June 30, 2020:

Years ending June 30,	Amount
2021	751,075
2022	18,887
Total	$769,962

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	June 30, 2020	December 31, 2019
Due to related parties:
Sinomachinery Holding Limited[1]	$1,775,869	$1,773,365
Zhejiang Kangchen Biotechnology Co., Ltd[2]	64,505	64,505
Zhejiang Zhonggong Machinery Co., Ltd.[3]	366,585	207,177
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	13,262	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	353	1,981
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	109,414	95,302
Cenntro Holding Limited[7]	1,359,628	1,339,654
Total	$3,689,616	$3,481,984

The balance of Due to related parties as of June 30, 2020 and December 31, 2019 consisted of:

1	Advance from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.;

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.;

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from Cenntro Holding Limited

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	June 30, 2020	December 31, 2019
Due from related parties-current:
Cenntro Holding Limited	$35,516,914	$36,042,829
Total	$35,516,914	$36,042,829
Due from related parties-non-current:
Xinchang County Jiuxin Investment Management Partnership (LP)	169,504	430,034
Total	$169,504	$430,034

The balance of Due from related parties as of June 30, 2020 and December 31, 2019 consisted of:

Other receivable from Cenntro Holding Limited was $35.5 million and $36.0 million as of June 30, 2020 and December 31, 2019, respectively. The Company expects the amount due from its equity holder, Cenntro Holding will pay back by the end of October 2020 in accordance with the original maturity date.

(c) Summary of Related Party Transactions:

A summary of trade transactions with related parties for the six months ended June 30, 2020 and 2019 are listed below:

		For the six months ended June 30,
		2020	2019
Purchases from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	Purchase of materials and equipment	305,063	4,232
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Purchase of materials and equipment	13,322	-
Total		318,385	4,232

Sales to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.	Provide service	38,252	60,218
Total		38,252	60,218

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

(d) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the six months ended June 30, 2020 and 2019 are listed below:

Proceeds from related parties:	For the six months ended June 30,
	2020	2019
Zhejiang Zhonggong Machinery Co., Ltd.	354,736	1,993,650
Xinchang County Jiuxin Investment Management Partnership (LP)	255,410	—
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	15,573	44,924
Total	625,719	2,038,574

Repayment of loans from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	496,630	1,255,261
Cenntro Holding Limited	—	1,310,062
Hangzhou Cenntro Autotech Co., Limited	—	223,901
Total	496,630	2,789,224

e) Summary of Related Party dividend payment:

A summary of dividend payment to related parties for the six months ended June 30, 2020 and 2019 are listed below:

	For the six months ended June 30,
	2020	2019
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	13,447	164,257

The dividend payment for the six months ended June 30, 2020 was declared and paid in May 2020;

The dividend payment for the six months ended June 30, 2019 was declared during the year 2018 and paid during the year 2019.

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

Impact of COVID-19

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. Effective February 3, 2020, the Company announced the temporary closure of its operating offices in Zhejiang Province, including suspension of its manufacturing activities in response to the emergency measures imposed by the local government. The Company’s operating subsidiaries were temporary shut down until the end of February 2020. The Company expects to delay its launch of robotic cargo carriers due to uncertainties of the market demand. Moreover, the outbreak has significantly limited suppliers’ ability to provide low-cost, high-quality parts and materials to the Company on a timely basis. Zhejiang Province, where we conduct a substantial part of our business, is one of the most affected areas in China. As of the date of this report, Chinese industries have gradually resumed businesses as government officials started to ease the restrictive measures since April 2020. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

Overview

The registrant was organized on December 28, 2017 as a British Virgin Islands company with limited liability. The registrant was organized as a blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Following the Business Combination (as described and defined below) in October 2019, the registrant changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation (“Greenland”).

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

Greenland serves as the parent Company for Zhongchai Holding (Hong Kong) Limited, a holding Company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Through Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”) and other subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in PRC. Greenland also develops models for robotic cargo carriers, which are expected to be available for commercial use in the near future in PRC.

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

Greenland has experienced decreased demand for forklifts in the PRC due to the COVID-19 pandemic, resulting in a decrease in revenue from approximately $28.55 million for the six months ended June 30, 2019 to approximately $26.45 million for the six months ended June 30, 2020. The revenue decline of approximately $2.10 million was primarily attributable to the business lock-down and ensuing slow recovery of Chinese economy during the first quarter of 2020. The Company’s subsidiaries in PRC were temporary shut down due to local governments’ mandate until the end of February 2020, resulting a significant decrease in the Company’s manufacturing activities during the period. Further, the general economic downturn caused by COVID-19 outbreak had also resulted a general decrease in customers’ demand of our products during the six months ended June 30, 2020.

Greenland’s transmission products are adopted by forklift trucks with weighted capacity ranging from 1 ton to 15 tons. These forklift trucks use either mechanical or automatic shift. Greenland sells its transmission products directly to forklift truck manufacturers. For the six months ended June 30, 2020 and 2019, Greenland sold 45,380 and 44,209 sets of transmission products, respectively, to more than 100 forklift manufacturers in aggregate in PRC.

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

Due to the COVID-19 outbreak, there are uncertainties regarding the market demand of forklift trucks and robotic carriers. The management believes that COVID-19 may harm our overall financial performance in 2020. We have experienced declining demand of our transmission products from forklift truck market in the first quarter of 2020. The Company expects a decline in transmission products’ sales. It also expects delays in launching our new robotic cargo carriers. Further, the outbreak has significantly limited our suppliers’ ability to provide low-cost, high-quality parts and materials to the Company on a timely basis. As a result, the Company’s manufacturing capability has been significantly affected during the first quarter of 2020. Subsequently, the Company’s business and results of operations have been significantly impacted during the period. Such conditions have also affected the Company’s liquidity and the Company has experienced a shortage in its cash flow during the period. However, the PRC government’s tax deferral and reduction policies have eased the Company’s cash flow pressure during the period. As of the date of this report, Chinese industries have gradually resumed businesses as government officials started to ease the restrictive measures since April 2020. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

During the first half year of the fiscal year 2020, there has been no change to the Company’s capital source or costs. Thus, the COVID-19 outbreak has not substantially affected the Company’s solvency. In the long run, management expects that the market’s demand for our new robotic carrier will likely increase, which will enable our business operations to gradually achieve profitable growth.

Results of Operations

For the three months ended June 30, 2020 and 2019

Overview

	For the three months ended June 30
	2020	2019	Change	Variance

Revenues	$16,576,345	$12,739,282	$3,837,063	30.1%
Cost of Goods Sold	13,694,235	9,675,007	4,019,228	41.5%
Gross Profit	2,882,110	3,064,275	(182,165)	(5.9)%
Selling expenses	304,535	212,016	92,519	43.6%
General and administrative expenses	443,476	446,135	(2,659)	(0.6)%
Research and development expenses	475,649	413,005	62,644	15.2%
Total Operating Expenses	1,223,660	1,071,156	152,504	14.2%
Income from operations	1,658,450	1,993,119	(334,669)	(16.8)%
Interest income	42,521	61,099	(18,578)	(30.4)%
Interest expenses	(389,072)	(520,999)	131,927	(25.3)%
Other income	255,580	56,249	199,331	354.4%
Income before income tax	1,567,479	1,589,468	(21,989)	(1.4)%
Income tax	95,971	311,768	(215,797)	(69.2)%
Net income	1,471,508	1,277,700	193,808	15.2%

Components of Results of Operations

	For the three months ended June 30
Component of Results of Operations	2020	2019

Revenues	$16,576,345	$12,739,282
Cost of Goods Sold	13,694,235	9,675,007
Gross Profit	2,882,110	3,064,275
Operating Expenses	1,223,660	1,071,156
Net Income	1,471,508	1,277,700

Revenue

Greenland’s revenue was approximately $16.58 million for the three months ended June 30, 2020, representing an increase of approximately $3.84 million, or 30.1%, as compared to approximately $12.74 million for the three months ended June 30, 2019. The Company’s subsidiaries in the PRC were temporary shut down due to local governments’ mandate until the end of February 2020. Since late March, the business has gradually recovered from the lockdown, and backlogged orders have been mostly processed during the second quarter of year 2020, which contributed to an increase in revenues during the three months ended June 30, 2020, as compared to the same period of last year. On an RMB basis, revenue for the three months ended June 30, 2020 increased by approximately 33.85%, as compared to the three months ended June 30, 2019.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $13.69 million for the three months ended June 30, 2020, representing an increase by approximately $4.01 million, or 41.5%, as compared to approximately $9.68 million for the three months ended June 30, 2019. Cost of goods sold increased due to our increase in sales volume.

Gross Profit

Greenland’s gross profit was approximately $2.88 million for the three months ended June 30, 2020, representing a decrease by approximately $0.18 million, or 5.9%, as compared to approximately $3.06 million for the three months ended June 30, 2019. For the three months ended June 30, 2020 and 2019, Greenland’s gross margins were approximately 17.4% and 24.1%, respectively. The decrease in gross profit was mainly due to an increase in procurement cost and decrease in sales prices based on certain sales contracts.

Selling Expense

Selling expenses mainly comprised of operating expenses (such as sales staff payroll), traveling expenses, and transportation expenses. Our selling expenses were approximately $0.30 million for the three months ended June 30, 2020, representing an increase of approximately $0.09 million, or 43.6%, as compared to approximately $0.21 million for the three months ended June 30, 2019. Our selling expense increased due to the increase in sales.

General and Administrative Expenses

General and administrative expenses comprised of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $0.44 million for the three months ended June 30, 2020, representing a decrease by approximately $0.01 million, or 0.6%, as compared to approximately $0.45 million for the three months ended June 30, 2019.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.48 million for the three months ended June 30, 2020, representing an increase by approximately $0.07 million, or 15.2%, as compared to approximately $0.41 million for the three months ended June 30, 2019. Such increase was primarily attributable to a significant increase in the Company’s R&D activities during the three months ended June 30, 2020.

Income from Operations

Income from operations for the three months ended June 30, 2020 was approximately $1.66 million, representing a decrease of approximately $0.33 million, as compared to approximately $1.99 million for the three months ended June 30, 2019.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.04 million for the three months ended June 30, 2020, representing a decrease of approximately $0.02 million, or 30.4%, as compared to approximately $0.06 million for the three months ended June 30, 2019. The decrease in interest income was primarily due to the reason that less cash was deposited in banks during the three months ended June 30, 2020.

Greenland’s interest expenses were approximately $0.39 million for the three months ended June 30, 2020, representing a decrease of approximately $0.13 million, or 25.3%, as compared to approximately $0.52 million for the three months ended June 30, 2019. The decrease was primarily due to a reduction of our long-term loans by approximately $1.82 million for the three months ended June 30, 2020, compared to those for the three months ended June 30, 2019.

Other Income

Greenland’s other income was approximately $0.26 million for the three months ended June 30, 2020, an increase of approximately $0.20 million, or 354.4%, as compared to approximately $0.06 million for the three months ended June 30, 2019. The increase was primarily due to deferred income incurred from the amortization of government subsidies for the three months ended June 30, 2020, compared to those for the three months ended June 30, 2019.

Income Taxes

Greenland’s income tax was approximately $0.10 million for the three months ended June 30, 2020, as compared to approximately $0.31 million for the three months ended June 30, 2019.

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

Greenland’s other PRC subsidiaries are subject to different income tax rates. Shengte, the wholly owned subsidiary of Zhejiang Zhongchai, is subject to the 10% income tax rate for small and micro size businesses. Hengyu, the 62.5% owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate. Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate.

Greenland is a holding Company registered in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividend to its shareholders, the Company will not be subject to any British Virgin Islands withholding tax.

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). We aim to use it as the US operation site of the Company and promote sales of our robotic products for the North American market in the near future. Greenland Tech currently does not conduct any business activities. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since Greenland Tech was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of June 30, 2020.

Net Income

Our net income was approximately $1.47 million for the three months ended June 30, 2020, representing an increase of approximately $0.19 million, as compared to approximately $1.28 million for the three months ended June 30, 2019.

For the six months ended June 30, 2020 and 2019

Overview

	For the six months ended June 30
	2020	2019	Change	Variance

Revenues	$26,448,412	$28,550,770	$(2,102,358)	(7.4)%
Cost of Goods Sold	21,642,354	21,925,996	(283,642)	(1.3)%
Gross Profit	4,806,058	6,624,774	(1,818,716)	(27.5)%
Selling expenses	521,376	598,096	(76,720)	(12.8)%
General and administrative expenses	1,517,885	890,293	627,592	70.5%
Research and development expenses	1,039,947	1,150,779	(110,832)	(9.6)%
Total Operating Expenses	3,079,208	2,639,168	440,040	16.7%
Income from operations	1,726,850	3,985,606	(2,258,756)	(56.7)%
Interest income	75,831	126,030	(50,199)	(39.8)%
Interest expenses	(710,764)	(877,543)	166,779	(19.0)%
Other income	852,832	349,110	503,722	144.3%
Income before income tax	1,944,749	3,583,203	(1,638,454)	(45.7)%
Income tax	145,158	576,951	(431,793)	(74.8)%
Net income	1,799,591	3,006,252	(1,206,661)	(40.1)%

Components of Results of Operations

	For the six months ended June 30
Component of Results of Operations	2020	2019

Revenues	$26,448,412	$28,550,770
Cost of Goods Sold	21,642,354	21,925,996
Gross Profit	4,806,058	6,624,774
Operating Expenses	3,079,208	2,639,168
Net Income	1,799,591	3,006,252

Revenue

Greenland’s revenue was approximately $26.45 million for the six months ended June 30, 2020, representing a decrease of approximately $2.1 million, or 7.4%, as compared to approximately $28.55 million for the six months ended June 30, 2019. The revenue decline of approximately $2.1 million was primarily attributable to the COVID-19 outbreak during the first quarter of 2020. The Company’s subsidiaries in PRC were temporary shut down due to local governments’ mandate until the end of February 2020, resulting in a significant decrease in the Company’s manufacturing activities during the period. Further, the COVID-19 outbreak had also caused a general decrease in customers’ demand of our products during the six months ended June 30, 2020. On an RMB basis, revenue for the six months ended June 30, 2020 decreased by approximately 3.6%, as compared to the six months ended June 30, 2019.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $21.64 million for the six months ended June 30, 2020, representing a decrease by approximately $0.29 million, or 1.3%, as compared to approximately $21.93 million for the six months ended June 30, 2019.

Gross Profit

Greenland’s gross profit was approximately $4.81 million for the six months ended June 30, 2020, representing a decrease by approximately $1.81 million, or 27.5%, as compared to approximately $6.62 million for the six months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, Greenland’s gross margins were approximately 18.2% and 23.2%, respectively. The decrease in gross profit was mainly due to the increase of procurement cost and cut down on selling price based on the annual sales contract for year 2020.

Selling Expense

Selling expenses mainly comprise of operating expenses (such as sales staff payroll), traveling expenses, and transportation expenses. Our selling expenses were approximately $0.52 million for the six months ended June 30, 2020, representing a decrease of approximately $0.08 million, or 12.8%, as compared to approximately $0.60million for the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.52 million for the six months ended June 30, 2020, representing an increase by approximately $0.63 million, or 70.5%, as compared to approximately $0.89 million for the six months ended June 30, 2019. Such increase was primarily attributable to the additional administrative expenditure incurred.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.04 million for the six months ended June 30, 2020, representing a decrease by approximately $0.11 million, or 9.6%, as compared to approximately $1.15 million for the six months ended June 30, 2019. Such decrease was primarily attributable to the COVID-19 outbreak during the six months ended June 30, 2020. The Company’s subsidiaries in PRC were temporary shut down due to local governments’ mandate until the end of February 2020, resulting a significant decrease in the Company’s R&D activities during the period.

Income from Operations

Income from operations for the six months ended June 30, 2020 was approximately $1.73 million, representing a decrease of approximately $2.26 million, as compared to approximately $3.99 million for the six months ended June 30, 2019. Such decrease was primarily attributable to the decrease of gross profit.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.08 million for the six months ended June 30, 2020, representing a decrease of approximately $0.05 million, or 39.8%, as compared to approximately $0.13 million for the six months ended June 30, 2019. The decrease in interest income was primarily due to the reason that less cash was deposited in banks during the six months ended June 30, 2020.

Greenland’s interest expenses were approximately $0.71 million for the six months ended June 30, 2020, representing a decrease of approximately $0.17 million, or 19.0%, as compared to approximately $0.88 million for the six months ended June 30, 2019. The decrease was primarily due to a reduction of our long-term loans by approximately $6.65 million for the six months ended June 30, 2020, compared to those for the six months ended June 30, 2019.

Other Income

Greenland’s other income was approximately $0.85 million for the six months ended June 30, 2020, representing an increase of approximately $0.50 million, or 144.3%, as compared to approximately $0.35 million for the six months ended June 30, 2019. The increase was primarily due to exchange gain for the six months ended June 30, 2020, compared to those for the six months ended June 30, 2019.

Income Taxes

Greenland’s income tax was approximately $0.15 million for the six months ended June 30, 2020, as compared to approximately $0.58 million for the six months ended June 30, 2019. Our income tax expense decreased due to a decrease in overall profit during the six months ended June 30, 2020.

Net Income

Our net income was approximately $1.80 million for the six months ended June 30, 2020, representing a decrease of approximately $1.21 million, as compared to approximately $3.01 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

Greenland is a holding Company organized in the British Virgin Islands. Current PRC regulations permit our PRC subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of their respective registered capital. Our PRC subsidiaries may also allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves are not distributable as cash dividends.

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

As of June 30, 2020, the Company has paid off approximately $0.50 million related parties’ loan, approximately $4.97 million third parties’ loan, and approximately $3.64 million notes payable. The Company was able to maintain $ 4.53 million cash on hand as of June 30, 2020, which was partially due to the credit payment extension provided by certain key suppliers. The PRC government has provided financing subsidies to ease the local business-related financing conditions caused by the COVID-19 outbreak. We plan to maintain our current debt structure and we may adopt government sponsored subsidies if necessary.

The government’s subsidies for relieving economic strains brought by the COVID-19 outbreak mainly consist of favorable financial policies in facility and equipment upgrading and others. Historically, we have relied on other government subsidiaries such as industrial project subsidiaries of 2019, provincial subsidiaries for new product development, subsidiaries for product development based on new patents, incentives for economic development of 2018, and others. Our total government subsidies recorded under the long-term liabilities were $2.27 million and $2.18 million on June 30, 2020 and December 31, 2019, respectively.

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

Due from related party was $35.52 million as of June 30, 2020. We expect the amount due from our equity holder, Cenntro Holding, to be paid back by the end of October 2020. However, there is no guarantee that such amount will be repaid in whole or in part before the end of October 2020, if at all. Such failure to pay back by Cenntro Holding could have a material negative impact on our balance sheet.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of June 30, 2020, Greenland had approximately $4.53 million of cash and cash equivalents, representing an increase of approximately $2.41 million, or 113.21%, as compared to approximately $2.12 million as of December 31, 2019. Such increase was mainly attributable to the increase of accounts payable, as compared to that as of December 31, 2019.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of June 30, 2020, Greenland had approximately $2.19 million of restricted cash, representing a decrease of approximately $1.40 million, or 39.14%, as compared to approximately $3.59 million as of December 31, 2019. The decrease of restricted cash was due to the decrease of bank acceptance notes, as compared to their balance as of December 31, 2019.

Accounts Receivable

As of June 30, 2020, Greenland had approximately $14.53 million of accounts receivables, representing an increase of approximately $2.56 million, or 21.34%, as compared to those of approximately $11.97 million for the same period in 2019. Such increase was due to our slowed-down effort in receivables collections due to the COVID-19 outbreak.

Greenland recorded approximately $1.15 million of provision for doubtful accounts as of June 30, 2020. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in PRC.

Due from Related Party

Due from related party was $35.69 million and $36.47 million as of June 30, 2020 and December 31, 2019, respectively. The current portion of due from related party was $35.52 million as of June 30, 2020, and the current portion of due from related party was $36.04 million as of December 31, 2019. We expect the amount due from our equity holder, Cenntro Holding, to be paid back by the end of October 2020. However, there is no guarantee that such amount will be repaid in whole or in part before the end of October 2020, if at all. Such failure to pay back by Cenntro Holding could have a material negative impact on our balance sheet.

Notes Receivable

As of June 30, 2020, Greenland had approximately $16.01 million of notes receivables, which will be collected by us within twelve months. There is no guarantee that we will be able to collect these amounts in full. The decrease of our notes receivables was approximately $0.15 million, or 0.92%, from approximately $16.16 million as of December 31, 2019.

Working Capital

Our working capital was approximately $26.27 million as of June 30, 2020, as compared to $24.25 million as of December 31, 2019, representing an increase of $2.02 million during the six months ended June 30, 2020

Cash Flow

	For the six months Ended June 30,
	2020	2019

Net cash provided by (used in) operating activities	$4,828,297	$4,605,501
Net cash provided by (used in) investing activities	$(196,916)	$(63,493)
Net cash provided by (used in) financing activities	$(3,060,087)	$(7,347,881)
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,571,294	$(2,805,873)
Effect of exchange rate changes on cash and cash equivalents	$(574,058)	$(884,807)
Cash and cash equivalents and restricted cash at beginning of year	$5,717,207	$8,968,177
Cash and cash equivalents and restricted cash at end of year	$6,714,443	$5,277,497

Operating Activities

Greenland’s net cash provided by operating activities was approximately $4.83 million and $4.61 million for the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, the main sources of cash inflow from operating activities were net income, change in accounts payable, and depreciation and amortization, with each amounted to approximately $1.80 million, $3.74 million and $1.16 million, respectively. The main causes of changes in cash outflow were changes in accounts receivables, representing increases of approximately $2.87 million, respectively.

For the six months ended June 30, 2019, the main sources of cash inflow from operating activities were net income, accounts payable, and notes receivable, with each amounted to approximately $ 3.01 million, $1.70 million, and $1.40 million. The main causes of cash outflow were change in accounts receivables, representing increases of approximately $2.85 million.

Investing Activities

Net cash used in investing activities resulted a cash outflow of approximately $0.20 million for the six months ended June 30, 2020. Cash used in investing activities for the six months ended June 30, 2020 was mainly due to $0.24 million proceeds from government grants for construction offset by approximately $ 0.44 million used for purchases of long-term assets.

Net cash used in investing activities was approximately $0.06 million for the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2019 was mainly attributable to approximately $0.33 million proceeds from government grants for construction, which was further offset by approximately $0.39 million of cash used for purchasing long-term assets.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $3.06 million for the six months ended June 30, 2020, which was mainly attributable to approximately $3.26 million proceeds from short-term bank loans and approximately $4.33 million proceeds from third parties. Such amounts were further offset by repayment of loans lent by third parties for approximately $4.97 million, and repayment of notes payable for approximately $3.64 million.

Net cash used in financing activities was approximately $7.35 million for the six months ended June 30, 2019, which was mainly attributable to repayment of short-term bank loans for approximately $18.21 million, repayment of long-term bank loans for approximately $4.80 million and repayment of loans lent by related parties for approximately $2.79 million. Such amounts were further offset by additional proceeds from short-term bank loans of approximately $17.67 million and proceeds from financing lease obligation of approximately $6.17 million.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2020 and December 31, 2019, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting for the six months ended June 30, 2020:

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

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions. To strengthen the Company’s internal control over financial reporting, the Company is currently implementing the following remedial actions:

●	Trained key position staff by US accountant with US corporate accounting experiences, and gaining additional knowledge and professional skills about SEC regulations and U.S. GAAP;

●	Reviewed documented policies, procedures and controls related to the key processes we use to identify material information, prepare regulatory filings and other public documents, and communicate information to external parties to ensure they are complete and effective;

●	Reviewed documented controls and procedures to ensure they are properly implemented and effective to enhance the overall completeness, accuracy, consistency and timeliness of our disclosures;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2020 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month period ended June 30, 2020.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 30, 2019.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: August 14th, 2020	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President