Form 10-Q
period 2020-09-30
Greenland Technologies Holding Corp.
filed 2020-11-23
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐     No ☒

As of November 10, 2020, there were 10,156,142 ordinary shares, no par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

PAGE	F-1-F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, JUNE 30, SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

PAGE	F-5-F-6	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

PAGE	F-7-F-34	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (UNAUDITED)

(IN U.S. DOLLARS)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$10,418,741	$2,123,485
Restricted cash	775,875	3,593,722
Notes receivables, net of allowance for notes receivables of $7,354 and $15,338, respectively	20,018,092	16,156,692
Accounts receivable, net of allowance for doubtful accounts of $1,183,770 and $1,037,797, respectively	15,693,614	11,971,889
Inventories	12,573,915	9,972,877
Due from related parties-current	1,104	36,042,829
Advance to suppliers	104,872	50,664
Prepayments and Other current assets	125,151	327,555
Total Current Assets	$59,711,364	$80,239,713

Non-current asset
Property, plant, equipment and construction in progress, net	19,861,333	20,630,251
Land use rights, net	3,888,621	3,862,547
Other intangible assets	12,031	5,174
Due from related parties-non-current	37,210,144	430,034
Deferred tax assets	545,567	513,805
Goodwill	3,890	3,890
Other non-current assets	5,454	798,429
Total non-current assets	$61,527,040	$26,244,130
TOTAL ASSETS	$121,238,404	$106,483,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (UNAUDITED) (Continued)

(IN U.S. DOLLARS)

	September 30,	December 31,
	2020	2019
Current Liabilities
Short-term bank loans	$20,712,560	$16,861,615
Notes payable - bank acceptance notes	17,671,375	15,050,902
Accounts payable	21,573,305	14,713,008
Taxes payables	268,861	12,529
Customer deposits	338,892	132,194
Due to related parties	4,076,314	3,481,984
Other current liabilities	1,513,260	3,086,859
Long-term payable - current-portion	741,215	2,654,230
Total current liabilities	$66,895,782	$55,993,321

Long-term liabilities
Long-term payables	370,392	1,349,850
Other long-term liabilities	2,310,894	2,178,548
Total long-term liabilities	$2,681,286	$3,528,398
TOTAL LIABILITIES	$69,577,068	$59,521,719
COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value: 10,021,142 and 10,006,142 shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	15,269,485	15,226,685
Statutory reserves	4,338,618	3,866,574
Retained earnings	21,101,803	19,863,600
Accumulated other comprehensive income (loss)	1,942,237	(360,981)
Total shareholders’ equity	$42,652,143	$38,595,878
Non-controlling interest	9,009,193	8,366,246
TOTAL EQUITY	$51,661,336	$46,962,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,238,404	$106,483,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

(IN U.S. DOLLARS)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
REVENUES	$16,520,598	$11,951,535	$42,969,010	$40,502,305
COST OF GOODS SOLD	13,122,382	9,949,895	34,764,736	31,875,891
GROSS PROFIT	3,398,216	2,001,640	8,204,274	8,626,414
Selling expenses	270,654	180,252	792,030	778,348
General and administrative expenses	324,073	363,353	1,841,958	1,253,646
Research and development expenses	564,204	450,111	1,604,151	1,600,890
Total operating expenses	$1,158,931	$993,716	$4,238,139	$3,632,884
INCOME FROM OPERATIONS	$2,239,285	$1,007,924	$3,966,135	$4,993,530
Interest income	66,960	6,111	142,791	132,141
Interest expense	(231,760)	(415,203)	(942,524)	(1,292,746)
Other income (loss)	(1,267,982)	(309,018)	(415,150)	40,092
INCOME BEFORE INCOME TAX	$806,503	$289,814	$2,751,252	$3,873,017
INCOME TAX	346,502	47,784	491,660	624,735
NET INCOME	$460,001	$242,030	$2,259,592	$3,248,282
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	252,068	86,346	535,898	420,650
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$207,933	$155,684	$1,723,694	$2,827,632
OTHER COMPREHENSIVE INCOME (LOSS):	3,657,192	(1,613,847)	2,410,267	(1,725,902)
Unrealized foreign currency translation income (loss) attributable to Greenland technologies holding corporation and subsidiaries	2,863,032	(1,662,531)	2,303,218	(1,740,796)
Unrealized foreign currency translation income attributable to Noncontrolling interest	794,160	48,684	107,049	14,894
Comprehensive income (loss)	3,070,965	(1,506,847)	4,026,912	1,086,836
Noncontrolling interest	1,046,228	135,030	642,947	435,544
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	10,021,142	7,500,000	10,017,204	7,500,000
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	$0.02	$0.02	$0.17	$0.38

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, JUNE 30, SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

(IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2018	7,500,000	-	12,301,305	173,881	3,334,322	15,931,296	7,898,064	39,638,868
Net income	-	-	-	-	-	1,542,194	186,358	1,728,552
Transfer to statutory reserve	-	-	-	-	164,296	(164,296)	-	-
Foreign currency translation adjustment	-	-	-	782,078	-	-	101,010	883,088
Balance at March 31, 2019	7,500,000	-	12,301,305	955,959	3,498,618	17,309,194	8,185,432	42,250,508
Net income	-	-	-	-	-	1,129,754	147,946	1,277,700
Transfer to statutory reserve	-	-	-	-	134,261	(134,261)	-	-
Foreign currency translation adjustment	-	-	-	(860,343)	-	-	(134,800)	(995,143)
Balance at June 30, 2019	7,500,000	-	12,301,305	95,616	3,632,879	18,304,687	8,198,578	42,533,065
Net income	-	-	-	-	-	155,684	86,346	242,030
Transfer to statutory reserve	-	-	-	-	16,721	(16,721)	-	-
Foreign currency translation adjustment	-	-	-	(1,662,531)	-	-	48,684	(1,613,847)
Balance at September 30, 2019	7,500,000	-	12,301,305	(1,566,915)	3,649,600	18,443,650	8,333,608	41,161,248
Balance at December 31, 2019	10,006,142	-	$15,226,685	$(360,981)	3,866,574	$19,863,600	$8,366,246	$46,962,124
Restricted stock grants	15,000	-	42,800	-	-	-	-	42,800
Net income	-	-	-	-	-	256,664	71,419	328,083
Transfer to statutory reserve	-	-	-	-	60,253	(60,253)	-	-
Foreign currency translation adjustment	-	-	-	(604,994)	-	-	(700,766)	(1,305,760)
Balance at March 31, 2020	10,021,142	-	$15,269,485	$(965,975)	3,926,827	$20,060,011	$7,736,899	$46,027,247

Net income	-	-	-	-	-	1,259,097	212,411	1,471,508
Transfer to statutory reserve	-	-	-	-	195,723	(195,723)	-	-
Dividend	-	-	-	-	-	(13,447)	-	(13,447)
Foreign currency translation adjustment	-	-	-	45,180	-	-	13,655	58,835
Balance at June 30, 2020	10,021,142	-	15,269,485	(920,795)	4,122,550	21,109,938	7,962,965	47,544,143

Net income	-	-	-	-	-	207,933	252,068	460,001
Transfer to statutory reserve	-	-	-	-	216,068	(216,068)	-	-
Foreign currency translation adjustment	-	-	-	2,863,032	-	-	794,160	3,657,192
Balance at September 30, 2020	10,021,142	-	15,269,485	1,942,237	4,338,618	21,101,803	9,009,193	51,661,336

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

(IN U.S. DOLLARS)

	For the nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,259,592	$3,248,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,751,084	1,723,564
Loss on disposal of property and equipment	-	(253,869)
Increase in allowance for doubtful accounts	114,108	74,858
Decrease in allowance for notes receivable	(8,166)	(29,070)
(Decrease) increase in inventory impairment	(59,565)	29,795
Deferred tax assets	(17,139)	55,645
Stock based compensation expense	42,800	-
Loss on prepayment of financing lease obligations	53,130	-
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(3,410,247)	(2,368,390)
Notes receivable	(3,311,935)	1,141,089
Inventories	(2,201,159)	2,387,499
Advance to suppliers	(51,312)	(101,111)
Other current and noncurrent assets	205,389	(38,977)
Increase (Decrease) In:
Accounts payable	6,324,278	1,751,031
Customer deposits	197,285	17,713
Other current liabilities	(263,813)	563,942
Income tax payable	248,702	(57,544)
Due to related parties	312,785	(418,668)
Long-term payables-unamortized deferred financing costs	199,742	334,609
Other long-term liabilities	(184,022)	(163,223)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,201,537	$7,897,175

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED) (Continued)

(IN U.S. DOLLARS)

	For the nine months ended September 30
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long term assets	$(436,446)	$(1,011,941)
Proceeds from sale of property, plant and equipment	-	91,176
Proceeds from government grants for construction	253,329	324,193
NET CASH USED IN INVESTING ACTIVITIES	$(183,117)	$(596,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$20,838,520	$21,725,658
Repayments of short-term bank loans	(17,547,399)	(22,184,928)
Repayments of long-term bank loans	-	(4,738,500)
Issuance of notes payable	20,646,974	18,252,962
Repayment of notes payable	(18,502,957)	(23,285,548)
Proceeds from related parties	1,018,437	2,298,514
Repayment of loans from related parties	(520,823)	(3,336,757)
Repayment of loans from third parties	(5,723,689)	(2,916,000)
Proceeds from third parties	4,376,267	145,800
Dividend paid	(13,447)	(164,257)
Proceeds received from financing lease obligation	1,430,922	6,094,440
Prepayment of lease-financing obligations	(2,295,833)	-
Payment of principal on financing lease obligation	(1,510,861)	(1,771,595)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$2,196,111	$(9,880,211)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$4,214,531	$(2,579,608)
Effect of exchange rate changes on cash	1,262,878	(398,717)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,717,207	8,968,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$11,194,616	$5,989,852
Cash and cash equivalents	10,418,741	3,858,305
Restricted cash	775,875	2,131,547
Supplemental Disclosure of Cash Flow Information
Income taxes paid	417,549	654,779
Interest paid	946,589	1,302,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The outbreak of the novel coronavirus, commonly referred to as “COVID-19”, first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China. The government implemented a series of measures to constrain the spread of virus, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. Effective February 3, 2020, the Company announced the temporary closure of its operating offices in Zhejiang Province, including suspension of its manufacturing activities in response to the emergency measures imposed by the local government. The Company’s operating subsidiaries were temporarily shut down until the end of February 2020. The Company expects to delay its launch of robotic cargo carriers due to uncertainties of the market demand. Moreover, the outbreak has significantly limited suppliers’ ability to provide low-cost, high-quality parts and materials to the Company on a timely basis. Zhejiang Province, where we conduct a substantial part of our business, is one of the most affected areas in China. As of the date of this report, Chinese industries have gradually resumed businesses as government officials started to ease the restrictive measures since April 2020. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

The Company’s Shareholders

As of September 30, 2020, Cenntro Holding Limited owns 74.842% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, chairman of the Company.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability Company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability Company, invested $8,000,000 USD for purchasing approximately 75.47% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.528% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. As of September 30, 2020, Zhongchai Holding owns approximately 89.47% of Zhejiang Zhongchai and Jiuxin owns approximately 10.53% of Zhejiang Zhongchai.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Greenland Tech

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). The Company aims to use it as the US operation site of the Company and promotes sales of robotic products for the North American market in the near future. Greenland Tech currently does not conduct any business activities.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of September 30, 2020, are as follows:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 contained in the Company’s 2019 Annual Report on Form 10-K (the “2019 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. When necessary, certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed consolidated financial statements are adequate to make the information not misleading.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Greenland Technologies Holding Corporation and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the three and nine months ended September 30, 2020 and 2019 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the nine months ended September 30,
	2020	2019
Period end RMB: US$ exchange rate	6.7896	7.1477
Period average RMB: US$ exchange rate	6.9885	6.8587

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the nine months ended September 30, 2020 and 2019. The total sales return and warranty expenditures amount are accounting for around 0.51% and 0.56% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
Major Product	2020	2019	2020	2019
Transmission boxes for Forklift	14,998,460	9,985,094	39,359,886	35,763,973
Transmission boxes for Non-Forklift (EV, etc.) and parts of transmission boxes	1,522,138	1,966,441	3,609,124	4,738,332
Total	16,520,598	11,951,535	42,969,010	40,502,305

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $564,204 and $450,111 for the three months ended September 30, 2020 and 2019, respectively. Research and development costs are expensed as incurred and totaled approximately $1,604,151 and $1,600,890 for the nine months ended September 30, 2020 and 2019, respectively.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.31 million and $2.18 million at September 30, 2020 and December 31, 2019, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2020 and December 31, 2019, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Pursuant to the CIIX Termination Agreement and the SCCG Termination Agreement, 5,000 and 10,000 restricted ordinary shares, no par value, were issued to CIIX and SCCG on March 12, 2020 and March 13, 2020, respectively, and will be utilized for calculating earnings per share for the three and nine months ended September 30, 2020.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 90 days after customers received the purchased goods. If accounts receivables are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Allowance of doubtful accounts was $1.18 million and $1.04 million as of September 30, 2020 and December 31, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead. As of September 30, 2020 and December 31, 2019, the Company had recognized impairment of inventories of $0.08 million and $0.13 million, respectively. The Company records inventory reserves for excess or obsolete inventories based upon assumptions about our current and future demand forecasts.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.10 million and $0.05 million as of September 30, 2020 and December 31, 2019.

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

There was no impairment loss recognized for the three and nine months ended September 30, 2020 and 2019.

Segments and Related Information

ASC 280 “Segment reporting” establishes standards for reporting information on operating segments in interim and annual financial statements. All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2020 and December 31, 2019. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2020 and December 31, 2019.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the nine months ended September 30,
	2020		2019
Major customers representing more than 10% of the Company’s revenues
Company A	$9,366,809	21.80%	$5,576,473	13.77%
Total Revenues	$9,366,809	21.80%	$5,576,473	13.77%

	As of
	September 30, 2020		December 31, 2019
Major customers of the Company’s accounts receivable, net
Company A	1,648,391	10.50%	1,662,078	13.88%
Company B	1,278,818	8.15%	1,106,955	9.25%
Company C	1,267,731	8.08%	1,061,972	8.87%
Total	$4,194,940	26.73%	$3,831,005	32.00%

Accounts receivable from the Company’s major customers accounted for 26.73% and 32.00% of total accounts receivable balances as of September 30, 2020 and December 31, 2019, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	September 30, 2020	December 31, 2019
Accounts receivable	$16,877,384	$13,009,686
Less: allowance for doubtful accounts	(1,183,770)	(1,037,797)
Accounts receivable, net	$15,693,614	$11,971,889

Changes in the allowance for doubtful accounts are as follows:

	For the nine months ended September 30,
	2020	2019
Beginning balance	$1,037,797	$906,138
Provision for doubtful accounts	145,973	35,765
Ending balance	$1,183,770	$941,903

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

	As of
	September 30, 2020	December 31, 2019
Raw materials	$4,580,193	$3,626,104
Revolving material	653,283	744,887
Consigned processing material	29,658	63,608
Work-in-progress	1,629,784	1,465,767
Finished goods	4,481,630	2,949,593
Goods in transit	1,199,367	1,122,918
Inventories	$12,573,915	$9,972,877

NOTE 6 – NOTES RECEIVABLE

	As of
	September 30, 2020	December 31, 2019
Bank notes receivable	$19,878,365	$15,865,267
Commercial notes receivable	147,081	306,763
Less: allowance for notes receivable	(7,354)	(15,338)
Total	$20,018,092	$16,156,692

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to twelve months from the date of issuance. As of September 30, 2020, the Company pledged notes receivable for an aggregate amount of $17.22 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $16.20 million. As of December 31, 2019, the Company pledged notes receivable for an aggregate amount of $11.17 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $8.98 million. Allowance for notes receivables as of September 30, 2020 and December 31, 2019 were $7,354 and $15,338 respectively, determined according to the collectability of commercial notes receivable.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) At September 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	As of
	September 30, 2019	December 31, 2019
Buildings	$11,893,806	$11,188,399
Machinery	20,058,424	19,416,746
Motor vehicles	304,027	254,456
Electronic equipment	189,335	177,153
Total property plant and equipment, at cost	32,445,592	31,036,754

Less: accumulated depreciation	(12,672,629)	(10,650,893)
Property, plant and equipment, net	$19,772,963	$20,385,861
Construction in process	88,370	244,390
Total	$19,861,333	$20,630,251

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

For the nine months ended September 30, 2020 and 2019, depreciation expense amounted to $1.69 million and $1.25 million, respectively, of which $1.25 million and $1.25 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses etc.

For the nine months ended September 30, 2020 and 2019, $448,966 and $1,667,389 of construction in progress were converted into fixed assets.

Restricted assets consist of the following:

	As of
	September 30, 2020	December 31, 2019
Buildings, net	$10,729,798	$10,459,597
Machinery, net	2,205,400	9,066,066
Total	12,935,198	19,525,663

As of September 30, 2020, the Company pledged its buildings ownership of net book value of $10.73 million (RMB72.85 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB112.63 million.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Land use rights, cost	$4,531,431	$4,410,224
Less: Accumulated amortization	(642,810)	(547,677)
Land use rights, net	$3,888,621	$3,862,547

As of September 30, 2020, there was land use rights with net book value of $3.89 million, which approximately were used as collateral for the Company’s short-term bank loans. As of December 31, 2019, there was land use rights with net book value of $3.86 million, which approximately were used as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of September 30, 2020:

Years ending September 30,	Amortization expense
2021	$88,049
2022	88,049
2023	88,049
2024	88,049
2025	88,049
Thereafter	3,448,376
Total	$3,888,621

NOTE 9 – NOTES PAYABLE

	As of
	September 30, 2020	December 31, 2019
Bank acceptance notes	$17,671,375	$15,050,902
Total	$17,671,375	$15,050,902

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $0.63 million and $3.59 million restricted cash, $17.22 million and $11.17 million notes receivable, and $0 million and $1.95 million land use rights, as of September 30, 2020 and December 31, 2019, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	September 30, 2020	December 31, 2019
Procurement of Materials	$21,035,608	$14,248,095
Infrastructure & Equipment	414,269	381,843
Freight fee	123,428	83,070
Total	$21,573,305	$14,713,008

NOTE 11 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	September 30, 2020	December 31, 2019
Collateralized bank loans	$18,061,447	$16,144,892
Guaranteed bank loans	2,651,113	716,723
Total	$20,712,560	$16,861,615

Short-term loans as of September 30, 2020 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	September 30, 2020
Sep.01, 2021	Operating Loans	Agricultural bank of PRC	4.44	$7,191,882
Sep.06, 2021	Operating Loans	Agricultural bank of PRC	4.44	$6,009,191
Sep.16, 2021	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,178,273
Sep.22, 2021	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,178,273
Dec.16, 2020	Operating Loans	Rural commercial bank of Xinchang	4.80	$736,420
Sep.26, 2021	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,503,828
Jan.10, 2021	Operating Loans	Bank of communications	4.79	$736,420
Mar.16, 2021	Operating Loans	SPD Rural Bank of Xinchang	4.05	$1,178,273
Total				$20,712,560

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The average annual interest rate of the short-term bank loans was 4.4739% and 4.900% for the nine months ended September 30, 2020 and 2019, respectively. The Company was in compliance with its loan financial covenants at September 30, 2020 and December 31, 2019, respectively.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	September 30, 2020	December 31, 2019
Employee payables	277,802	476,859
Other tax payables	379,433	439,398
Borrowing from third party	230,784	1,576,790
Others	625,241	593,812
Total	$1,513,260	$3,086,859

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	September 30, 2020	December 31, 2019
Subsidy	2,310,894	2,178,548
Total	$2,310,894	$2,178,548

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of September 30, 2020, grant income increased by $0.13 million, as compared to December 31, 2019. The change was mainly due to timing of incurring qualifying expenses.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – LONG TERM PAYABLES

	As of
	September 30, 2020	December 31, 2019
Long-term payables current portion	$741,215	$2,654,230
Long-term payables– non-current portion	370,392	1,349,850
Total	$1,111,607	$4,004,080

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

NOTE 15 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2020 and December 31, 2019, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 10,021,142 and 10,006,142 ordinary shares issued and outstanding.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCKHOLDER’S EQUITY (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCKHOLDER’S EQUITY (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCKHOLDER’S EQUITY (CONTINUED)

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

As of September 30, 2020 there were total 4,682,000 Warrants outstanding, including 4,400,000 Public Warrants held by CEDE & CO, and 22,000 and 260,000 Private Warrants held by Chardan Capital Markets, LLC and Greenland Asset Management Corporation, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of September 30, 2020, there was no unit purchase option outstanding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income attributable to the Greenland Corporation and subsidiaries	$207,933	$155,684	$1,723,694	$2,827,632
Weighted average basic and diluted computation shares outstanding:
Shares issued in reverse recapitalization	10,006,142	7,500,000	10,006,142	7,500,000
Restricted stock grants	15,000	—	15,000	—
Weighted average shares of common stock	10,021,142	7,500,000	10,017,204	7,500,000
Dilutive effect of stock options	—	—	—	—
Restricted stock vested not issued	—	—	—	—
Common stock and common stock equivalents	10,021,142	7,500,000	10,017,204	7,500,000
Basic and diluted net income per share	$0.02	$0.02	0.17	0.38

NOTE 17 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Domestic Sales	$16,426,209	$11,951,535	$42,800,357	$40,397,126
International Sales	94,389	-	168,653	105,179
Total	$16,520,598	$11,951,535	$42,969,010	$40,502,305

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the nine months ended September 30, 2020 was 17.87%. The effective tax rate for the nine months ended September 30, 2020 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on its operating activities.

The effective tax rate on income before income taxes for the nine months ended September 30, 2019 was 16.13%. The effective tax rate for the nine months ended September 30, 2019 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of September 30, 2020 and December 31, 2019, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Pledged collateral for bank loans

On December 6, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 6, 2019 to May 21, 2022. As of September 30, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB48.83 million and RMB48.83 million.

On November 28, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to December 26, 2022. As of September 30, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB40.80 million and RMB40.80 million.

On December 17, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 16, 2019 to December 15, 2024. As of September 30, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB17.00 million and RMB15.00 million.

On December 18, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 16, 2019 to December 15, 2024. As of September 30, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million and RMB8.00 million.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

(2) Litigation

On October 14, 2019, the plaintiff, the Company and all other named defendants entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019. Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate. Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. As of September 30, 2020, those discussions remain ongoing.

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

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of September 30, 2020:

Years ending September 30,	Amount
2021	774,581
2022	375,959
Total	$1,150,540

NOTE 20 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of Balances with Related Parties:

	As of
	September 30, 2020	December 31, 2019
Due to related parties:
Sinomachinery Holding Limited[1]	$1,775,870	$1,773,365
Zhejiang Kangchen Biotechnology Co., Ltd[2]	64,505	64,505
Zhejiang Zhonggong Machinery Co., Ltd.[3]	526,549	207,177
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	12,736	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	-	1,981
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	110,054	95,302
Cenntro Holding Limited[7]	1,511,600	1,339,654
Peter Zuguang Wang[7]	25,000	-
Greenland Asset Management Corporation[7]	50,000	-
Total	$4,076,314	$3,481,984

The balance of Due to related parties as of September 30, 2020 and December 31, 2019 consisted of:

1	Advance from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.;

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.;

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties.

	As of
	September 30, 2020	December 31, 2019
Due from related parties-current:
Cenntro Holding Limited	-	$36,042,829
Cenntro Smart Manufacturing Tech. Co., Ltd.	$1,104	-
Total	$1,104	$36,042,829

Due from related parties-non-current:
Cenntro Holding Limited	$37,033,403	-
Xinchang County Jiuxin Investment Management Partnership (LP)	176,741	430,034
Total	$37,210,144	$430,034

The balance of Due from related parties as of September 30, 2020 and December 31, 2019 consisted of:

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other receivable from Cenntro Holding Limited was $37.0 million and $36.0 million as of September 30, 2020 and December 31, 2019, respectively.

The Company expects the amount due from its equity holder, Cenntro Holding will pay back on April 27, 2022, as mutually agreed by the Company and Cenntro Holding Limited, for an extension of repayment from the end of October 2020 in accordance with the original maturity date.

(c) Summary of Related Party Transactions:

A summary of trade transactions with related parties for the nine months ended September 30, 2020 and 2019 are listed below:

		For the nine months ended September 30,
		2020	2019
Purchases from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	Purchase of materials and equipment	303,463	4,232
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Purchase of materials and equipment	12,374	-
Total		315,837	4,232

Sales to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.	Provide service	63,856	284,472
Total		63,856	284,472

(d) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the nine months ended September 30, 2020 and 2019 are listed below:

	For the nine months ended September 30,
	2020	2019
Proceeds from related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	257,566	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	11,787	111,514
Zhejiang Zhonggong Machinery Co., Ltd.	502,111	1,968,300
Cenntro Holding Limited	151,973
Peter wang	25,000	-
Greenland Asset Management Corporation	70,000	-
Hangzhou Cenntro Autotech Co., Limited	-	218,700
Total	1,018,437	2,298,514

Repayment of loans from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	500,823	1,968,300
Cenntro Holding Limited	-	1,149,757
Hangzhou Cenntro Autotech Co., Limited	-	218,700
Greenland Asset Management Corporation	20,000
Total	520,823	3,336,757

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

(e) Summary of Related Party dividend payment:

A summary of dividend payment to related parties for the nine months ended September 30, 2020 and 2019 are listed below:

	For the nine months ended September 30,
	2020	2019
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	13,447	164,257

The dividend payment for the nine months ended September 30, 2020 was declared and paid in May 2020;

The dividend payment for the nine months ended September 30, 2019 was declared during the year 2018 and paid during the year 2019.

NOTE 21 – SUBSEQUENT EVENTS

On November 21, 2020, the Company entered into an agreement with Cenntro Holding Limited to extend the due date of the outstanding balance of RMB251,444,993 (approximately $38,060,365) due from Cenntro Holding Limited to the Company to April 27, 2022.

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

Greenland has experienced decreased demand for forklifts in the PRC due to the COVID-19 pandemic, resulting in an increase in revenue from approximately $40.50 million for the nine months ended September 30, 2019 to approximately $42.97 million for the nine months ended September 30, 2020. Since late March of 2020, the Company’s business has gradually recovered, and backlogged orders have been mostly processed during the second and third quarters of year 2020, which contributed to an increase in revenues during the three months ended September 30, 2020, as compared to the same period of last year.

Greenland’s transmission products are adopted by forklift trucks with weighted capacity ranging from 1 ton to 15 tons. These forklift trucks use either mechanical or automatic shift. Greenland sells its transmission products directly to forklift truck manufacturers. For the nine months ended September 30, 2020 and 2019, Greenland sold 71,749 and 62,024 sets of transmission products, respectively, to more than 100 forklift manufacturers in aggregate in PRC.

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

During the first nine months of the fiscal year 2020, there has been no change to the Company’s capital source or costs. Thus, the COVID-19 outbreak has not substantially affected the Company’s solvency. In the long run, management expects that the market’s demand for our new robotic carrier will likely increase, which will enable our business operations to gradually achieve profitable growth.

Recent Developments

Change in independent registered public accounting firm

On November 13, 2020, the board of directors of the Company approved the dismissal of BDO China Shu Lun Pan Certified Public Accountants LLP from service as the Company’s independent registered public accounting firm, effective November 13, 2020, and approved the engagement of WWC Corporation as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020, effective November 16, 2020. For additional information, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2020.

Results of Operations

For the three months ended September 30, 2020 and 2019

Overview

	For the three months ended September 30,
	2020	2019	Change	Variance
Revenues	$16,520,598	$11,951,535	$4,569,063	38.2%
Cost of Goods Sold	13,122,382	9,949,895	3,172,487	31.9%
Gross Profit	3,398,216	2,001,640	1,396,576	69.8%
Selling expenses	270,654	180,252	90,402	50.2%
General and administrative expenses	324,073	363,353	(39,280)	(10.8)%
Research and development expenses	564,204	450,111	114,093	25.3%
Total Operating Expenses	1,158,931	993,716	165,215	16.6%
Income from operations	2,239,285	1,007,924	1,231,361	122.2%
Interest income	66,960	6,111	60,849	995.7%
Interest expenses	(231,760)	(415,203)	183,443	(44.2)%
Other income (loss)	(1,267,982)	(309,018)	(958,964)	310.3%
Income before income tax	806,503	289,814	516,689	178.3%
Income tax	346,502	47,784	298,718	625.1%
Net income	460,001	242,030	217,971	90.1%

Components of Results of Operations

	For the three months ended September 30,
Component of Results of Operations	2020	2019
Revenues	$16,520,598	$11,951,535
Cost of Goods Sold	13,122,382	9,949,895
Gross Profit	3,398,216	2,001,640
Operating Expenses	1,158,931	993,716
Net Income	460,001	242,030

Revenue

Greenland’s revenue was approximately $16.52 million for the three months ended September 30, 2020, representing an increase of approximately $4.57 million, or 38.2%, as compared to approximately $11.95 million for the three months ended September 30, 2019. The Company’s subsidiaries in the PRC were temporary shut down due to local governments’ mandate until the end of February 2020. Since late March, the business has gradually recovered from the lockdown, and backlogged orders have been mostly processed during the second and third quarters of year 2020, which contributed to an increase in revenues during the three months ended September 30, 2020, as compared to the same period of last year. On an RMB basis, revenue for the three months ended September 30, 2020 increased by approximately 38.66%, as compared to the three months ended September 30, 2019.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $13.12 million for the three months ended September 30, 2020, representing an increase by approximately $3.17 million, or 31.9%, as compared to approximately $9.95 million for the three months ended September 30, 2019. Cost of goods sold increased due to our increase in sales volume.

Gross Profit

Greenland’s gross profit was approximately $3.40 million for the three months ended September 30, 2020, representing an increase by approximately $1.40 million, or 69.8%, as compared to approximately $2.00 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, Greenland’s gross margins were approximately 20.6% and 16.7%, respectively. The increase in gross profit was mainly due to an decrease in procurement costs.

Selling Expense

Selling expenses mainly comprised of operating expenses (such as sales staff payroll), traveling expenses, and transportation expenses. Our selling expenses were approximately $0.27 million for the three months ended September 30, 2020, representing an increase of approximately $0.09 million, or 50.2%, as compared to approximately $0.18 million for the three months ended September 30, 2019. Our selling expense increased due to the increase in sales.

General and Administrative Expenses

General and administrative expenses comprised of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $0.32 million for the three months ended September 30, 2020, representing a decrease by approximately $0.04 million, or 10.8%, as compared to approximately $0.36 million for the three months ended September 30, 2019.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.56 million for the three months ended September 30, 2020, representing an increase by approximately $0.11 million, or 25.3%, as compared to approximately $0.45 million for the three months ended September 30, 2019. Such increase was primarily attributable to a significant increase in the Company’s R&D activities during the three months ended September 30, 2020.

Income from Operations

Income from operations for the three months ended September 30, 2020 was approximately $2.24 million, representing an increase of approximately $1.23 million, as compared to approximately $1.01 million for the three months ended September 30, 2019.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.07 million for the three months ended September 30, 2020, representing an increase of approximately $0.06 million, or 995.7%, as compared to approximately $0.01 million for the three months ended September 30, 2019. The increase in interest income was primarily due to the reason that more cash was deposited in banks during the three months ended September 30, 2020.

Greenland’s interest expenses were approximately $0.23 million for the three months ended September 30, 2020, representing a decrease of approximately $0.18 million, or 44.2%, as compared to approximately $0.42 million for the three months ended September 30, 2019. The decrease was primarily due to a reduction of our long-term loans by approximately $1.84 million for the three months ended September 30, 2020, compared to those for the three months ended September 30, 2019.

Other Income (Loss)

Greenland’s other income (loss) was approximately $(1.27) million for the three months ended September 30, 2020, a decrease of approximately $0.96 million, or 310.3%, as compared to approximately $(0.31) million for the three months ended September 30, 2019. The decrease was primarily due to exchange loss incurred from the devaluation of U.S. dollar over RMB for the three months ended September 30, 2020, compared to those for the three months ended September 30, 2019.

Income Taxes

Greenland’s income tax was approximately $0.35 million for the three months ended September 30, 2020, as compared to approximately $0.05 million for the three months ended September 30, 2019.

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

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). We aim to use it as the US operation site of the Company and promote sales of our robotic products for the North American market in the near future. Greenland Tech currently does not conduct any business activities. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since Greenland Tech was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2020.

Net Income

Our net income was approximately $0.46 million for the three months ended September 30, 2020, representing an increase of approximately $0.22 million, as compared to approximately $0.24 million for the three months ended September 30, 2019.

For the nine months ended September 30, 2020 and 2019

Overview

	For the nine months ended September 30,
	2020	2019	Change	Variance
Revenues	$42,969,010	$40,502,305	$2,466,705	6.1%
Cost of Goods Sold	34,764,736	31,875,891	2,888,845	9.1%
Gross Profit	8,204,274	8,626,414	(422,140)	(4.9)%
Selling expenses	792,030	778,348	13,682	1.8%
General and administrative expenses	1,841,958	1,253,646	588,312	46.9%
Research and development expenses	1,604,151	1,600,890	3,261	0.2%
Total Operating Expenses	4,238,139	3,632,884	605,255	16.7%
Income from operations	3,966,135	4,993,530	(1,027,395)	(20.6)%
Interest income	142,791	132,141	10,650	8.1%
Interest expenses	(942,524)	(1,292,746)	350,222	(27.1)%
Other income	(415,150)	40,092	(455,242)	(1,135.5)%
Income before income tax	2,751,252	3,873,017	(1,121,765)	(29.0)%
Income tax	491,660	624,735	(133,075)	(21.3)%
Net income	2,259,592	3,248,282	(988,690)	(30.4)%

Components of Results of Operations

	For the nine months ended September 30,
Component of Results of Operations	2020	2019
Revenues	$42,969,010	$40,502,305
Cost of Goods Sold	34,764,736	31,875,891
Gross Profit	8,204,274	8,626,414
Operating Expenses	4,238,139	3,632,884
Net Income	2,259,592	3,248,282

Revenue

Greenland’s revenue was approximately $42.97 million for the nine months ended September 30, 2020, representing an increase of approximately $2.47 million, or 6.1%, as compared to approximately $40.50 million for the nine months ended September 30, 2019. Since late March of 2020, the Company’s business has gradually recovered, and backlogged orders have been mostly processed during the second and third quarters of year 2020, which contributed to an increase in revenues during the three months ended September 30, 2020, as compared to the same period of last year. On an RMB basis, revenue for the nine months ended September 30, 2020 decreased by approximately 10.4%, as compared to the nine months ended September 30, 2019.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $34.76 million for the nine months ended September 30, 2020, representing an increase by approximately $2.88 million, or 9.1%, as compared to approximately $31.88 million for the nine months ended September 30, 2019.

Gross Profit

Greenland’s gross profit was approximately $8.20 million for the nine months ended September 30, 2020, representing a decrease by approximately $0.42 million, or 4.9%, as compared to approximately $8.63 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, Greenland’s gross margins were approximately 19.1% and 21.3%, respectively. The decrease in gross profit was mainly due to the increase of procurement cost and cut down on selling price based on the annual sales contract for year 2020.

Selling Expense

Selling expenses mainly comprise of operating expenses (such as sales staff payroll), traveling expenses, and transportation expenses. Our selling expenses were approximately $0.79 million for the nine months ended September 30, 2020, representing a decrease of approximately $0.01 million, or 1.8%, as compared to approximately $0.78 million for the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.84 million for the nine months ended September 30, 2020, representing an increase by approximately $0.59 million, or 46.9%, as compared to approximately $1.25 million for the nine months ended September 30, 2019. Such increase was primarily attributable to the additional administrative expenditure incurred.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1,604,151 for the nine months ended September 30, 2020, representing an increase by approximately $3,261, or 0.2%, as compared to approximately $1.60 million for the nine months ended September 30, 2019.

Income from Operations

Income from operations for the nine months ended September 30, 2020 was approximately $3.97 million, representing a decrease of approximately $1.03 million, as compared to approximately $4.99 million for the nine months ended September 30, 2019. Such decrease was primarily attributable to the decrease of gross profit.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.14 million for the nine months ended September 30, 2020, representing an increase of approximately $0.12 million, or 591.8%, as compared to approximately $0.02 million for the nine months ended September 30, 2019. The increase in interest income was primarily due to the reason that more cash was deposited in banks during the nine months ended September 30, 2020.

Greenland’s interest expenses were approximately $0.94 million for the nine months ended September 30, 2020, representing a decrease of approximately $0.35 million, or 27.1%, as compared to approximately $1.29 million for the nine months ended September 30, 2019. The decrease was primarily due to a reduction of our long-term loans by approximately $7.73 million for the nine months ended September 30, 2020, compared to those for the nine months ended September 30, 2019.

Other Income (Loss)

Greenland’s other income (loss) was approximately $(0.42) million for the nine months ended September 30, 2020, representing a decrease of approximately $0.46 million, or 1,135.5%, as compared to approximately $0.04 million for the nine months ended September 30, 2019. The decrease was primarily due to the exchange loss incurred for the nine months ended September 30, 2020, compared to those for the nine months ended September 30, 2019.

Income Taxes

Greenland’s income tax was approximately $0.49 million for the nine months ended September 30, 2020, as compared to approximately $0.62 million for the nine months ended September 30, 2019. Our income tax expense decreased due to a decrease in overall profit during the nine months ended September 30, 2020.

Net Income

Our net income was approximately $2.26 million for the nine months ended September 30, 2020, representing a decrease of approximately $0.99 million, as compared to approximately $3.25 million for the nine months ended September 30, 2019.

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

As of September 30, 2020, the Company has paid off approximately $0.52 million related parties’ loan, approximately $5.72 million third parties’ loan, and approximately $17.55 million short-term bank loans. The Company was able to maintain $10.42 million cash on hand as of September 30, 2020, which was partially due to the credit payment extension provided by certain key suppliers. The PRC government has provided financing subsidies to ease the local business-related financing conditions caused by the COVID-19 outbreak. We plan to maintain our current debt structure and we may adopt government sponsored subsidies if necessary.

The government’s subsidies for relieving economic strains brought by the COVID-19 outbreak mainly consist of favorable financial policies in facility and equipment upgrading and others. Historically, we have relied on other government subsidiaries such as industrial project subsidiaries of 2019, provincial subsidiaries for new product development, subsidiaries for product development based on new patents, incentives for economic development of 2018, and others. Our total government subsidies recorded under the long-term liabilities were $2.31 million and $2.18 million on September 30, 2020 and December 31, 2019, respectively.

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

Due from related party was $37.03 million as of September 30, 2020. On November 21, 2020, the Company and Cenntro Holding Limited entered into an agreement to extend the due date of outstanding balance of approximately RMB251,444,993 ($38,060,36 from Cenntro Holding Limited to the Company to April 27, 2022.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of September 30, 2020, Greenland had approximately $10.42 million of cash and cash equivalents, representing an increase of approximately $8.30 million, or 390.6%, as compared to approximately $2.12 million as of December 31, 2019. Such increase was mainly attributable to the increase of accounts payable and short-term bank loans, as compared to that as of December 31, 2019.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of September 30, 2020, Greenland had approximately $0.78 million of restricted cash, representing a decrease of approximately $2.82 million, or 78.4%, as compared to approximately $3.59 million as of December 31, 2019. The decrease of restricted cash was due to the decrease of bank acceptance notes, as compared to their balance as of December 31, 2019.

Accounts Receivable

As of September 30, 2020, Greenland had approximately $15.69 million of accounts receivables, representing an increase of approximately $3.72 million, or 31.1%, as compared to those of approximately $11.97 million for the same period in 2019. Such increase was due to our slowed-down effort in receivables collections due to the COVID-19 outbreak.

Greenland recorded approximately $1.18 million of provision for doubtful accounts as of September 30, 2020. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in PRC.

Due from Related Party

Due from related party was $37.21 million and $36.47 million as of September 30, 2020 and December 31, 2019, respectively. The current portion of due from related party was $1,104 as of September 30, 2020, and the current portion of due from related party was $36.04 million as of December 31, 2019. We expect the amount due from our equity holder, Cenntro Holding, to be paid back on April 27, 2022, as mutually agreed by the Company and Cenntro Holding Limited, for an extension of repayment from the end of October 2020 in accordance with the original maturity date.

However, there is no guarantee that such amount will be repaid in whole or in part before the end of April 2022, if at all. Such failure to pay back by Cenntro Holding could have a material negative impact on our balance sheet.

Notes Receivable

As of September 30, 2020, Greenland had approximately $20.02 million of notes receivables, which will be collected by us within twelve months. There is no guarantee that we will be able to collect these amounts in full. The increase of our notes receivables was approximately $3.86 million, or 23.9%, from approximately $16.16 million as of December 31, 2019.

Working Capital

Our working capital was approximately $(7.18) million as of September 30, 2020, as compared to $24.25 million as of December 31, 2019, representing a decrease of $31.43million during the nine months ended September 30, 2020, which was mainly attributed to the extension of due from related parties.

Cash Flow

	For the nine months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$2,201,537	$7,897,175
Net cash provided by (used in) investing activities	$(183,117)	$(596,572)
Net cash provided by (used in) financing activities	$2,196,111	$(9,880,211)
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,214,531	$(2,579,608)
Effect of exchange rate changes on cash and cash equivalents	$1,262,878	$(398,717)
Cash and cash equivalents and restricted cash at beginning of year	$5,717,207	$8,968,177
Cash and cash equivalents and restricted cash at end of year	$11,194,616	$5,989,852

Operating Activities

Greenland’s net cash provided by operating activities was approximately $2.20 million and $7.90 million for the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, the main sources of cash inflow from operating activities were net income, change in accounts payable, and depreciation and amortization, with each amounted to approximately $2.26 million, $6.32 million and $1.75 million, respectively. The main causes of changes in cash outflow were changes in accounts receivables, notes receivable, inventories, representing increases of approximately $3.41 million,$3.31 million and $2.20 million, respectively.

For the nine months ended September 30, 2019, the main sources of cash inflow from operating activities were net income, accounts payable, and inventories, with each amounted to approximately $3.25 million, $1.75 million, and $2.39 million, respectively. The main causes of cash outflow were change in accounts receivables, representing increases of approximately $2.37 million.

Investing Activities

Net cash used in investing activities resulted a cash outflow of approximately $0.18 million for the nine months ended September 30, 2020. Cash used in investing activities for the nine months ended September 30, 2020 was mainly due to $0.25 million proceeds from government grants for construction offset by approximately $ 0.44 million used for purchases of long-term assets.

Net cash used in investing activities was approximately $0.60 million for the nine months ended September 30, 2019. Cash used in investing activities for the nine months ended September 30, 2019 was mainly attributable to approximately $0.32 million proceeds from government grants for construction, which was further offset by approximately $1.01 million of cash used for purchasing long-term assets.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $2.20 million for the nine months ended September 30, 2020, which was mainly attributable to approximately $20.84 million proceeds from short-term bank loans and approximately $4.38 million proceeds from third parties. Such amounts were further offset by repayment of loans lent by third parties for approximately $5.72 million, and repayment of short-term bank loans for approximately $17.55 million.

Net cash used in financing activities was approximately $(9.88) million for the nine months ended September 30, 2019, which was mainly attributable to repayment of short-term bank loans for approximately $22.18 million, repayment of long-term bank loans for approximately $4.74 million and repayment of loans lent by related parties for approximately $3.34 million. Such amounts were further offset by additional proceeds from short-term bank loans of approximately $21.73 million and proceeds from financing lease obligation of approximately $6.09 million.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2020 and December 31, 2019, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting for the nine months ended September 30, 2020:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2020 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine months period ended September 30, 2020.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 21, 2020, the Company entered into an agreement with Cenntro Holding Limited to extend the due date of the outstanding balance of RMB251,444,993 (approximately $38,060,365) due from Cenntro Holding Limited to the Company to April 27, 2022.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
10.1*	Extension Agreement entered into by and between the Company and Cenntro Holding Limited on November 21, 2020.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 30, 2019.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: November 23, 2020	/s/ Raymond Z. Wang
Raymond Z. Wang
Chief Executive Officer and President