Form 10-K
period 2020-12-31
Greenland Technologies Holding Corp.
filed 2021-03-31
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

As of March 31, 2021, there were 10,498,127 shares of the registrant’s ordinary shares outstanding.

i

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Financial Presentation

We operate on a December 31 fiscal year end. Unless otherwise indicated, references in this Annual Report on Form 10-K to an individual year means the fiscal year ended December 31. For example, “2020” refers to the fiscal year ended December 31, 2020.

ii

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

Greenland serves as the parent Company for the primary operating Company, Zhongchai Holding (Hong Kong) Limited, a holding Company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Through Zhongchai Holding and other subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the People’s Republic of China (PRC), as well as develops electric industrial vehicles, which are expected to be produced in the near future.

Greenland, through its subsidiaries, is:

●	a leading developer and manufacturer of transmission products for material handling machineries in China; and

●	since December 2020, a developer of electric industrial vehicles, with our first model of electric industrial vehicle expected to be available in the third or fourth quarter of 2021.

Greenland’s transmission products are key components for forklift trucks, used in manufacturing and logistic applications such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in logistics for many enterprises across different industries in the PRC and around the globe. Generally, industries with the largest demand for forklifts are transportation, warehousing logistics, electrical machinery, and automobile.

Greenland has experienced an increase in demand for forklifts in the manufacturing industry in the PRC, as its revenue increased from approximately $52.40 million in the fiscal year of 2019 to $66.86 million in the fiscal year of 2020. The increased revenue of approximately $14.46 million was primarily due to the fact that demand for our products has returned to normal and continued to grow. Based on the revenues in the fiscal year ended December 31, 2020 and 2019, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal year ended December 31, 2020 and 2019, Greenland sold an aggregate of more than 108,913 and 83,567 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In December 2020, Greenland launched a new division to focus on the electric industrial vehicle market, a market that Greenland intends to develop to diversify its product offerings. With this new division, Greenland plans to develop and deploy the next generation of industrial vehicles. Greenland plans to establish a new facility on the east coast of the U.S. and start producing electric industrial vehicles between the third and fourth quarter of 2021.

Significant Activities since Inception

Initial Public Offering

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generated $44,000,000 (before underwriting discounts and offering expenses) in gross proceeds.

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC, which generated $2,820,000 in gross proceeds.

Business Combination

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) after a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt a share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019, among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative (the “Purchaser Representative”), and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder” or the “Seller”).

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by the Share Exchange Agreement, where Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

The Business Combination was accounted for as a reverse recapitalization (the “Recapitalization Transaction”) in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, Zhongchai Holding is considered the acquirer based on the following facts and circumstances:

●	Zhongchai Holding’s operations comprise the ongoing operations of the combined entity;

●	The officers of the newly combined company consist of Zhongchai Holding’s executives, including the Chief Executive Officer, Chief Financial Officer, and General Counsel; and

●	The former shareholders of Zhongchai Holding own a majority voting interests in the combined entity.

As a result of Zhongchai Holding being the accounting acquirer, the financial reports filed with the SEC by the Company subsequent to the Business Combination are prepared “as if” Zhongchai Holding is the predecessor and legal successor to the Company. The historical operations of Zhongchai Holding are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Zhongchai Holding prior to the Business Combination; (ii) the combined results of Zhongchai Holding and Greenland following the Business Combination in October 2019; (iii) the assets and liabilities of Zhongchai Holding at their historical cost, and (iv) Greenland’s equity structure for all periods presented. Zhongchai Holding received 7,500,000 shares of Greenland in exchange for all the share capital, which is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods. No step-up basis of intangible assets or goodwill was recorded in the Business Combination transaction, which is consistent with the treatment of the transaction as a reverse recapitalization of Zhongchai Holding.

Incorporation of Greenland Technologies Corp.

On January 14, 2020, Greenland Technologies Corp. was incorporated under the laws of the state of Delaware (“Greenland Tech”). Greenland Tech is a wholly-owned subsidiary of the registrant. We aim to use Green Tech as the US operation site for the Company in order to promote sales of our robotic products for the North American market in the near future.

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

Zhongchai Holding was incorporated in Hong Kong on April 23, 2009. From April 23, 2009 to November 1, 2011, Zhongchai Holding was a subsidiary of Equicap, Inc., a Nevada corporation with its stock quoted on the OTC Markets until July 29, 2011.

Greenland Technologies Corporation was incorporated in the state of Delaware on January 14, 2020 as a wholly owned subsidiary of Greenland (“Greenland Tech”). The Company aims to use it as its U.S. operation site to promote sales of electric engineering vehicles, including electric forklifts, electric loading vehicles, electric digging vehicles, and other products for the North American market in the near future. Greenland Tech currently does not conduct any business activities.

Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), an 89.47% owned subsidiary of Zhongchai Holding, was incorporated in the PRC on November 21, 2005 and engages in the business of designing, manufacturing, and selling transmission products mainly for forklift trucks. The remaining 10.53% of Zhejiang Zhongchai’s capital stock is owned by Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity owned by Mengxing He, director and general manager of Zhejiang Zhongchai and legal representative, executive director, and general manager of Shengte (as defined below).

Hangzhou Greenland Energy Technologies Co., Ltd., formerly known as Hangzhou Greenland Robotic Co., Ltd. prior to November 6, 2020 (“Hangzhou Greenland”), a wholly-owned subsidiary of Zhongchai Holding, was incorporated in the PRC on August 9, 2019 and engages in the business of research and development of electric engineering vehicles, including electric forklifts, electric loading vehicles, electric digging vehicles, and other products. Hangzhou Greenland is also committed to product supply chain integration and overseas sales.

Zhejiang Shengte Transmission Machinery Co., Ltd. (“Shengte”), a PRC Company incorporated on February 24, 2006, has been a wholly-owned subsidiary of Zhejiang Zhongchai since May 21, 2007. Shengte was engaged in the business of manufacturing and selling of gears used in Zhejiang Zhongchai’s transmission products. In 2019, Shengte ceased its business operations with most of its assets transferred to Zhejiang Zhongchai; only the employee’s social benefit function, in the local region, remains effective.

Shanghai Hengyu Business Management Consulting Co., Ltd. (“Hengyu”), a 62.5% owned subsidiary of Zhongchai Holding, was incorporated in PRC on September 10, 2005 and holds no assets other than an account receivable owed by Cenntro Holding Limited (“Cenntro Holding”), the sole member of Zhongchai Holding prior to the closing of the Business Combination. The remaining 37.5% of Hengyu’s capital stock is beneficially owned by Peter Zuguang Wang.

Products

Greenland provides transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In order to expand and diversify existing product offerings, Greenland recently has entered into the electric industry vehicles market, by designing and developing.

Transmission products for material handling machineries

Transmission Systems. For 14 years, Greenland, along with its subsidiaries, specialized in designing, developing, and manufacturing a wide range of transmission systems for material handling machineries, in particular forklift trucks. The range of the transmission systems covers from one ton to fifteen tons machineries. Most transmission systems contain auto transmission features. This feature allows for easy machine operations. In addition, Greenland provides transmission system for internal combustion powered machineries as well as for electrical powered machineries. Greenland has experienced an increasing demand for electric powered transmission systems. These transmission systems are key components for material handling machinery assembly. To meet this increasing demand, Greenland is able to providing these transmission systems to major forklift truck original equipment manufacturers (“OEMs”) as well as certain global branded manufacturers.

Integrated Powertrain. Greenland has newly designed and developed unique powertrains, which integrates electric motor, speed reduction gearbox, and driving axles into a combined integral module, in order to meet a growing demand for advanced electric forklift trucks. This integrated powertrain will enable the OEMs to significantly shorten design cycle, improve machinery efficiency, and simplify manufacturing process. There is a new trend that OEMs would rather use an integrated powertrain than separate electric motor, speed reduction gearbox, and driving axles, particularly in electric forklift trucks. Currently, Greenland makes two tons to three and a half-tons integrated powertrains for few electric forklift truck OEMs. Greenland is in the process to add more integrated powertrain products for electric forklift truck OEMs with different sizes.

Electric Industrial Vehicles (to be launched in third or fourth quarter 2021)

There is an increasing demand for electric industrial vehicles where sustainable energies are used in order to reduce air pollutions and lower carbon monoxide emissions. For Greenland, it plans to enter into the electric industrial vehicles market by utilizing its existing technologies, know-hows, supply chains, and market access. Greenland’s teams have been developing 1.8 tons electric loader vehicle (GEL1800) and plans to setup an assembly facility on the east coast of the United States for final assembly. GEL1800 will be our first electric industry vehicle product and will be available in the third or fourth quarter of 2021. Other models, such as models with loading capacity of one and a half tons or five tons are currently under development. Greenland will co-operate with global parts suppliers to utilize their matured supply chain, which will enable it to shorten its development cycle and make quicker market entrance.

Competitive Strengths

Greenland believes that it is in the right position and the right time to supply a new generation of industrial vehicles that is green, safe, and cost-effective. The following is a summary of Greenland’s competitive strengths.

Favorable Market Trends

Greenland believes that a number of key industry trends in the PRC will continue to benefit Greenland and its subsidiaries and continue to drive its growth, including:

●	Increasingly stringent regulations over carbon emission, which urge market participants to adopt low or zero-emission material handling and construction equipment;

●

Increasing demand for a safer work environment and better healthy worker’s condition will drive growth of electric material handling equipment or industry vehicle, which generates no exhausts and a low level of noise in operation;

●	Increasing labor cost, which accelerates labor substitution with machinery in material handling and logistic activities;

●	Strong competitiveness of USA branded products in the USA, in which the next generation of electric industrial vehicle will be assembled and sold;

●	Increasing government support for improving efficiency in the PRC’s logistics industry, which is a key market for material handling machinery such as forklifts and loaders; and

●	Increasing government support for logistic mechanization, including in the form of subsidies.

As a result of these favorable industry trends, Greenland believes that it is well-positioned to capitalize on the increasing market demand for transmission products in the PRC as well as on the growing demand for emission-free and labor substitution by electric vehicles in the United States.

Well-Developed Manufacturing Capabilities Leading to Higher Efficiency

Greenland’s well-developed manufacturing process contributes to manufacturing efficiency and cost-effectiveness. Specifically, a combination of modern operational and management systems, advanced manufacturing equipment, experienced manufacturing know-hows, skilled workforce, and flexible manufacturing system allows Greenland to shorten the “time to market” for its new products. Moreover, the combination allows Greenland to timely adjust its lines of products in anticipation of changes in market demands.

Robust Research and Product Development Capabilities

Research and product development capabilities have been critical to Greenland’s historical growth and current market position. Such capabilities include the following:

●	Strong R&D team. Greenland’s research and development team is comprised of more than 69 professionals, or over 10% of Greenland’s employees. It is led by Dr. Lei Chen, former professor at The University of Texas – Austin, who has many years of experience in research and development in introducing and adopting new technologies.

●	Facilities. Greenland’s research and development facilities consist of a transmission technology center and a electric industry vehicle center. The transmission technology center is accredited by the Zhejiang provincial government. The technology center is made up of a product development and design department, a research center, three research departments that focuses on design, application, and manufacturing of internal combustion engines, and a post-doctoral workstation (certified by the PRC Ministry of Human Resource and Social Security).

Strategic Service Network

The ability to provide timely after-sales services is critical in building and maintaining a loyal and solid customer base. We have strategically established an after-sales service network in locations with developed economies. For example, the eastern provinces of the PRC generally have significant demand for logistics services. Accordingly, Greenland, through its subsidiaries, has operated an in-house service center and retained service providers that conduct businesses predominantly in these regions. Users of Greenland’s products are able to reach the Company through a service line, through which Greenland is able to provide prompt on-site technical services.

Experienced Management Team with Successful Track Records

Greenland’s senior management team is comprised of individuals who have operational experience, market knowledge, international management skill, and technical expertise. In addition, each member of the senior management team has a proven track record in building and turning companies into successful enterprises.

●	Peter Zuguang Wang has served as the sole director of Zhongchai Holding since April 2009 and the chairman of Zhejiang Zhongchai since September 2017. He has over 20 years of experience in technology and management, along with a unique background in research and development, operation, finance and management. Mr. Wang was the co-founder of Unitech Telecom (now a part of UTStarcom, Nasdaq: UTSI).

●	Raymond Z. Wang has served as the Chief Executive Officer of Zhongchai Holding since April 2019. He has more than ten years of management and corporate governance experience, and has served as president and vice president for two international companies and vice chairman of the board for a non-profit organization. Mr. Wang’s experience includes warehouse management, logistics modernization, financial management, organizational management, business process optimization, and customer channel acquisition.

●	Jing Jin, Chief Financial Officer, a Certified Public Account, has over 10 years of experience in accounting, budgeting, and financial planning across operations in the PRC and overseas. Prior to August 2019, Mr. Jin has also served as the chief financial officer of Tantech Holdings Ltd. (Nasdaq: TANH).

●	Lei Chen, Chief Scientist, has over 25 years of experience as a scientist in both U.S. and PRC. He is skillful in unconventional solutions by crossing different science and technology disciplines. Dr. Chen has expertise in laser spectroscopy, high-speed data acquisition, atomic and molecular physics, Nanomaterial, software and hardware architecture and design, combustion engine and electrical motor, and livestock husbandry. Dr. Chen’s experience and scientific knowledge is valuable to Zhongchai Holding’s research and development efforts with respect to transmission products and future robotic products.

Customers

Greenland, through its subsidiaries, sells most of its products domestically in the PRC. Its customer bases are primarily in the businesses of material handling equipment and forklift trucks. Greenland believes that its customers include some of the leading manufacturers in their respective market segments. Greenland also supplies to the PRC subsidiaries of a number of blue-chip international brands based in Europe and Asia.

During the years ended December 31, 2020 and 2019, Greenland’s five largest customers contributed 48.85% and 43.62%, respectively, of its total revenues. In the same periods, Greenland’s single largest customer, Hangcha Group, accounted for 21.25% and 14.03%, respectively, of Greenland’s total revenue. Greenland sells products to Hangcha Group based on purchase orders submitted to its subsidiary, Zhongchai Holding.

Suppliers

Greenland purchases its raw materials from various suppliers for use in the manufacture of its products.

The key raw materials used to manufacture its products are processed metal-based parts and components, including iron castings and gears, which are purchased from our domestic suppliers in the PRC. Most of our suppliers are located within close proximity to our manufacturing facilities, which reduces our transportation and inventory costs.

The prices for iron and steel and other raw materials have historically fluctuated significantly in the PRC, which in turn has affected the Company’s business and operation results. Greenland closely monitors changes in raw material prices and seeks to adjust its inventory of raw materials during inflation periods. In addition, Greenland seeks to minimize the impact of fluctuations in raw material prices by adopting bidding processes in its raw material procurement process Greenland also seeks to price its products to reflect the expected fluctuations in raw material prices to the extent possible. However, there can be no assurance that Greenland could precisely estimate any increase in raw material price or pass on such increase to its customer.

Production

Greenland’s products are comprised of a number of major parts and components, including gearbox housing, gears, bearings, oil pumps, gear shafts, hydraulics, and electrical components. The gearbox housing and gears parts are processed in-house at its manufacturing facility in Xinchang County, Zhejiang Province, PRC. Components of such products, in general, are sourced, from third parties, assembled, and integrated to form finished products. The finished products then undergo further adjustments, fine tunings, testing, and quality inspections. At the end of the inspection process and prior to shipment to our warehouses for storage and distribution, the finished products are coated and painted.

For the manufacturing of its electric industrial vehicles, Greenland plans to establish a new facility on the east coast of the U.S. and start producing electric industrial vehicles between the third and fourth quarter of 2021.

Inventory and Warehousing

Greenland undertakes inventory control in order to reduce the risks of under and over-stocking. On average, Greenland typically maintains a 30 days stock piles for production needs. It generally increases its inventories toward the end of the year in order to meet any production demand, in anticipation of any demands increase, from the second quarter of the following year. Furthermore, Greenland maintains higher inventories at year-end because Chinese New Year typically falls in January or February, which affects production and transportation of raw materials. Greenland has installed an enterprise resource planning (“ERP”) system, which provides real-time information about purchases, production schedules, and supplies of the raw materials. The ERP system has substantially improved Greenland’s inventory controls, providing the Company with quick access to various data and easy formulation of operating models, and allowing the Company to keep its inventory at an appropriable level to facilitate the manufacturing process. Due to the COVID-19 outbreak, the Company’s production significantly decreased during the first quarter of the fiscal year 2020. However, since March 2020, the Company’s production has returned to normal, and the Company experienced a substantial increase in production demand in November and December 2020.

Research and Development

Greenland’s research and development team selects research or development projects or both and draws up preliminary project proposals based on various factors, such as industry and market trends, customer feedback, and input from other departments (i.e. finance and manufacturing departments).

Greenland’s management, including the heads and lead managers of various internal departments, such as sales and marketing and finance departments, as well as the Chief Executive Officer and Chief Technology Officer, reviews the preliminary project proposals and its research and development team formulates a final plan for each approved project after considering suggestions and comments by its management. The final plans will include detailed schedules and budgets for the projects. Greenland’s finance department monitors budget overruns. Any increase in the original budget must be reviewed and approved by management before the relevant project can continue.

Greenland has also focused on research and development with respect to a new electric industrial vehicle.

Strategic Growth Opportunity in the Electric Industrial Vehicle Industry

Greenland will expand its market presence by entering the electric industrial vehicle industry. With our strategic supply chain partners, we have leveraged our robust research and development capabilities, as well as our industry and market experience to develop a new product line of electric industrial vehicles. By July 2021, Greenland expects to complete its first production-ready model of electric industrial vehicle product. A compact electric loader vehicle with a payload capacity of approximately 1,800 kilograms (or 3,968 lbs.). This new product line of electric industrial vehicles will offer a better return on investment when compared to existing Internal Combustion (“IC”) industrial vehicles by leveraging Greenland’s established global supply chain and expertise in the electrification of material handling vehicles. Following the first electric loader product, Greenland intends to expand its product line to other industrial vehicles and sizes.

We believe that electric industrial vehicles, which include electric loaders, excavators and forklift trucks, have the following advantages over traditional IC vehicles:

●	Zero carbon emission. Fully electric industrial vehicles are completely emission free leading to less pollution from local usage. In addition, electrical power generation produces less carbon emissions when compared to fossil fuel. This results in a more environmentally friendly and sustainable power source.

●

Lower energy usage and maintenance costs. Electric industrial vehicles offer a significant saving in energy consumption when compared to diesel equipment. Conventional internal combustion power systems require costly routine maintenance that increases with age. Without the need to maintain these internal combustion engines, electric industrial vehicles provide significantly less maintenance costs and less operational downtime resulting in a greater return on investment.

●

Lower level of noise and vibration. Electric vehicles are proven to produce less sound and vibration when compared to internal combustion vehicles due to the lack of complicated transmission components and coolant pumps. The low noise levels of electric industrial vehicles offer new opportunities to businesses such as working at night in urban areas or during the day close to noise-sensitive locations like parks and hospitals.

●	Demand for Better Workplace Safety and New Applications. Conventional excavators and loaders that use internal combustion engines create significant fumes, emissions, noises and vibrations which can harm the health of staff and surrounding residents. These problems can be addressed by the adoption of electric powered equipment which produce zero emissions, low levels of noise and minor vibrations. This creates a safer work environment and new business opportunities for indoor applications.

We believe that the electric industrial vehicle market presents a substantial opportunity for Greenland’s future business growth:

Fast Growing Market. The global construction equipment market is anticipated to grow at a compound annual growth rate (“CAGR”) of 3.9% from 2020 to 2025, reaching US$205 billion1. The North American market is projected to exhibit one of the fastest growth rates during the forecast period. Consequently, we believe this growth will increase with the introduction of the United State infrastructure overhaul program. Should the program be implemented, then it will be a powerful driver of growth in the engineering and construction industry that will proliferate the demand for industrial vehicles and equipment.

Call for Carbon Emission Reduction. Global efforts to reduce greenhouse gas and carbon emissions continue to grow with proposals such as the current US administration seeking a target of net zero emission by 2050. These strategies will result in government and public support for the adoption of emission zero technologies and equipment across industries thus boosting the demand for eco-friendly electric powered industrial vehicles. As such, we expect that the demand for electric industrial vehicles will increase rapidly.

Highly Fragmented and Emerging Market. The electric industrial vehicle market is highly fragmented with few, if any, dominant local market participants. Although a few conventional industrial vehicles and construction equipment makers are in the process of electric products development a majority are years away from product deployment. This is to avoid cannibalization with the mature fossil fuel-powered equipment product lines which results in the lack of incentive to launch the full-electric industrial vehicles at the near term. As a result, with the early mover advantage together with Greenland’s strong research and development capability, we believe that Greenland is well positioned to secure a meaningful role in the electric industrial vehicle market.

[1]	- Marketsandmarkets Nov 2020 Report: Construction Equipment Market by Type (Excavator-Crawler & Mini, Loader-Backhoe, Skid-steer, Wheel, Dozer, Dump Truck, Others), Electric Equipment, Propulsion, Power Output, Application, Rental, Aftertreatment Device and Region - Global Forecast to 2025

High Technology Barriers for New Entrants. To compete in the electric industrial vehicle market, enterprises need a high-level of core technologies and capabilities in order to successfully develop a commercial product. The investment and expertise required create a high barrier of entry for new market players. Greenland’s success in the material handling industry and its achievements in research and development milestones gives Greenland the opportunity and the competitive edge to successfully compete in the industrial vehicle market.

Trademarks and Other Intellectual Property

Greenland relies on a combination of trademark, copyright, patent, software registration, and trade secret laws to protect its intellectual property rights. Despite these precautions, it may be possible for third parties to infringe our Company’s intellectual property rights.

Patents

As of December 31, 2020, Greenland held 108 registered patents, with the PRC National Intellectual Property Administration (“CNIPA”), 98 of which are utility patents and 10 of which are invention patents. These patents relate to the manufacturing of products.

As of December 31, 2020, Greenland had been granted 2 trademarks registered with the CNIPA.

Greenland’s intellectual property also includes technical data such as test results and operating data from projects, drawings, designs, and machinery and manufacturing techniques it developed in-house.

Sales and Marketing

Greenland sells its products in PRC through its sales and marketing teams. To promote Greenland’s brand, sales employees also attend trade shows and exhibitions to showcase our products.

As of December 31, 2020, Greenland’s sales and marketing team consisted of 14 employees. Members of its sales and marketing teams have extensive experience and knowledge in the material handling equipment sector of the manufacturing industry. They are primarily responsible for identifying business opportunities, promoting products, collecting customer feedbacks and market information, bidding for or negotiating orders, and collecting payments.

Competition

The transmission industry is fragmented and highly competitive in the PRC. Under the current market trend, domestically produced transmissions account for the largest share of the PRC market. International brand manufacturers equipped with better technology and capital resources are also aiming to expand into the PRC. As a result, it is expected that the PRC transmission market will become more competitive.

The typical competitive criteria are quality, price, technology, after-sales service, product offering, and performance record. The transmissions market is capital intensive; in capital and operating cost. In addition, the manufacturing process requires technical expertise and significant research and development budgets. As a result, companies entering the market must have significant financial and technical resources. Moreover, the time and cost required to establish a proven track record, necessary for general market acceptance, are substantial. An extensive after-sales service network is essential for a Company to gain general market acceptance.

Greenland believes that it is able to compete based on its market position, strong research and development capabilities, high quality products, integrated service systems, and strong relationships with its customers.

Our key competitors are Shaoxing Advance Gearbox Co., Ltd., Changsha Zhongchuan Transmission Machinery Co. Ltd., and Ganzhou Wuhuan Machine Co., Ltd.

Employees

As of December 31, 2020, the total number of full-time employees employed at Greenland and its subsidiaries was 328. The following table sets forth the number of its full-time employees by the function as of December 31, 2020:

Function	Number
Management	8
Administration	33
Production	186
Research and development	69
Sales and marketing	14
Other	18
Total	328

Greenland maintains mandatory social security insurance for its our employees pursuant to Chinese laws. Furthermore, it contributes mandatory social security funds for employees with respect to retirement, medical, work-related injury, maternity, and unemployment benefits.

Greenland has not had any labor strikes or other labor disturbances that have materially interfaced with its operations, and it believes that it has maintained a good work relationship with its employees.

Regulations

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

Law and Regulation Relating to Environmental Protection

The laws and regulations governing the environmental requirements for all units that cause environmental pollution and other public hazards in the PRC include but not limited to the Environmental Protection Law of the People’s Republic of China, the Prevention, the Environmental Impact Assessment Law of the People’s Republic of China and the Administrative Regulations on Environmental Protection for Acceptance Examination Upon Completion of Buildings. Pursuant to these laws and regulations, depending on the impacts on the environment caused by the project, an environmental impact study report and impact analysis table or environmental impact registration form shall be submitted by a developer for approval before commencement of construction or property development.

In addition, upon completion of the property development, relevant environmental authorities and the construction units will perform inspections to ensure compliance, with the applicable environmental standards and regulations, prior to the delivery of property to the purchasers.

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

U.S. Laws and Regulations

Vehicle Safety and Testing

We expect to be required to comply with federal laws administered by National Highway Traffic Safety Administration (“NHTSA”), including the CAFE standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, owner’s manual requirements and additional requirements for cooperating with safety investigations and defect and recall reporting. The U.S. Automobile Information and Disclosure Act also requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, federal law requires inclusion of fuel economy ratings, as determined by the U.S. Department of Transportation and the Environmental Protection Agency (the “EPA”), and 5-star safety ratings as determined by NHTSA, if available.

Battery Safety and Testing

Our battery packs of electric industrial vehicles will be subject to various U.S. regulations that govern transport of “dangerous goods,” defined to include lithium batteries, which may present a risk in transportation. We expect to use lithium battery packs in our electric industrial vehicles. The use, storage and disposal of our battery packs are regulated under existing laws and are the subject of ongoing regulatory changes that may add additional requirements in the future.

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

Properties Owned by us

As of December 31, 2020, Greenland held land use rights of four parcels of land with an aggregate site area of approximately 81,171 square meters, located in Xinchang County, Zhejiang Province, PRC. The terms of these land use rights are due to expire on November 14, 2062.

As of December 31, 2020, Greenland held three building ownership certificates for three buildings with an aggregate gross floor area of approximately 44,751 square meters. These properties are primarily used for production and office purposes.

Properties Leased by us

As of December 31, 2020, Greenland leased one property for its operations with an aggregate gross floor area of approximately 200 square meters. The rent per month is RMB10,950 (approximately $1,580) and the duration of the lease is from June 01, 2019 to May 31, 2020.

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

Our ordinary shares are traded on the Nasdaq Capital Market under the symbol “GTEC.” Our ordinary shares commenced public trading on August 8, 2018.

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

As of March 26, 2021, the last sale price reported on the Nasdaq Capital Market for our ordinary shares was approximately $15.50 per share.

Dividend Policy

Prior to the business combination on October 24, 2019, Zhejiang Zhongchai has paid approximately $0.16 million in dividends to its shareholders.

Shareholders of Record

As of March 19, 2021, we have 9 recorded holders of our ordinary shares. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

On October 24, 2020, the board of directors held a meeting and executed resolutions to approve the issuance of 120,000 ordinary shares to Raymond Wang, our chief executive officer, to offset unpaid salary to him in the amount of $120,833.33 and the issuance of 135,000 ordinary shares to Jing Jin, our chief financial officer, to offset unpaid salary to him in the amount of $60,000 and his personal loan to us in the amount of $75,000. On November 10, 2020, we issued 135,000 ordinary shares to Jing Jin. On December 30, 2020 and February 8, 2021, we issued 69,000 and 51,000 ordinary shares to Raymond Wang, respectively.

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

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share, and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generated $44,000,000 (before underwriting discounts and offering expenses) in gross proceeds.

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC, generated $2,820,000 in gross proceeds.

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) following a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and entered into the Share Exchange Agreement that allowed Greenland to acquire from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to the Seller. As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

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

Greenland serves as the parent Company for the primary operating Company, Zhongchai Holding (Hong Kong) Limited, a holding Company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Through Zhongchai Holding and other subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the People’s Republic of China (PRC), as well as develops electric industrial vehicles, which are expected to be produced in the near future.

Greenland, through its subsidiaries, is:

●	a leading developer and manufacturer of transmission products for material handling machineries in China; and

●	a developer of electric industrial vehicles, which is expected to be available in the third or fourth quarter of 2021.

Greenland’s transmission products are key components for forklift trucks, used in manufacturing and logistic applications such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in logistics for many enterprises across different industries in the PRC and around the globe. Generally, industries with the largest demand for forklifts are transportation, warehousing logistics, electrical machinery, and automobile.

Greenland has experienced increased demand for forklifts in the manufacturing industry in the PRC, as its revenue increased from approximately $52.40 million in the fiscal year 2019 to approximately $66.86 million in the fiscal year 2020. Based on revenues in the fiscal year ended December 31, 2020 and 2019, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in PRC.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift truck manufacturers. In the fiscal year ended December 31, 2020 and 2019, Greenland sold an aggregate of more than 108,913 and 83,567 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In December 2020, Greenland launched a new division to focus on the electric industrial vehicle market, a market that Greenland intends to develop to diversify its product offerings. With this new division, Greenland plans to develop and deploy the next generation of industrial vehicles. Greenland plans to establish a new facility on the east coast of the U.S. and start producing electric industrial vehicles between the third and fourth quarter of 2021.

Impact of COVID-19 Pandemic on Our Operations and Financial Performance

The COVID-19 pandemic has severely affected China and the rest of the world. In an effort to contain the spread of the COVID-19 pandemic, China and many other countries have taken precautionary measures, such as imposing travel restrictions, quarantining individuals infected with or suspected of being infected with COVID-19, encouraging or requiring people to work remotely, and canceling public activities, among others. These ongoing measures adversely affected our operations and financial performance in 2020.

Specifically, the COVID-19 pandemic adversely affected our revenue in the first half of 2020. For example, from February 3, 2020 to the end of February 2020, the Company closed all of its operating offices in Zhejiang Province, including manufactory, in response to the emergency measures imposed by local government. The pandemic also significantly limited suppliers’ ability to provide low-cost, high-quality merchandise to the Company on a timely basis.

Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to lockdown, and the Company’s backlogged orders were mostly processed during the rest of fiscal year 2020, which contributed to an increase in its revenues for the year ended December 31, 2020.

Starting from the fourth quarter of 2020, a few waves of COVID-19 infection emerged in various regions of China, and varying levels of restrictions have been reinstated. The extent to which the COVID-19 pandemic may affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted.

Results of Operations

For the fiscal year ended December 31, 2020 and 2019

Overview

	For the fiscal year ended December 31,
	2020	2019	$ Change	% Variance

Revenues	66,864,375	52,400,844	14,463,531	27.60
Cost of Goods Sold	54,051,367	40,022,243	14,029,124	35.05
Gross Profit	12,813,008	12,378,601	434,407	3.51
Selling expenses	1,588,302	1,187,263	401,039	33.78
General and administrative expenses	2,131,405	2,231,953	(100,548)	(4.50)
Research and development expenses	2,384,951	2,355,307	29,644	1.26
Total Operating Expenses	6,104,658	5,774,523	330,135	5.72
Income from operations	6,708,350	6,604,078	104,272	1.58
Interest income	2,645	151,532	(148,887)	98.25
Interest expenses, net	(930,634)	(1,289,133)	358,499	(27.81)
Loss on disposal of property and equipment	(79,216)	(252,556)	173,340	(68.63)
Other income	1,002,642	720,612	282,030	39.14
Remeasurement gain from change in functional currency	1,940,773	-	1,940,773	N/A
Income before income tax	8,644,560	5,934,533	2,710,027	45.67
Income tax	2,272,997	847,367	1,425,630	168.24
Net income	6,371,563	5,087,166	1,284,397	25.25

Components of Results of Operations

	For the Fiscal Year ended December 31,
Component of Results of Operations	2020	2019

Revenues	$66,864,375	$52,400,844
Cost of Goods Sold	54,051,367	40,022,243
Gross Profit	12,813,008	12,378,601
Operating Expenses	6,104,658	5,774,523
Net Income	6,371,563	5,087,166

Revenue

Greenland’s revenue increased by approximately $14.46 million, or approximately 27.60%, to approximately $66.86 million for the fiscal year ended December 31, 2020, compared to approximately $52.40 million for the fiscal year ended December 31, 2019. Due to the COVID-19 pandemic, the Company’s PRC subsidiaries were temporary shut down due to local governments’ mandate until the end of February 2020. Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to lockdown, and the Company’s backlogged orders were mostly processed during the rest of fiscal year 2020, which contributed to an increase in its revenues for the year ended December 31, 2020, as compared to fiscal year 2019. On a RMB basis, revenue for the fiscal year ended December 31, 2020 increased by approximately 32.8%.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the production of products. The write down of inventory using NRV impairment test is also recorded in cost of goods sold. The total cost of goods sold increased by approximately $14.03 million, or approximately 35.05%, to approximately $54.05 million for the fiscal year ended December 31, 2020, compared to approximately $40.02 million for the fiscal year ended December 31, 2019. Cost of goods sold increased due to our increase in sales volume.

Gross Profit

Greenland’s gross profit increased by approximately $0.43 million, or 3.51%, to approximately $12.81 million for the fiscal year ended December 31, 2020, compared to approximately $12.38 million for the fiscal year ended December 31, 2019. For the fiscal year ended December 31, 2020 and 2019, Greenland’s gross margin was approximately 19.16% and 23.6%, respectively. The increase in gross profit was mainly due to a decrease in procurement costs.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses

Selling Expense

Selling expenses mainly include operating expenses such as sales staff payroll, traveling expenses and transportation expenses. Selling expenses increased by $0.40 million or 33.78%, to approximately $1.59 million for the fiscal year ended December 31, 2020, as compared to approximately $1.19 million for the fiscal year ended December 31, 2019. The increase of selling expense was primarily due to the increase in sales.

General and Administrative Expenses

General and administrative expenses include management and office staff salaries and employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment, legal and accounting, consulting fees and other office expenses. General and administrative expenses decreased by approximately $0.10 million, or approximately 4.50%, to approximately $2.13 million for the fiscal year ended December 31, 2020, as compared to approximately $2.23 million for the fiscal year ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to the additional administrative expenditure incurred.

Research and Development Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses increased by approximately $0.02 million, or 1.26%, to approximately $2.38 million for the fiscal year ended December 31, 2020, as compared to approximately $2.36 million for the fiscal year ended December 31, 2019. Such increase was primarily attributable to a significant increase in the Company’s R&D activities during the year ended December 31, 2020.

Income from Operations

As a result of the foregoing, income from operations for the fiscal year ended December 31, 2020 was approximately $6.71 million, an increase of approximately $0.11 million, as compared to the income from operations of approximately $6.60 million for the fiscal year ended December 31, 2019.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0 million for the fiscal year ended December 31, 2020, a decrease of approximately $0.15 million, or 98.25%, as compared to approximately $0.15 million for the fiscal year ended December 31, 2019. The decrease in interest income was primarily due to the reason that less cash was deposited in banks during the year ended December 31, 2020.

Greenland’s interest expenses were approximately $0.93 million for the fiscal year ended December 31, 2020, a decrease of approximately $0.36 million, or 27.81%, as compared to approximately $1.29 million for the fiscal year ended December 31, 2019. The decrease was primarily due to a reduction of our short-term loans for the year ended December 31, 2020, compared to those for the year ended December 31, 2019.

Other Income

Greenland’s other income was approximately $1.00 million for the fiscal year ended December 31, 2020, an increase of approximately $0.28 million, or 39.14%, as compared to approximately $0.72 million of other income for the fiscal year ended December 31, 2019. The increase was primarily due to the growth in ancillary product and service in Zhejiang Zhongchai for the year ended December 31, 2020.

Remeasurement Gain from Change in Functional Currency

The Company incurred a one-time gain on remeasurement of foreign currency as the result of the Company changing the functional currency of its subsidiary Zhongchai Holding (Hong Kong) Limited from RMB to USD. The one-time gain, which amounted to approximately $1.94 million, significantly impacted the net result of operations for the Company during the year ended December 31, 2020.

Income Taxes

Greenland’s income tax was approximately $2.27 million for the fiscal year ended December 31, 2020, compared to approximately $0.85 million for the fiscal year ended December 31, 2019.

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

Greenland’s other PRC subsidiaries are subject to different income tax rates. Shengte, the wholly owned subsidiary of Zhejiang Zhongchai, is subject to a 10% income tax rate for small and micro size businesses. Hengyu, the 62.5% owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate. Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate.

Greenland is a holding Company registered in the British Virgin Islands and is not subject to tax on income or capital gains under the current British Virgin Islands law. In addition, upon payments of dividend to its shareholders, the Company will not be subject to any British Virgin Islands withholding tax.

On January 14, 2020, Greenland established Greenland Tech, its wholly owned subsidiary in the state of Delaware. We aim to use it as the U.S. operation site of our Company and promote sales of our robotic products for the North American market in the near future. Greenland Tech currently does not conduct any business activities. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since Greenland Tech was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2020.

Net Income

As a result of the foregoing, net income was approximately $6.37 million for the fiscal year ended December 31, 2020, an increase of approximately $1.28 million, as compared to a net income of approximately $5.09 million for the fiscal year ended December 31, 2019.

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

For the fiscal year ended December 31, 2020, our PRC subsidiary, Zhejiang Zhongchai, has paid off approximately $21.56 million in bank loan, approximately $0.71 million in related parties loan, approximately $5.72 million in third parties loan, and maintained $9.40 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

The government subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $2.34 million and $2.18 million at December 31, 2020 and 2019, respectively.

The Company currently plans to fund its operations mainly through cash flow from its operations, renewal of bank borrowings, additional equity financing, and continuation of financial support from its shareholders and affiliates controlled by its principal shareholders, if necessary. The Company might implement a stricter policy on sales to less creditworthy customers and plans to continue to improve its collection efforts on accounts with outstanding balances. The Company is actively working with customers and suppliers and expects to fully collect the remaining balance.

We believe that the Company has sufficient cash, even with uncertainty in the Company’s manufacturing and sale of electric industrial vehicles in the future and decline on sale of transmission products. However, our capital contribution from existing funding sources, to operate for the next 12 months will be sufficient. We remain confident and are expected to generate positive cash flow from our operations.

We may need additional cash resources in the future, if the Company experiences failure in collecting account receivables, changes in business condition, changes in financial condition, or other developments. We may also need additional cash resources, if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation, or other similar actions. If the Company’s management and its Board determine that the cash required for specific corporate activities exceed Greenland’s cash and cash equivalents on hand, the Company may issue debt or equity securities to raise cash.

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for the fiscal year 2021. We have completed Zhejiang Zhongchai’s new factory construction and the PRC government has provided subsidies to ease the local business-related financing conditions caused by the COVID-19 outbreak. Furthermore, we pledged the deed of our new factory as a collateral to banks to obtain additional loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of December 31, 2020, Greenland had approximately $7.16 million of cash and cash equivalents, an increase of approximately $5.04 million, or 237.14%, as compared to approximately $2.12 million as of December 31, 2019. The increase of cash was mainly due to the increase of accounts payable and short-term bank loans, as compared to that as of December 31, 2019.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of December 31, 2020, Greenland had approximately $2.24 million of restricted cash, a decrease of approximately $1.35 million, or 37.56%, as compared to approximately $3.59 million as of December 31, 2019. The decrease of restricted cash was due to the increase of mortgaged assets.

Accounts Receivable

As of December 31, 2020, Greenland had approximately $12.41 million of accounts receivables, an increase of approximately $0.44 million, or 3.65%, as compared to approximately $11.97 million as of December 31, 2019. The increase in accounts receivable was due to our slowed-down effort in receivables collections due to the COVID-19 outbreak.

Greenland recorded approximately $0.99 million of provision for doubtful accounts as of December 31, 2020. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $38.54 million and $36.47 million as of December 31, 2020 and December 31, 2019. The current portion of due from related party was $38.54 million as of December 31, 2020, the non-current portion of due from related party was $0 million as of December 31, 2019. We expect the amount due from our controlling shareholder, Cenntro Holding, to be paid back on April 27, 2022, as mutually agreed by the Company and Cenntro Holding Limited, for an extension of repayment from the end of October 2020 in accordance with the original maturity date.

However, there is no guarantee that such amount will be repaid in whole or in part before the end of April 2022, if at all. Such failure to pay back by Cenntro Holding could have a material negative impact on our balance sheet.

Notes Receivable

As of December 31, 2020, Greenland had approximately $30.80 million of notes receivables, which will be collected by us within twelve months. The increase was approximately $14.65 million, or 90.66%, as compared to approximately $16.16 million as of December 31, 2019.

Working Capital

Our working capital was approximately $28.84 million as of December 31, 2020, as compared to $24.25 million at December 31, 2019. The working capital increase of $4.59 million in the fiscal year 2020 as compared with the same period in 2019 was primarily contributed to the increase of notes receivables.

Cash Flow

	For the Fiscal Year Ended December 31,
	2020	2019

Net cash provided by operating activities	$2,695,570	$7,999,230
Net cash (used in) investing activities	$(822,769)	$(1,600,288)
Net cash provided/(used) in financing activities	$2,307,164	$(9,644,359)
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,179,965	$(3,245,417)
Effect of exchange rate changes on cash and cash equivalents	$(494,119)	$(5,553)
Cash and cash equivalents and restricted cash at beginning of year	$5,717,207	$8,968,177
Cash and cash equivalents and restricted cash at end of year	$9,403,053	$5,717,207

Operating Activities

Greenland’s net cash provided by operating activities was approximately $2.70 million and $8.00 million for the fiscal years ended December 31, 2020 and 2019, respectively.

In the fiscal year ended December 31, 2020, the main sources of cash inflow from operating activities were net income, changes in accounts payable, and due to related parties, of approximately $6.37 million, $5.94 million and $4.77 million, respectively. The main causes of changes in cash outflow were changes in notes receivable and inventories, of approximately $12.79 million and $4.33 million, respectively.

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

Investing Activities

Net cash used in investing activities resulted a cash outflow of approximately $0.82 million for the fiscal year ended December 31, 2020. Cash used in investing activities for the fiscal year ended December 31, 2020 was mainly due to $0.25 million in proceeds from government grants for construction, offset by approximately $1.08 million used for purchases of long-term assets.

Net cash used in investing activities was approximately $(1.60) million for the fiscal year ended December 31, 2019. Cash used in investing activities for the fiscal year ended December 31, 2019 was mainly due to offset by approximately $ (1.28) million and $(0.91) million used for purchases of plant and equipment and equipment construction in process, respectively.

Financing Activities

Net cash provided by financing activities resulted a cash inflow of approximately $2.31 million for the fiscal year ended December 31, 2020, which was mainly attributable to approximately $21.13 million proceeds from short-term bank loans and approximately $4.38 million proceeds from third parties. Such amounts were further offset by repayment of loans lent by third parties for approximately $5.72 million, and repayment of short-term bank loans for approximately $21.56 million.

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

Business Combination

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) following a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and entered into the Share Exchange Agreement, dated as of July 12, 2019, among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative (the “Purchaser Representative”), and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder” or the “Seller”).

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Marcum LLP

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

BDO China Sun Lun Pan Certified Public Accountants LLP

On November 13, 2020, the Board approved the dismissal of BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO”) as the Company’s independent registered public accounting firm, effective November 13, 2020.

BDO’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2018 and December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2018, and December 31, 2019, and the subsequent interim period through November 13, 2020, the date of BDO’s dismissal, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to BDO’s satisfaction, would have caused BDO to make reference in connection with BDO’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

We furnished a copy of the disclosures in our current report on Form 8-K filed with the SEC on November 17, 2020 to BDO and have requested that BDO furnish us with a letter addressed to the SEC stating whether such firm agrees with the above statements or, if not, stating the respects in which it does not agree. We have received the requested letter from BDO, and a copy of the letter was filed as an exhibit to the Form 8-K filed with the SEC on November 17, 2020.

(b)	New independent registered public accounting firm:

BDO China Sun Lun Pan Certified Public Accountants LLP

On January 6, 2020, the Board approved the appointment of BDO as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ending December 31, 2019, effective January 6, 2020.

During the period from our inception through January 5, 2020, the Company has not consulted with BDO regarding (1) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

WWC Professional Corporation

On November 13, 2020, the Board approved the appointment of WWC Professional Corporation (“WWC”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2020, effective November 16, 2020.

During the fiscal years ended December 31, 2018, and December 31, 2019, and the subsequent interim period through November 17, 2020, the Company has not consulted with WWC regarding any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

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

As of December 31, 2020, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weakness in internal controls over financial reporting as described below. Greenland’s management anticipates that the Company’s disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

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

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation on the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under this framework, Greenland’s management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weakness:

●	The lack of sufficient and competent financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements.

Based on the above factors, management concluded that our insufficient knowledge of U.S. GAAP and SEC rules represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2020.

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions. To strengthen the Company’s internal control over financial reporting, the Company expects to implement the following remedial actions during fiscal year 2021:

●	Developing and formalizing of key accounting and financial reporting policies and procedures;

●	Recruiting more financial reporting and accounting personnel who have adequate U.S. GAAP knowledge;

●	Training key position staff by U.S. accountant with U.S. corporate accounting experiences, and gaining additional knowledge and professional skills about SEC regulations and U.S. GAAP;

●	Planning to acquire additional resources to strengthen the financial reporting function and set up a financial and system control framework; and

●	establishing effective oversight and clarifying reporting requirements for non-recurring and complex transactions to ensure consolidated financial statements and related disclosures are accurate, complete and in compliance with U.S. GAAP and SEC reporting requirements.

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

Notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Peter Zuguang Wang(5)	66	Chairman of the Board
Raymond Z. Wang	37	Chief Executive Officer and President
Jing Jin	37	Chief Financial Officer
Lei Chen	61	Chief Scientist
Ming Zhao(1)(4)	52	Independent Director
Charles Athle Nelson(1)(2)(3)(4)	67	Independent Director
Everett Xiaolin Wang(2)(3)(4)	59	Independent Director
Frank Shen(1)(2)(3)(5)	51	Independent Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)	Class I director

(5)	Class II director

Mr. Peter Zuguang Wang has served as the chairman of the Board since October 24, 2019. In addition, Mr. Wang has served as Zhongchai Holding’s sole director since its inception in April, 2009. He has also served as the Chief Executive Officer of Cenntro Automotive Group, a Company that designs and manufactures all-electric utility vehicles for sale in the United States, Europe and PRC, since February 2014. Mr. Wang co-founded UTStarcom in 1990 and was the Executive Vice President until August 30, 1995. From August 1995 to December 2000, Mr. Wang was the Chairman and Chief Executive Officer of World Communication Group, an international telecommunication Company. From December 2000 to August 2009, Mr. Wang was the Chairman and Chief Executive Officer of PRC Quantum Communication Limited (later changed to Techedge, Inc. and then to PRC Biopharma, Inc.), a telecommunication services Company. Previously, Mr. Wang worked at AT&T Bell Labs and Racal-Milgo Information System. Mr. Wang was also the Co-Chairman of Business Advisory Council of the National Republican Congressional Committee during the period of 1994 to 1995. Mr. Wang earned his dual Bachelor of Science degrees in Mathematics and Computer Science and Master of Science degree in Electrical Engineering from University of Illinois at Urbana-Champaign. He received a Master of Business Administration degree in Marketing from Nova South-eastern University.

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

Mr. Ming Zhao has served as our independent director since December 2020. Mr. Zhao has served as the chief financial officer at China Jo-Jo Drugstores Inc (Nasdaq: CJJD) since August 2011. From December 2006 through August 2011, Mr. Ming Zhao served as a senior auditor at Sherb & Co., LLP. From January through June 2003, Mr. Zhao served as a financial analyst at Microsoft Corporation. Mr. Zhao is a licensed certified public accountant. He received his bachelor’s degree in accounting from Central University of Finance and Economic in Beijing in July 1999 and his master’s degree in professional accounting from the University of Washington in December 2002.

Mr. Charles Athle Nelson has served as our independent director since December 2020. Mr. Nelson has been active in the capital markets for the past 35 years. He began his financial career as a market representative with American International Group and in 1979 joined Dean Witter Reynolds as a Financial Advisor, working with high net worth and institutional clients. In 1980, he joined Drexel Burnham and Lambert, and subsequently, at Ladenberg, Thalmann and then at Auerbach Pollack and Richardson originated equity and investment banking transactions. Over the last 20 years, Mr. Nelson has been involved with financing companies in the fintech, healthcare and bio-pharma spaces through private equity and public financing including listings on the Nasdaq and the NYSE. Mr. Nelson holds a Bachelor in Arts degree from Villanova University and an MBA from Rutgers University.

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

Mr. Frank Shen has served as our independent director since December 2020. Mr. Shen has more than 20 years of research and development and operation experience in telecommunication and networking technology. Since 2006, he serves as the founder and CEO of Eastern international, an export trading company that specializes in the shipment of wastes and recycling materials from America manufacturing companies to China. Since 2010, Mr. Shen also served in many non-profit organizations and community service groups. Mr. Shen serves as the president of New Jersey Chinese Computer Professionals Society, the principal of HUAXIA Chinese school. Mr. Shen received his bachelor degree in Electrical & Computer Engineering and his master of telecommunication from Zhejiang University.

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

Our Board has reviewed the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board has determined that Mr. Ming Zhao, Mr. Charles Athle Nelson, Mr. Everett Xiaolin Wang and Mr. Frank Shen, are “independent directors” as defined under Rule 5605(a) (2) of the Nasdaq Listing Rules.

Our Board also determined that Mr. Ming Zhao, Mr. Charles Athle Nelson, and Mr. Frank Shen, who comprise our audit committee, and Mr. Everett Xiaolin Wang, Mr. Charles Athle Nelson and Mr. Frank Shen, who comprise our compensation committee, satisfy the independence standards for such committees established by the Securities and Exchange Commission (“SEC”) and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Number and Terms of Office of Officers and Directors

The directors of the Board consist of two classes, being the class I directors (the Class I Directors) and the class II directors (the Class II Directors). The term of office of the first class of directors, consisting of Mr. Ming Zhao, Mr. Everett Xiaolin Wang, and Mr. Charles Athle Nelson will expire at the annual general meeting in 2022. The term of office of the second class of directors, consisting of Mr. Peter Zuguang Wang and Mr. Frank Shen, will expire at the annual general meeting in 2021. Directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting following their election. Except as the BVI Business Companies Act, 2004 (the “Act”) or any applicable law may otherwise require, in the interim between an annual general meeting, or general meeting called for the election of directors, and the removal of one or more directors, any vacancy on the Board may be filled by the majority vote of the remaining directors.

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

Board Meetings

The Board held one meeting during the fiscal year ended December 31, 2020. All directors attended the meeting of the Board.

Committees of the Company’s Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee, and a corporate governance committee. All the directors consisting of the audit committee, the compensation committee, and the corporate governance committee are independent.

Audit Committee

We have established an audit committee of the Board. Mr. Ming Zhao, Mr. Frank Shen and Mr. Charles Athle Nelson serve as members of our audit committee. Mr. Ming Zhao serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mr. Ming Zhao, Mr. Frank Shen and Mr. Charles Athle Nelson are independent.

Each member of the audit committee is financially literate and our Board has determined that Mr. Zhao qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Subject to the requirement of law or the Nasdaq listing rules, we have established a compensation committee of the Board. The members of our Compensation Committee are Mr. Everett Xiaolin Wang, Mr. Frank Shen and Mr. Charles Athle Nelson. Mr. Charles Athle Nelson serves as chairman of the compensation committee. The Company’s compensation committee will be responsible for, among other things:

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

Nominating and Corporate Governance Committee

Subject to the requirement of law or the Nasdaq listing rules, we have established a nominating and corporate governance committee of the Board. The members of our nominating and corporate governance Committee are Mr. Everett Xiaolin Wang, Mr. Frank Shen and Mr. Charles Athle Nelson. Mr. Frank Shen serves as chairman of the nominating committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year, except that Mr. Jing Jin filed one Form 4 late reporting one transaction.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Raymond Z. Wang,	2020	145,000	-	69,000	-	-	-	-	214,000
Chief Executive Officer and President(1)	2019	108,750	-	-	-	-	-	-	108,750

Jing Jin, Chief Financial Officer(2)	2020	72,000		135,000	-	-	-	-	207,000
	2019	30,000	-	-	-	-	-	-	30,000

Lei Chen, Chief Scientist(3)	2020	-	-	-	-	-	-	-	-
	2019	33,750	-	-	-	-	-	-	33,750

Yanming Liu(4)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

River Chi, Chief Financial Officer(4)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Jerry Zheng, Chief Operating Officer(5)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

(1)	Mr. Wang has served as the Chief Executive Officer and President of the Company since October 24, 2019.

(2)	Mr. Jin has served as the Chief Financial Officer of the Company since October 24, 2019.

(3)	Mr. Chen has served as the Chief Scientist of the Company since October 24, 2019.

(4)	Mr. Liu resigned as the Chairman and Chief Executive Officer of the Company on October 24, 2019 and remained as a director of the Company until December 15, 2020.

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

Outstanding Equity Awards at 2020 Fiscal Year-End

Our non-employee directors did not hold any outstanding option awards as of December 31, 2020.

Pension Benefits

We do not offer our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Compensation of Directors

We did not pay any compensation to our non-executive directors during the fiscal year 2020.

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

The numbers of ordinary shares outstanding and the percentage of beneficial ownership are based on 10,498,127 ordinary shares issued and outstanding as of March 19, 2021. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of April 3rd, 2020. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Title of Class	Name and Address of Beneficial Owner(1)	Amount	Percent of Class

Directors and named Executive Officers
Ordinary Shares	Peter Zuguang Wang(2)	7,306,949	69.602%

Ordinary Shares	Raymond Z. Wang(2)	120,000	1.143%

Ordinary Shares	Jing Jin(2)	135,000	1.286%

Ordinary Shares	Lei Chen(2)	-	-

Ordinary Shares	Ming Zhao(2)	-	-

Ordinary Shares	Charles Athle Nelson(2)	-	-

Ordinary Shares	Everett Xiaolin Wang(2)	-	-

Ordinary Shares	Frank Shen(2)	-	-

Ordinary Shares	All Directors and executive officers as a group (8 persons)	7,561,949	72.949%

Other 5% Security Holders
	N/A

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	The business address of such individual is 11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang, PRC, 311122.

Securities Authorized for Issuance under Equity Compensation Plan

The following table provides certain information about ordinary shares that may be issued under our 2020 Equity Incentive Plan as of December 31, 2020.

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

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in the Definitive Proxy Statement the Company filed with the SEC on December 1, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms and auditing firms during fiscal years 2020 and 2019:

	2020	2019

Audit Fees	$300,000	$379,303
Audit-Related Fees	30,000	-
Tax Fees		-
All Other Fees		-

Total	$330,000	$379,303

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

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy

Prior to the consummation of our initial public offering on July 27, 2018, our audit committee did not pre-approve all the auditing services rendered, since the committee was formed upon the consummation of our initial public offering. Notwithstanding, any services rendered prior to the formation of our audit committee were approved by our Board.

Since the consummation of our initial public offering, pursuant to audit committee charter, our audit committee has approved in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements

(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

(3)	List of Exhibits

Exhibit	Exhibit Description
3.1	Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.2	Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.3 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.3	Second Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
3.4	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019 (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on October 30, 2019)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the annual report on Form 10-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on April 3, 2020)
4.2	Warrant Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
4.3	Rights Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
10.1	Investment Management Trust Account Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
10.2	Registration Rights Agreement, dated July 24, 2018, between the Company and initial shareholders (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
10.3	Letter Agreement, dated July 24, 2018, by and between the Company, Greenland Asset Management Corporation and the Company’s officers and directors (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)

10.4	Administrative Services Agreement, dated July 24, 2018, between the Company and Puhui Wealth Investment Management (Beijing) Co., Ltd (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
10.5	Securities Subscription Agreement, dated March 28, 2018, between the Company and Greenland Asset Management Corporation (incorporated herein by reference to Exhibit 10.4 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
10.6	Unit Subscription Agreement, dated June 28, 2018, between the Company and Greenland Asset Management Corporation (incorporated herein by reference to Exhibit 10.5 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
10.7	Unit Subscription Agreement, dated June 28, 2018, between the Company and Chardan Capital Markets, LLC (incorporated herein by reference to Exhibit 10.6 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
10.8	Share Exchange Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative thereunder, Zhongchai Holing (Hong Kong) Limited and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.9	Registration Rights Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.10	Lock-Up Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.10	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of the Company, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.11	Escrow Agreement, by and among the Company, Greenland Asset Management Corporation, Cenntro Holding Limited, and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.12	Promissory note, dated July 24, 2019, issued by the Company to Greenland Asset Management Corporation (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 24, 2019)
10.13	Amended and restated promissory note, dated July 24, 2019, issued by the Company to Greenland Asset Management Corporation (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 24, 2019)
10.14	Promissory note, dated September 12, 2019, issued by the Company to Greenland Asset Management Corporation (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on September 12, 2019)
10.15	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on September 12, 2019)

10.16	Termination Agreement, dated October 17, 2019, by and between the Company and CCWW Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 18, 2019)
10.17	Employment Agreement, dated October 24, 2019 by and between the Company and Raymond Z. Wang ((incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.18	Employment Agreement, dated October 24, 2019 by and between the Company and Lei Chen (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.19	Employment Agreement, dated October 24, 2019 by and between the Company and Jing Jin (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.20	Termination Agreement between the Registrant and SCCG, dated February 25, 2020 (incorporated herein by reference to Exhibit 4.8 to the registration statement on Form S-3 (File Number: 333-237321), as amended, initially filled with the Securities and Exchange Commission on March 20, 2020)
10.21	Extension Agreement entered into by and between the Company and Cenntro Holdings Limited dated November 21, 2020 (incorporated herein by reference to Exhibit 10.1 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 23, 2020)
14.1	Form of Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated January 10, 2020 (incorporated herein by reference to Exhibit 16.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on January 10, 2020)
16.2	Letter from BDO China Shu Lun Pan Certified Public Accountants LLP to the Securities and Exchange Commission, dated November 17, 2020 (incorporated herein by reference to Exhibit 16.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on November 17, 2020)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of WWC Corporation, independent registered public accounting firm
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Raymond Z. Wang	Chief Executive Officer and President	March 31, 2021
Raymond Z. Wang	(Principal Executive Officer)

/s/ Jing Jin	Chief Financial Officer and Corporate Secretary	March 31, 2021
Jing Jin	(Principal Financial Officer and Principal Accounting Officer)

*		March 31, 2021
Peter Zuguang Wang	Chairman of the Board and Director

*		March 31, 2021
Everett Xiaolin Wang	Independent Director

*		March 31, 2021
Ming Zhao	Independent Director

*		March 31, 2021
Charles Athle Nelson	Independent Director

*		March 31, 2021
Frank Shen	Independent Director

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Greenland Technologies Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Technologies Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The Company incurred a one-time gain on remeasurement of foreign currency as the result of the Company changing the functional currency of its subsidiary Zhongchai Holding (Hong Kong) Limited. The one time gain significantly impacted the net result of operations for the Company during the year ended December 31, 2020. Our audit opinion is not qualified as a result of this emphasis of matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to the accounts or disclosures that are material to the financial statements and 2.) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The critical audit matter related to the Company’s fair valuation of the Company’s accounts receivables and related allowance for doubtful accounts. The principal considerations in determining that this was a critical audit matter was that this account requires significant subjective judgment and complexity; accounting for the allowance for doubtful accounts requires estimation and the consideration of historical data, both internal and external, and potential future events. We addressed this critical auditing matter by testing the reasonableness of the Company’s accounting policy, by considering the logic, testing them against the terms within contracts with customers, as well as the Company’s assumptions against other similar businesses in the same or comparable industries. We also gathered data from the Company and from external sources, and performed our own independent analysis, and compared our conclusion against the Company’s own assessment. The outcome of our testing supports our audit opinion above. We believe that the Company will need to devote resources to regularly revisit and monitor it policies and procedures regarding these accounts given their susceptibility to changes in the general economic climate. The accounts that are affected by these critical matters are account receivables, allowance for doubtful accounts, bad debt expense, and net income, and the related disclosures found in Note 2 – Significant Accounting Policies – Accounts Receivable and Note 4 Accounts Receivable.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since November 16, 2020.

San Mateo, California

March 31, 2021

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(IN U.S. DOLLARS)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$7,159,015	$2,123,485
Restricted cash	2,244,038	3,593,722
Notes receivable	30,803,772	16,156,692
Accounts receivable, net of allowance for doubtful accounts of $986,532 and $1,037,797, respectively	12,408,548	11,971,889
Inventories	15,380,063	9,972,877
Due from related parties-current	38,535,171	36,042,829
Advance to suppliers	447,901	50,664
Prepayments and other current assets	664,926	327,555
Total Current Assets	$107,643,434	$80,239,713

Non-current asset
Property, plant, equipment and construction in progress, net	20,135,339	20,630,251
Land use rights, net	4,035,254	3,862,547
Other intangible assets	-	5,174
Due from related parties - non-current	-	430,034
Deferred tax assets	158,455	513,805
Goodwill	3,890	3,890
Other non-current assets	2,365	798,429
Total non-current assets	$24,335,303	$26,244,130
TOTAL ASSETS	$131,978,737	$106,483,843

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019 (Continued)

(IN U.S. DOLLARS)

	December 31,	December 31,
	2020	2019

Current Liabilities
Short-term bank loans	$18,487,356	$16,861,615
Notes payable-bank acceptance notes	25,889,067	15,050,902
Accounts payable	22,005,260	14,713,008
Taxes payables	-	12,529
Customer deposits	366,029	132,194
Due to related parties	9,051,119	3,481,984
Other current liabilities	2,212,325	3,086,859
Lease obligations - current	797,179	2,654,230
Total current liabilities	$78,808,335	$55,993,321

Long-term liabilities
Long-term bank loans	-	-
Lease obligations – non-current	166,292	1,349,850
Other long-term liabilities	2,342,648	2,178,548
Total long-term liabilities	$2,508,940	$3,528,398
TOTAL LIABILITIES	$81,317,275	$59,521,719

COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, 10,225,142 shares authorized; 10,225,142 and 10,006,142 shares issued and outstanding as of December 31, 2020 and December 31, 2019.	-	-
Additional paid-in capital	13,707,398	15,226,685
Statutory reserves	4,517,117	3,866,574
Retained earnings	26,728,332	19,863,600
Accumulated other comprehensive income (loss)	(62,925)	(360,981)
Total shareholders’ equity	$44,889,922	$38,595,878
Non-controlling interest	5,771,540	8,366,246
TOTAL EQUITY	$50,661,462	$46,962,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,978,737	$106,483,843

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(IN U.S. DOLLARS)

	For the year ended December 31,
	2020	2019
REVENUES	$66,864,375	$52,400,844
COST OF GOODS SOLD	54,051,367	40,022,243
GROSS PROFIT	12,813,008	12,378,601
Selling expenses	1,588,302	1,187,263
General and administrative expenses	2,131,405	2,231,953
Research and development expenses	2,384,951	2,355,307
Total operating expenses	$6,104,658	$5,774,523
INCOME FROM OPERATIONS	$6,708,350	$6,604,078
Interest income	2,645	151,532
Interest expense	(930,634)	(1,289,133)
Loss on disposal of property and equipment	(79,216)	(252,556)
Other income	1,002,642	720,612
Remeasurement gain from change in functional currency	1,940,773	-
INCOME BEFORE INCOME TAX	$8,644,560	$5,934,533
INCOME TAX	2,272,997	847,367
NET INCOME	$6,371,563	$5,087,166
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(386,939)	622,610
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$6,758,502	$4,464,556
OTHER COMPREHENSIVE INCOME (LOSS):	937,629	(689,290)
Unrealized foreign currency translation income (loss) attribute to Greenland technologies holding corporation and subsidiaries	298,056	(534,862)
Unrealized foreign currency translation income (loss) attribute to Non-controlling interest	639,573	(154,428)
Comprehensive income	7,056,558	3,929,694
Non-controlling interest	252,634	468,182
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	10,037,249	7,932,567
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	$0.67	$0.56

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(IN U.S. DOLLARS)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance as of December 31, 2018	7,500,000	-	12,301,305	173,881	3,334,322	15,931,296	7,898,064	39,638,868
Reverse recapitalization	2,506,142	-	2,925,380	-	-	-	-	2,925,380
Net income	-	-	-	-	-	4,464,556	622,610	5,087,166
Transfer to statutory reserve	-	-	-	-	532,252	(532,252)	-	-
Foreign currency translation adjustment	-	-	-	(534,862)	-	-	(154,428)	(689,290)
Balance as of December 31, 2019	10,006,142	-	$15,226,685	$(360,981)	3,866,574	$19,863,600	$8,366,246	$46,962,124

Restricted stock grant	219,000	-	246,800	-	-	-	-	246,800
Reduction of capital	-	-	(1,766,087)		(24,243)	781,016	(2,847,340)	(3,856,654)
Net income	-	-	-	-	-	6,758,502	(386,939)	6,371,563
Transfer to statutory reserve	-	-	-	-	674,786	(674,786)	-	-
Foreign currency translation adjustment	-	-	-	298,056	-	-	639,573	937,629
Balance as of December 31, 2020	10,225,142	-	$13,707,398	$(62,925)	4,517,117	$26,728,332	$5,771,540	$50,661,462

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(IN U.S. DOLLARS)

	For the year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,371,563	$5,087,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,435,215	2,298,183
Loss on disposal of property and equipment	79,216	252,556
Increase/(decrease) in allowance for doubtful accounts	(116,466)	148,073
Increase in allowance for notes receivable	(15,524)	(160,998)
Increase/(decrease) in provision for inventory	(136,166)	22,488
Deferred tax assets	370,033	55,357
Changes in operating assets and liabilities:
Increase (Decrease) In:
Accounts receivable	486,793	(2,131,986)
Notes receivable	(12,792,748)	(79,654)
Inventories	(4,329,801)	2,230,666
Advance to suppliers	(372,735)	(18,536)
Other current and noncurrent assets	(297,736)	(4,673)
Increase (Decrease) In:
Accounts payable	5,940,202	(16,118)
Customer deposits	212,710	65,484
Other current liabilities	317,459	(1,645,646)
Income tax payable	(12,681)	(141,965)
Due to related parties	4,768,555	1,819,778
Long-term payables - unamortized deferred financing costs	29,376	-
Other long-term liabilities	(241,695)	219,055
NET CASH PROVIDED BY OPERATING ACTIVITES	$2,695,570	$7,999,230

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019 (Continued)

(AUDITED, IN U.S. DOLLARS)

	For the year ended December 31
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(1,083,642)	$(2,193,447)
Proceeds from government grants for construction	253,329	633,887
Proceeds from sale of property, plant and equipment	7,544	90,704
Purchases of land use rights and other intangible assets	-	(131,432)
NET CASH USED BY INVESTING ACTIVITES	$(822,769)	$(1,600,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$21,128,457	$38,674,867
Repayments of short-term bank loans	(21,563,706)	(41,144,988)
Repayments of long-term bank loans	-	(6,527,036)
Notes payable	9,274,883	(1,813,551)
Proceeds from related parties	1,508,944	2,900,905
Repayment of loans from related parties	(708,366)	(5,428,263)
Repayment of loans from third parties	(5,723,689)	(2,900,905)
Proceeds from third parties	4,376,267	-
Dividend paid	-	(159,612)
Proceeds received from financing lease obligation	1,430,922	5,209,155
Deposits for the financing lease obligation	(2,295,833)	(805,001)
Payment of principal on financing lease obligation	(1,510,861)	(575,310)
Reverse capitalization	-	2,925,380
Restricted stock grant	246,800	-
Reduction of capital	(3,856,654)	-
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITES	$2,307,164	$(9,644,359)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$4,179,965	$(3,245,417)
Effect of exchange rate changes on cash	(494,119)	(5,553)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,717,207	8,968,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,403,053	$5,717,207
Bank balances and cash	7,159,015	2,123,485
Bank balances and cash included in assets classified as restricted cash	2,244,038	3,593,722

Supplemental Disclosure of Cash Flow Information
Income taxes paid	3,063,700	791,760
Interest paid	1,141,108	2,223,630

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Greenland Technologies Holding Corporation, formerly known as Greenland Acquisition Corporation (“Greenland” or the “Company”), was incorporated on December 28, 2017 as a British Virgin Islands Company with limited liability. The Company was incorporated as a blank check Company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. On October 24, 2019, the Company acquired all of the outstanding shares of Zhongchai Holding (Hong Kong) Limited via a reverse capitalization and changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

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

The Company’s Shareholders

As of December 31, 2020, Cenntro Holding Limited owns 69.60% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, chairman of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the wholly-owned subsidiary of the Company, owned 89.47% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 62.5% of Shanghai Hengyu Enterprise Management Consulting Co., Ltd. (“Hengyu”), 100% of Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”) and 100% of Greenland Technologies Corporation.

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

Hangzhou Greenland

Hangzhou Greenland is a limited liability Company registered on August 9, 2019 in Hangzhou Sunking Plaza, Zhejiang, PRC. Hangzhou Greenland engages in the business of trading.

Greenland Tech

Greenland Technologies Corporation was incorporated in the state of Delaware on January 14, 2020 as a wholly owned subsidiary of Greenland (“Greenland Tech”). The Company aims to use it as its U.S. operation site to promote sales of robotic products for the North American market in the near future.

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2020, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	HongKong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	20,000,000	89.47%	Manufacture, sale of various transmission boxes
Shanghai Hengyu Enterprise Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Robotic Technologies Co., Ltd.	PRC August 8, 2020	RMB	252,862	100%	Trading.
Greenland Technologies Corporation	Delaware January 14, 2020		-	100%

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the years ended December 31, 2020 and 2019 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

	For the year ended December 31,
	2020	2019
Period end RMB: US$ exchange rate	6.5250	6.9762
Period average RMB: US$ exchange rate	6.8926	6.8944

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $0.99 million and $1.04 million as of December 31, 2020 and December 31, 2019, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead. As of December 31, 2020 and 2019, the Company had reserves for inventories of $0 million and $0.13 million, respectively. The Company records inventory reserves for excess or obsolete inventories based upon assumptions about our current and future demand forecasts.

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.45 million and $0.05 million as of December 31, 2020 and 2019.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation, and include expenditure that substantially increases the useful lives of existing assets. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Plant, buildings and improvements	20 years
Machinery and equipment	2~10 years
Motor vehicles	4 years
Office equipment	3~5 years
Fixtures and decorations	5 years

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

There was no impairment loss recognized for the year ended December 31, 2020 and 2019.

Lease

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. Leases that transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as finance leases as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases.

A sale-leaseback transaction occurs when an entity sells an asset it owns and immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes the lessor. under ASC 842, both parties must assess whether the buyer-lessor has obtained control of the asset and a sale has occurred.

The Company has determined that the leaseback transaction that it newly entered in current year fails to qualify as a sale because control is not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor, with an implicit interest rate of 4.0038%.

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

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration

Contracts do not offer any price protection but allow for the return of certain goods if quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the year ended December 31, 2020 and 2019. The total sales return and warranty expenditures amount are accounting for around 0.71% and 0.54% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the year ended December 31,
	2020	2019
Major Product
Transmission boxes for Forklift	58,407,137	52,140,258
Transmission boxes for Non-Forklift (EV, etc.)	8,457,238	260,586
Total	66,864,375	52,400,844

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $2,384,951 and $2,355,307 for the year ended December 31, 2020 and 2019, respectively. Research and development costs are incurred on a project specific basis.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.34 million and $2.18 million at December 31, 2020 and 2019, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020 and 2019, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Pursuant to the CIIX Termination Agreement and the SCCG Termination Agreement, 5,000 and 10,000 restricted ordinary shares, no par value, were issued to CIIX and SCCG on March 12, 2020 and March 13, 2020, respectively, and will be utilized for calculating earnings per share for the year ended December 31, 2020.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2020 and 2019. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2020 and 2019.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose abilities to pay are dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the year ended December 31,
	2020		2019
Major customers representing more than 10% of the Company’s revenues
Company A	$15,311,874	22.90%	$7,349,893	14.03%
Company B	7,699,161	11.51%	5,753,587	10.98%
Total Revenues	$23,011,035	34.41%	$13,103,480	25.01%

	As of December 31,
	2020		2019
Major customers of the Company’s accounts receivable, net
Company A	2,002,275	14.95%	1,662,078	13.88%
Company B	1,955,113	14.60%	1,106,955	9.25%
Company C	1,359,607	10.15%	1,061,972	8.87%
Total	$5,316,995	39.69%	$3,831,005	32.00%

Accounts receivable from the Company’s major customers accounted for 39.69% and 32.00% of total accounts receivable balances as of December 31, 2020 and December 31, 2019, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the year ended December 31, 2020 and 2019, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is presented net of allowance for doubtful accounts.

	As of December 31
	2020	2019
Accounts receivable	$13,395,080	$13,009,686
Less: allowance for doubtful accounts	(986,532)	(1,037,797)
Accounts receivable, net	$12,408,548	$11,971,889

Changes in the allowance for doubtful accounts are as follows:

Allowance for doubtful accounts	As of December 31,
	2020	2019
Beginning balance	$1,037,797	$906,138
Additional provision for doubtful accounts	-	148,073
Reversals	(116,466)	-
Foreign currency effect	65,201	(16,414)
Ending balance	$986,532	$1,037,797

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

	As of
	December 31, 2020	December 31, 2019
Raw materials	$5,682,382	$3,626,104
Revolving material	742,437	744,887
Consigned processing material	51,290	63,608
Work-in-progress	2,015,677	1,465,767
Finished goods	6,888,277	3,084,128
Goods in transit	-	1,122,918
Less: inventory impairment	-	(134,535)
Inventories, net	$15,380,063	$9,972,877

NOTE 6 – NOTES RECEIVABLE

	As of
	December 31, 2020	December 31, 2019
Bank notes receivable:	$30,803,772	$15,865,267
Commercial notes receivable	-	291,425
Endorsed but undue notes	-	-
Total	$30,803,772	$16,156,692

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to six months from the date of issuance.  As of December 31, 2020, the Company pledged notes receivable for an aggregate amount of $26.53 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $23.70 million. As of December 31, 2019, the Company pledged notes receivable for an aggregate amount of $11.17 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $8.98 million. The Company expects collection of notes receivable within 6 months.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of December 31, 2020 and 2019, property, plant and equipment consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Buildings	$12,453,285	$11,188,399
Machinery	20,907,623	19,416,746
Motor vehicles	325,850	254,456
Electronic equipment	198,955	177,153
Fixtures and decorations	-	-
Total property plant and equipment, at cost	33,885,713	31,036,754

Less: accumulated depreciation	(13,843,189)	(10,650,893)
Property, plant and equipment, net	$20,042,524	$20,385,861
Construction in process	92,815	244,390
Total	$20,135,339	$20,630,251

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

For the years ended December 31, 2020 and 2019, depreciation expense amounted to $2.34 million and $2.21 million, respectively, of which $1.68 million and $1.67 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

For the years ended December 31, 2020 and 2019, $0.51 million and $2.26 million of construction in progress were converted into fixed assets.

Restricted assets consist of the following:

	As of
	December 31, 2020	December 31, 2019
Buildings, net	$11,050,641	$11,188,399
Machinery, net	2,150,284	9,264,345
Total	13,200,925	20,452,744

As of December 31, 2020, the Company pledged its ownership in its buildings, with net book value of RMB72.11 million ($11.05 million) as security with for its loans with Agricultural Bank of China – Xinchang Branch and Xinchang Rural Commercial Bank, for its loan facility with maximum exposure of RMB104.63 million.

As of December 31, 2019, the Company pledged its buildings ownership of net book value of $10.46 million (RMB72.97 million) as security with Agricultural Bank of China – Xinchang Branch and Xinchang Rural Commercial Bank, for its loan facility with maximum exposure of RMB112.63 million.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Land use rights, cost	$4,715,188	$4,410,224
Less: Accumulated amortization	(679,934)	(547,677)
Land use rights, net	$4,035,254	$3,862,547

As of December 31, 2020, there was land use rights with net book value of $4.04 million, which approximately were used as collateral for the Company’s short-term bank loans. As of December 31, 2019, there was land use rights with net book value of $3.86 million, which approximately were used as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of December 31, 2020:

Years ending December 31,	Amortization expense
2021	$89,274
2022	89,274
2023	89,274
2024	89,274
2025	89,274
Thereafter	3,588,884
Total	$4,035,254

NOTE 9 – NOTES PAYABLE

	As of
	December 31, 2020	December 31, 2019
Bank acceptance notes	$25,889,067	$15,050,902
Total	$25,889,067	$15,050,902

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $2.24 million and $3.59million restricted cash, $26.53 million and $11.17 million notes receivable, and $4.04 million and $1.95 land use rights, as of December 31, 2020 and December 31, 2019, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free. The notes are carried at amortized cost, and the Company believes that the amortized cost approximates fair value as result of the short term nature of these notes.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	December 31, 2020	December 31, 2019
Procurement of materials	$21,140,063	$14,248,095
Infrastructure and equipment	717,053	381,843
Freight fee	148,144	83,070
Total	$22,005,260	$14,713,008

NOTE 11 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	December 31, 2020	December 31, 2019
Collateralized bank loans	$17,261,302	$16,144,892
Guaranteed bank loans	1,226,054	716,723
Total	$18,487,356	$16,861,615

As mentioned above in Note 7, as of December 31, 2020 and 2019, the Company pledged its buildings as collateral for loans secured from the Agricultural Bank of China - Xinchang Branch and the Xinchang Rural Commercial Bank.

Short-term loans as of December 31, 2020 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2020
September 1, 2021	Working capital	Agricultural Bank of China - Xinchang Branch	4.44	$5,950,958
September 6, 2021	Working capital	Agricultural Bank of China - Xinchang Branch	4.44	$6,252,874
September 16, 2021	Working capital	Xingchang Rural Commercial Bank	5.30	$1,226,053
September 22, 2021	Working capital	Xingchang Rural Commercial Bank	4.35	$1,226,053
September 26, 2021	Working capital	Xingchang Rural Commercial Bank	4.35	$2,605,364
November 11, 2021	Working capital	SPD Rural Bank - Xinchang	5.50	1,226,054
Total				$18,487,356

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHORT TERM BANK LOANS (CONTINUED)

Short-term loans as of December 31, 2019 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2019
November 26, 2020	Working capital	Agricultural Bank of China - Xinchang Branch	4.57	$5,848,455
December 24, 2020	Working capital	Agricultural Bank of China - Xinchang Branch	4.70	$6,999,513
December 16, 2020	Working capital	Xingchang Rural Commercial Bank	5.45	$2,150,168
December 16, 2020	Working capital	Xingchang Rural Commercial Bank	4.40	$1,146,756
December 16, 2020	Working capital	Xingchang Rural Commercial Bank	4.80	$716,723
Total				$16,861,615

All short term bank loans are obtained from local banks in PRC and are repayable within one year. These bank loans are carried at amortized cost, and the Company believes amortized cost approximates fair value.

The average annual interest rate of the short-term bank loans was 4.547% and 4.900% for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company was compliant with the financial covenants set forth in the loan agreements.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	December 31, 2020	December 31, 2019
Employee payables	483,922	476,859
Other tax payables	1,208,323	439,398
Borrowing from third party	520,080	2,170,602
Total	$2,212,325	$3,086,859

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	December 31, 2020	December 31, 2019
Subsidy	2,342,648	2,178,548
Total	$2,342,648	$2,178,548

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. For the year ended December 31, 2020, grant income increased by $0.16 million, as compared to the year ended December 31, 2019. The change was mainly due to timing of incurring qualifying expenses.

NOTE 14 – LEASE OBLIGATIONS

	As of
	December 31, 2020	December 31, 2019
Lease obligations - current portion	$797,179	$2,654,230
Lease obligations - non-current portion	166,292	1,349,850
Total	$963,471	$4,004,080

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

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the sale of the equipment does not qualify for sale-leaseback accounting. As a result, the aggregate proceeds have been recorded as a financing obligation and the assets related to the sold and leased manufacturing equipment remain on the Company’s Consolidated Balance Sheet and continue to be depreciated. The current and long-term portions of the financing obligation are included within lease obligations-current portion and lease obligations-non-current portion, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2020 and December 31, 2019, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2020 and December 31, 2019, there were 10,225,142 and 10,006,142 ordinary shares issued and outstanding.

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

On November 10, 2020, the Company granted a total of 135,000 shares of restricted common stock to JING JIN.

On December 30, 2020, the Company granted a total of 69,000 shares of restricted common stock to RAYMOND Z. WANG.

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

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	At any time while the Public Warrants are exercisable,

●	Upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	If, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30-day trading period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	If, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

As of December 31, 2020 there were total 4,682,000 Warrants outstanding, including 4,400,000 Public Warrants held by CEDE & CO, and 22,000 and 260,000 Private Warrants held by Chardan Capital Markets, LLC and Greenland Asset Management Corporation, respectively. The Company has accounted for the warrants as part of its equity. Management did not identify and terms or conditions that would have required for the warrants to be classified as liabilities.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of December 31, 2020, there was no unit purchase option outstanding.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Year ended December 31,
	2020	2019
Net income attributable to the Greenland Corporation and subsidiaries	$6,758,502	$4,464,556
Weighted average basic and diluted computation shares outstanding:
Shares issued in reverse recapitalization	10,006,142	7,932,567
Restricted stock grants	219,000	—
Weighted average shares of common stock	10,037,249	7,932,567
Dilutive effect of stock options	—	—
Restricted stock vested not issued	—	—
Common stock and common stock equivalents	10,037,249	7,932,567
Basic and diluted net income per share	$0.67	$0.56

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the year ended December 31, 2020 and 2019 are as follows:

	For the year ended December 31,
	2020	2019
Domestic Sales	$66,693,376	$52,272,434
International Sales	170,999	128,410
Total	$66,864,375	$52,400,844

NOTE 18 – INCOME TAXES

Income tax expense includes taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period in each entity’s respective tax jurisdiction. The Company is organized in the British Virgin Islands, and, accordingly, is subject to a permanent income tax holiday. For the years ended December 31, 2020 and 2019, the Company generated substantially all of its taxable income in the PRC. The tax expenses records in the Company’s result of operations are almost entirely attributable to income earned in the PRC. Should the Company’s operations expand or change in the future, where the Company generates taxable income other jurisdictions, the Company’s effective tax rates may substantially change.

The effective tax rates on income before income taxes for the year ended December 31, 2020 was 26.29%. The effective tax rate for the year ended December 31, 2020 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on its operating activities.

The effective tax rate on income before income taxes for the year ended December 31, 2019 was 14.28%. The effective tax rate for the year ended December 31, 2019 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of December 31, 2020 and December 31, 2019, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINGENCIES

(1) Pledged collateral for bank loans

On December 6, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 6, 2019 to May 21, 2022. As of December 31, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB38.83 million and RMB48.83 million.

On November 28, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to December 26, 2022. As of December 31, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB40.80 million and RMB40.80 million.

On December 17, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 16, 2019 to December 15, 2024. As of December 31, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB17.00 million and RMB15.00 million.

On December 18, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 16, 2019 to December 15, 2024. As of December 31, 2020 and December 31, 2019, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million and RMB8.00 million.

(3) Litigation

On October 14, 2019, the plaintiff, the Company and all other named defendants entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019.  Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. As of December 31, 2020, those discussions remain ongoing. As of January 25,2021, we have been settled with our counter party which paid into in total $65,000.

Facility Leases

The Company entered into a failed sale-leaseback transaction in August 2020. See further discussion in NOTE 14 –LEASE OBLIGATIONS.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of December 31, 2020:

Years ending December 31,	Amount
2021	797,179
2022	166,292
Total	$963,471

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu

(b) Summary of Balances with Related Parties:

	As of
	December 31, 2020	December 31, 2019
Due to related parties:
Sinomachinery Holding Limited[1]	$1,775,869	$-
Zhejiang Kangchen Biotechnology Co., Ltd[2]	64,505	64,505
Zhejiang Zhonggong Machinery Co., Ltd.[3]	538,166	207,177
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	-	1,773,365
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	3,602	1,981
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	514,365	95,302
Cenntro Holding Limited⁷	1,591,627	-
Peter Zuguang Wang⁷	25,000	-
Greenland Asset Management Corporation[7]	-	1,339,654
Xinchang County Jiuxin Investment Management Partnership (LP)[7]	4,347,985	-
Hangzhou Jiuru Economic Information Consulting Co. Ltd[7]	190,000	-
Total	$9,051,119	$3,481,984

The balance of Due to related parties as of December 31, 2020 and December 31, 2019 consisted of:

1	Overpayment from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.,

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	December 31, 2020	December 31, 2019
Due from related parties-current:
Cenntro Holding Limited	$38,535,171	$36,042,829
Total	$38,535,171	$36,042,829

	As of
	December 31, 2020	December 31, 2019
Due from related parties-non-current:
Cenntro Holding Limited	$-	$-
Xinchang County Jiuxin Investment Management Partnership (LP)	-	430,034
Total	$-	$430,034

The balance of Due from related parties as of December 31, 2020 and December 31, 2019 consisted of:

Other receivable from Cenntro Holding Limited was $38.5 million and $36.0 million   as of December 31, 2020 and December 31, 2019, respectively.

The Company expects the amount due from its equity holder, Cenntro Holding will pay back on April 27th, 2022, as mutually agreed by the Company and Cenntro Holding Limited, for an extension of repayment from the end of October 2020 in accordance with the original maturity date.

(c) Summary of Related Party Transactions:

A summary of trade transactions with related parties for the year ended December 31, 2020 and 2019 are listed below:

		For the year ended December 31,
		2020	2019
Purchases from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	Purchase of materials and equipment	-	4,232

		For the year ended December 31,
		2020	2019
Sales to related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	Sale of goods	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.	Provide service and Sale of goods	-	348,725
Total		-	348,725

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

(d) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the year ended December 31, 2020 and 2019 are listed below:

	For the year ended December 31,
	2020	2019
Withdraw funds from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	646,926	2,973,428
Cenntro Holding Limited	251,973	2,454,835
Xinchang County Jiuxin Investment Management Partnership (LP)	435,249	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	79,796	-
Peter Wang	25,000	-
Greenland Asset Management Corporation	70,000	-

	For the year ended December 31,
	2020	2019
Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	594,841	2,900,905
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	43,525
Greenland Asset Management Corporation	70,000

(e) Summary of Related Party dividend payment:

A summary of dividend payment to related parties for the year ended December 31, 2020 and 2019 are listed below:

	For the year ended December 31,
	2020	2019
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	1,517,173	159,612

NOTE 21 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is March 31, 2021. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events” other than disclosed below.

On February 8, 2021, the Company granted a total of 51,000 shares of restricted common stock to RAYMOND Z. WANG.