Form 10-Q
period 2021-03-31
Greenland Technologies Holding Corp.
filed 2021-05-12
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 001-38605

GREENLAND TECHNOLOGIES HOLDING CORPORATION

(Exact name of registrant as specified in charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Millstone Road, Building 400 Suite 130 East Windsor, NJ United States	08512
(Address of principal executive offices)	(Zip Code)

1 (888) 827-4832

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	GTEC	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 11, 2021, there were 10,498,127 ordinary shares, no par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

PAGE	F-7-F-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(IN U.S. DOLLARS)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,092,764	$7,159,015
Restricted cash	2,058,213	2,244,038
Notes receivables	32,579,066	30,803,772
Accounts receivable, net of allowance for doubtful accounts of $982,497 and $986,532, respectively	21,067,228	12,408,548
Inventories	17,954,414	15,380,063
Due from related parties-current	38,380,597	38,535,171
Advance to suppliers	541,251	447,901
Prepayments and other current assets	670,915	664,926
Total Current Assets	$121,344,448	$107,643,434

Non-current asset
Property, plant, equipment and construction in progress, net	19,593,515	20,135,339
Land use rights, net	3,995,980	4,035,254
Other intangible assets	-	-
Due from related parties – non-current	-	-
Deferred tax assets	157,807	158,455
Goodwill	3,890	3,890
Other non-current assets	22,104	158,455
Total non-current assets	$23,773,296	$24,335,303
TOTAL ASSETS	$145,117,744	$131,978,737

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020 (Continued)

(IN U.S. DOLLARS)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Current Liabilities
Short-term bank loans	$17,648,585	$18,487,356
Notes payable-bank acceptance notes	30,539,541	25,889,067
Accounts payable	28,530,195	22,005,260
Customer deposits	385,586	366,029
Due to related parties	8,088,221	9,051,119
Other current liabilities	2,131,081	2,212,325
Long-term payable- current portion	767,496	797,179
Total current liabilities	$88,090,705	$78,808,335

Long-term liabilities
Long-term payables	-	166,292
Other long-term liabilities	2,270,726	2,342,648
Total long-term liabilities	$2,270,726	$2,508,940
TOTAL LIABILITIES	$90,361,431	$81,317,275
COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, 10,498,127 shares authorized; 10,498,127 and 10,225,142 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	-	-
Additional paid-in capital	15,617,239	13,707,39
Statutory reserves	4,517,117	4,517,117
Retained earnings	28,856,900	26,728,332
Accumulated other comprehensive loss	(252,028)	(62,925)
Total shareholders’ equity	$48,739,228	$44,889,922
Non-controlling interest	6,017,085	5,771,540
TOTAL EQUITY	$54,756,313	$50,661,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$145,117,744	$131,978,737

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2021	2020
REVENUES	$24,610,894	$9,872,067
COST OF GOODS SOLD	19,506,507	7,948,119
GROSS PROFIT	5,104,387	1,923,948
Selling expenses	379,230	216,841
General and administrative expenses	911,139	1,074,409
Research and development expenses	959,545	564,298
Total operating expenses	$2,249,914	$1,855,548
INCOME FROM OPERATIONS	$2,854,473	$68,400
Interest income	4,595	33,310
Interest expense	(180,189)	(321,692)
Other income	287,190	597,252
INCOME BEFORE INCOME TAX	$2,965,855	$377,270
INCOME TAX	522,616	49,187
NET INCOME	$2,443,239	$328,083
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	314,671	71,419
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$2,128,568	$256,664
OTHER COMPREHENSIVE INCOME (LOSS):	(258,229)	(1,305,760)
Unrealized foreign currency translation income (loss) attributable to Greenland technologies holding corporation and subsidiaries	(189,103)	(604,994)
Unrealized foreign currency translation income (loss) attributable to Noncontrolling interest	(69,126)	(700,766)
Comprehensive income (loss)	1,939,465	(348,330)
Noncontrolling interest	245,545	(629,347)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	10,333,968	10,009,198
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.21	0.03

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2019	10,006,142	-	$15,226,685	$(360,981)	3,866,574	$19,863,600	$8,366,246	$46,962,124
Restricted stock grants	15,000	-	42,800	-	-	-	-	42,800
Net income	-	-	-	-	-	256,664	71,419	328,083
Transfer to statutory reserve	-	-	-	-	60,253	(60,253)	-	-
Foreign currency translation adjustment	-	-	-	(604,994)	-	-	(700,766)	(1,305,760)
Balance at March 31, 2020	10,021,142	-	$15,269,485	$(965,975)	3,926,827	$20,060,011	$7,736,899	$46,027,247

Balance at December 31, 2020	10,225,142	-	$13,707,398	$(62,925)	4,517,117	$26,728,332	$5,771,540	$50,661,462
Restricted stock grants	51,000	-	51,000	-	-	-	-	51,000
Sale of stock and warrants	221,985	-	1,858,841	-	-	-	-	1,858,841
Net income	-	-	-	-	-	2,128,568	314,671	2,443,239
Foreign currency translation adjustment	-	-	-	(189,103)	-	-	(69,126)	(258,229)
Balance at March 31, 2021	10,498,127	-	$15,617,239	$(252,028)	4,517,117	$28,856,900	$6,017,085	$54,756,313

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,443,239	$328,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617,739	562,048
Loss on disposal of property and equipment	(1,770)	-
Increase in allowance for doubtful accounts	-	57,258
Increase in allowance for notes receivable	-	(3,979)
Increase in provision for inventory	-	(11,143)
Deferred tax assets	-	(47,568)
Stock based compensation expense	51,000	42,800
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(8,782,628)	(667,154)
Notes receivable	(1,917,274)	1,918,096
Inventories	(2,659,425)	(2,289,727)
Advance to suppliers	(95,982)	(8,730)
Other current and noncurrent assets	(8,782)	223,104
Increase (Decrease) In:
Accounts payable	6,670,537	3,510,842
Customer deposits	21,231	133,959
Other current liabilities	81,112	(328,334)
Income tax payable	-	248,669
Due to related parties	(268,449)	323,227
Long-term payables-Unamortized deferred financing costs	(1,257)	104,335
Other long-term liabilities	(147,438)	(54,791)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(3,998,147)	$4,040,995

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long term assets	$(149,603)	$(384,624)
Proceeds from government grants for construction	84,575	242,763
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(65,028)	$(141,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$769,562	$3,271,391
Repayments of short-term bank loans	(1,539,124)	-
Notes payable	4,796,343	(2,191,338)
Proceeds from related parties	409,645	620,183
Repayment of loans from related parties	(1,077,930)	(355,586)
Repayment of loans from third parties	(307,825)	(2,844,097)
Proceeds from third parties	153,912	1,498,686
Payment of principal on financing lease obligation	(192,391)	(677,734)
Proceeds from equity and debt financing	1,858,841	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$4,871,033	$(678,495)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$807,858	$3,220,639
Effect of exchange rate changes on cash	(59,934)	(642,434)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	9,403,053	5,717,207
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,150,977	$8,295,412
Bank balances and cash	8,092,764	6,694,870
Bank balances and cash included in assets classified as restricted cash	2,058,213	1,600,542

Supplemental Disclosure of Cash Flow Information
Income taxes paid	170,474	3,861
Interest paid	215,375	298,337

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

Greenland has experienced increased demand for forklifts in the manufacturing industry in the PRC, as its revenue increased from approximately $9.87 million for the three months ended March 31, 2020 to approximately $24.61 million for the three months ended March 31, 2021. Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to the lockdown as a result of the COVID-19 pandemic, and part of the Company’s backlogged orders were processed during the three months ended March 31, 2021, which contributed to an increase in its revenues for the three months ended March 31, 2021. For the three months ended March 31, 2021 and 2020, Greenland sold 36,986 and 17,075 sets of transmission products, respectively, to more than 100 forklift manufacturers in aggregate in PRC.

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

The Company’s Shareholders

As of March 31, 2021, Cenntro Holding Limited owns 69.60% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, chairman of the Company.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability Company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability Company incorporated on April 24, 2006, invested $8,000,000 USD into Zhejiang Zhongchai for its approximately 75.47% interest. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred all its 24.528% interest in Zhejiang Zhongchai to Zhongchai Holding for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. As of March 31, 2021, Zhongchai Holding owns approximately 89.47% of Zhejiang Zhongchai and Jiuxin owns approximately 10.53% of Zhejiang Zhongchai.

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

Greenland Tech

Greenland Technologies Corporation was incorporated in the state of Delaware on January 14, 2020 as a wholly owned subsidiary of Greenland (“Greenland Tech”). The Company aims to use it as its U.S. operation site for the assembly, marketing and sales of electric industrial vehicles for the North American market.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of March 31, 2021, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	20,000,000	89.47%	Manufacture, sale of various transmission boxes.
Shanghai Hengyu Enterprise Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Robotic Technologies Co., Ltd.	PRC August 9, 2019	RMB	1,570,460	100%	Trading.
Greenland Technologies Corporation	Delaware, USA January 14, 2020	USD	0	100%	US operation and distribution of electric industrial vehicles for North American market

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2021 and 2020 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

	For the three months ended March 31,
	2021	2020
Period end RMB: US$ exchange rate	6.5518	7.0851
Period average RMB: US$ exchange rate	6.4972	7.0307

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains one bank account in the United States of America as of March 31, 2021. The Company maintains its bank accounts in PRC and Hong Kong Special Administrative Region (“SAR”). Balances at financial institutions or state-owned banks within PRC and Hong Kong SAR are not covered by insurance.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $0.98 million and $1.08 million as of March 31, 2021 and December 31, 2020, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead. As of March 31, 2021 and December 31, 2020, the Company had reserves for inventories of $0 million and $0 million, respectively. The Company records inventory reserves for excess or obsolete inventories based upon assumptions about our current and future demand forecasts.

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.54 million and $0.45 million as of March 31, 2021 and December 31, 2020.

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

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company product returns and recorded reserve for sales returns were minimal for the three months ended March 31, 2021 and 2020. The total rebates amount is accounting for around 0.53% and 0.43% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the three months ended March 31,
Major Product	2021	2020
Transmission boxes for Forklift	21,549,356	9,872,057
Transmission boxes for Non-Forklift (EV, etc.)	3,061,538	10
Total	24,610,894	9,872,067

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $959,545 and $564,298 for the three months ended March 31, 2021 and 2020, respectively.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.27 million and $2.34 million at March 31, 2021 and December 31, 2020, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2021 and December 31, 2020, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Pursuant to the CIIX Termination Agreement and the SCCG Termination Agreement, 5,000 and 10,000 restricted ordinary shares, no par value, were issued to CIIX and SCCG on March 12, 2020 and March 13, 2020, respectively, and will be utilized for calculating earnings per share for the three months ended March 31, 2021.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2021 and December 31, 2020. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2021 and December 31, 2020.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the three months ended March 31,
	2021		2020
Major customers representing more than 10% of the Company’s revenues
Company A	$3,993,750	16.23%	$15,311,874	22.90%
Company B	2,573,399	10.46%	7,699,161	11.51
Total Revenues	$6,567,149	26.69%	$23,011,035	34.41%

	As of
	March 31, 2021		December 31, 2020
Major customers of the Company’s accounts receivable
Company A	3,993,750	16.17%	2,002,275	14.95%
Company B	2,573,399	7.31%	1,955,113	14.60%
Company C	1,666,458	7.50%	1,359,607	10.15%
Total	$8,233,607	30.99%	$5,316,995	39.69%

Accounts receivable from the Company’s major customers accounted for 30.99% and 39.69% of total accounts receivable balances as of March 31, 2021 and December 31, 2020, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	March 31, 2021	December 31, 2020
Accounts receivable	$22,049,725	$13,395,080
Less: allowance for doubtful accounts	(982,497)	(986,532)
Accounts receivable, net	$21,067,228	$12,408,548

Changes in the allowance for doubtful accounts are as follows:

	For the three months ended March 31,
	2021	2020
Beginning balance	$986,532	$1,037,797
Provision for doubtful accounts	(4,035)	40,867
Ending balance	$982,497	$1,078,664

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

	As of
	March 31, 2021	December 31, 2020
Raw materials	$7,228,655	$5,682,382
Revolving material	893,687	742,437
Consigned processing material	51,045	51,290
Work-in-progress	2,057,704	2,015,677
Finished goods	7,723,323	6,888,277
Inventories, net	$17,954,414	$15,380,063

NOTE 6 – NOTES RECEIVABLE

	As of
	March 31, 2021	December 31, 2020
Bank notes receivable:	$32,579,066	$30,803,772
Commercial notes receivable	-	-
Total	$32,579,066	$30,803,772

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to six months from the date of issuance.  As of March 31, 2021, the Company pledged notes receivable for an aggregate amount of $27.45 million to Bank of Communications and Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $26.18 million. As of December 31, 2020, the Company pledged notes receivable for an aggregate amount of $26.53 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $23.70 million. The Company expects collection of notes receivable within 6 months.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) At March 31, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Buildings	$12,403,010	$12,453,285
Machinery	20,943,732	20,907,623
Motor vehicles	324,517	325,850
Electronic equipment	197,692	198,955
Total property plant and equipment, at cost	33,868,951	33,885,713

Less: accumulated depreciation	(14,367,871)	(13,843,189)
Property, plant and equipment, net	$19,501,080	$20,042,524
Construction in process	92,435	92,815
Total	$19,593,515	$20,135,339

For the three months ended March 31, 2021 and 2020, depreciation expense amounted to $0.62 million and $0.56 million, respectively, of which $0.38 million and $0.37 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses etc.

For the three months ended March 31, 2021 and 2020, $0 and $375,119 of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	March 31, 2021	December 31, 2020
Buildings, net	$11,005,439	$11,050,641
Machinery, net	2,141,488	2,150,284
Total	13,146,927	13,200,925

As of March 31, 2021, the Company pledged its Buildings ownership of buildings for net book value of RMB72.11 million ($11.01 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB94.63 million.

As of December 31, 2020, the Company pledged its Buildings ownership of buildings for net book value of RMB72.11 million ($11.05 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB104.63 million.

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

NOTE 8 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Land use rights, cost	$4,695,901	$4,715,188
Less: Accumulated amortization	(699,921)	(679,934)
Land use rights, net	$3,995,980	$4,035,254

As of March 31, 2021, there was land use rights with net book value of $4.00 million, which approximately were used as collateral for the Company’s short-term bank loans. As of December 31, 2020, there was land use rights with net book value of $4.04 million, which approximately were used as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of March 31, 2021:

Years ending March 31,	Amortization expense
2022	$91,840
2023	91,840
2024	91,840
2025	91,840
2026	91,840
Thereafter	3,536,780
Total	$3,995,980

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE

	As of
	March 31, 2021	December 31, 2020
Bank acceptance notes	$30,539,541	$25,889,067
Total	$30,539,541	$25,889,067

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $2.06 million and $2.24 million restricted cash, $27.45 million and $26.53 million notes receivable, and $4.00 million and $4.04 million land use rights, as of March 31, 2021 and December 31, 2020, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 10 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	March 31, 2021	December 31, 2020
Procurement of Materials	$26,997,424	$21,140,063
Infrastructure & Equipment	1,387,032	717,053
Freight fee	145,739	148,144
Total	$28,530,195	$22,005,260

NOTE 11 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	March 31, 2021	December 31, 2020
Collateralized bank loans	$15,664,397	$17,261,302
Guaranteed bank loans	1,984,188	1,226,054
Total	$17,648,585	$18,487,356

Short-term loans as of March 31, 2021 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	March 31, 2021
Sep.01, 2021	Operating Loans	Agricultural bank of PRC	4.44	$4,400,318
Sep.06, 2021	Operating Loans	Agricultural bank of PRC	4.44	$6,227,297
Sep.16, 2021	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,221,038
Sep.22, 2021	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,221,038
Sep.26, 2021	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,594,707
Jan.21, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$763,149
Nov.11, 2021	Operating Loans	SPD Rural Bank of Xinchang	5.50	$1,221,038
Total				$17,648,585

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHORT TERM BANK LOANS (CONTINUED)

Short-term loans as of December 31, 2020 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2020
Sep.01, 2021	Operating Loans	Agricultural bank of PRC	4.44	$5,950,958
Sep.06, 2021	Operating Loans	Agricultural bank of PRC	4.44	$6,252,874
Sep.16, 2021	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,226,053
Sep.22, 2021	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,226,053
Sep.26, 2021	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,605,364
Nov.11, 2021	Operating Loans	SPD Rural Bank of Xinchang	5.50	1,226,054
Total				$18,487,356

All short-term bank loans are obtained from local banks in PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 4.597% and 4.547% for the three months ended March 31, 2021 and 2020, respectively. The Company was in compliance with its loan financial covenants at March 31, 2021 and December 31, 2020, respectively.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	March 31, 2021	December 31, 2020
Employee payables	111,537	483,922
Other tax payables	1,752,713	1,208,323
Borrowing from third party	266,831	520,080
Total	$2,131,081	$2,212,325

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	March 31, 2021	December 31, 2020
Subsidy	2,270,726	2,342,648
Total	$2,270,726	$2,342,648

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of March 31, 2021, grant income increased by $0.07 million, as compared to December 31, 2020. The change was mainly due to timing of incurring qualifying expenses.

NOTE 14 – LONG TERM PAYABLES

	As of
	March 31, 2021	December 31, 2020
Long-term payables current portion	$767,496	$797,179
Long-term payables– non-current portion	-	166,292
Total	$767,496	$963,471

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

NOTE 15 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of March 31, 2021 and December 31, 2020, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 10,498,127 and 10,225,142 ordinary shares issued and outstanding.

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

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes. The recapitalization of the number of shares of common stock attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented. The impact of the stock exchange is also shown on the Company’s Statements of Stockholders’ Equity.

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

On November 10, 2020, the Company granted a total of 135,000 restricted ordinary shares to JING JIN.

On December 30, 2020, the Company granted a total of 69,000 restricted ordinary shares to RAYMOND Z. WANG.

On February 8, 2021, the Company granted a total of 51,000 restricted ordinary shares to RAYMOND Z. WANG.

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

As of March 31, 2021, all of the existing Rights were converted into 468,200 ordinary shares as a result of the Business Combination.

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

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	At any time while the Public Warrants are exercisable,

●	Upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	If, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	If, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

As of March 31, 2021 there were total 4,682,000 Warrants outstanding, including 4,621,985 Public Warrants held by CEDE & CO, and 22,000 and 260,000 Private Warrants held by Chardan Capital Markets, LLC and Greenland Asset Management Corporation, respectively.

Certain warrants were exercised in February of 2021 for the issuance of 221,985 newly issued ordinary shares. The Company received cash proceeds of $1,858,841 from the exercise of these warrants.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of March 31, 2021, there was no unit purchase option outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended March 31,
	2021	2020
Net income attributable to the Greenland Corporation and subsidiaries	$2,128,568	$256,664
Weighted average basic and diluted computation shares outstanding:
Shares outstanding at the beginning or period	10,225,142	10,006,142
Weighted average shares of restricted grants	29,467	15,000
Weighted average shares issued for exercise of warrants	79,359	-
Weighted average shares of common stock	10,333,968	10,009,198
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	10,333,968	10,009,198
Basic and diluted net income per share	$0.21	$0.03

NOTE 17 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three months ended March 31, 2021 and 2020 are as follows:

	For the three months ended March 31,
	2021	2020
Domestic Sales	$24,501,039	$9,863,853
International Sales	109,855	8,214
Total	$24,610,894	$9,872,067

NOTE 18 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the three months ended March 31, 2021 was 17.62%. The effective tax rate for the three months ended March 31, 2021 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction. The effective tax rate is based on forecasted annual results and these amounts may fluctuate significantly through the rest of the year as a result of the unpredictable impact of COVID-19 on its operating activities.

The effective tax rate on income before income taxes for the three months ended March 31, 2020 was 13.04%. The effective tax rate for the three months ended March 31, 2020 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of March 31, 2021. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Pledged collateral for bank loans

On December 6, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 6, 2019 to May 21, 2022. As of March 31, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB28.83 million and RMB38.83 million.

On November 28, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to December 26, 2022. As of March 31, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB40.80 million and RMB40.80 million.

On December 17, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 16, 2019 to December 15, 2024. As of March 31, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB17.00 million and RMB17.00 million.

On December 18, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 16, 2019 to December 15, 2024. As of March 31, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million and RMB8.00 million.

(2) Litigation

On October 14, 2019, the plaintiff, the Company and all other named defendants entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019.  Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. As of January 25,2021, we have been settled with our counter party which paid into in total $65,000. As of March 31, 2021, those discussions have been completed.

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

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of March 31, 2021:

Years ending March 31,	Amount
2022	767,496
2023	-
Total	$767,496

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu

(b) Summary of Balances with Related Parties:

	As of
	March 31, 2021	December 31, 2020
Due to related parties:
Sinomachinery Holding Limited[1]	$1,775,869	$1,775,869
Zhejiang Kangchen Biotechnology Co., Ltd[2]	-	64,505
Zhejiang Zhonggong Machinery Co., Ltd.[3]	474,913	538,166
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	3,587	3,602
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	485,175	514,365
Cenntro Holding Limited⁷	1,591,627	1,591,627
Peter Zuguang Wang⁷	25,000	25,000
Greenland Asset Management Corporation[7]	-	-
Xinchang County Jiuxin Investment Management Partnership (LP)[7]	3,567,050	4,347,985
Hangzhou Jiuru Economic Information Consulting Co. Ltd[7]	190,000	190,000
Total	$8,088,221	$9,051,119

The balance of Due to related parties as of March 31, 2021 and December 31, 2020 consisted of:

1	Advance from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.;

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.;

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	March 31, 2021	December 31, 2020
Due from related parties-current:
Cenntro Holding Limited	$38,377,544	$38,535,171
Cenntro Smart Manufacturing Tech. Co., Ltd.	3,053	-
Total	$38,380,597	$38,535,171

The balance of Due from related parties as of March 31, 2021 and December 31, 2020 consisted of:

Other receivable from Cenntro Holding Limited was $38.4 million and $38.5 million as of March 31, 2021 and December 31, 2020, respectively.

The Company expects the amount due from its equity holder, Cenntro Holding will pay back on April 27th, 2022, as mutually agreed by the Company and Cenntro Holding Limited, for an extension of repayment from the end of October 2020 in accordance with the original maturity date.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the three months ended March 31, 2021 and 2020 are listed below:

Withdraw funds from related parties:	For the three months ended March 31,
	2021	2020
Zhejiang Zhonggong Machinery Co., Ltd.	76,956	355,586
Cenntro Smart Manufacturing Tech. Co., Ltd.	24,934	-
Peter Zuguang Wang	25,000	-
Xinchang County Jiuxin Investment Management Partnership (LP)	-	256,022
Cenntro Holding Limited	251,973	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	30,782	8,575
Total	409,645	620,183

Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	138,521	355,586
Xinchang County Jiuxin Investment Management Partnership (LP)	769,562	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	61,565	-
Cenntro Smart Manufacturing Tech. Co., Ltd.	18,777	-
Zhejiang Kangchen Biotechnology Co., Ltd	64,505	-
Peter Zuguang Wang	25,000	-
Total	1,077,930	355,586

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

On January 14, 2020, Greenland Technologies Corp. was incorporated under the laws of the State of Delaware (“Greenland Tech”). Greenland Tech is a 100% owned subsidiary of the registrant. We aim to use it as our U.S. operation site for the assembly, marketing and sales of electric industrial vehicles for the North American market.

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

Greenland has experienced increased demand for forklifts in the manufacturing industry in the PRC, as its revenue increased from approximately $9.87 million for the three months ended March 31, 2020 to approximately $24.61 million for the three months ended March 31, 2021. Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to the lockdown as a result of the COVID-19 pandemic, and part of the Company’s backlogged orders were processed during the three months ended March 31, 2021, which contributed to an increase in its revenues for the three months ended March 31, 2021.

Greenland’s transmission products are adopted by forklift trucks with weighted capacity ranging from 1 ton to 15 tons. These forklift trucks use either mechanical or automatic shift. Greenland sells its transmission products directly to forklift truck manufacturers. For the three months ended March 31, 2021 and 2020, Greenland sold 36,986 and 17,075 sets of transmission products, respectively, to more than 100 forklift manufacturers in aggregate in PRC.

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

Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to the lockdown, and the Company’s backlogged orders were mostly processed during the rest of fiscal year 2020 and also the first quarter of fiscal year 2021which contributed to an increase in its revenues for the year ended December 31, 2020 and for the three months ended March 31, 2021.

Starting from the fourth quarter of 2020, a few waves of COVID-19 infection emerged in various regions of China, and varying levels of restrictions have been reinstated. The extent to which the COVID-19 pandemic may affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted.

Results of Operations

For the three months ended March 31, 2021 and 2020

Overview

	For the three months ended March 31
	2021	2020	Change	Variance

Revenues	$24,610,894	$9,872,067	$14,738,827	149.3%
Cost of Goods Sold	19,506,507	7,948,119	11,558,388	145.4%
Gross Profit	5,104,387	1,923,948	3,180,439	165.3%
Selling expenses	379,230	216,841	162,389	74.9%
General and administrative expenses	911,139	1,074,409	(163,270)	(15.2)%
Research and development expenses	959,545	564,298	395,247	70.0%
Total Operating Expenses	2,249,914	1,855,548	394,366	21.3%
Income from operations	2,854,473	68,400	2,786,073	4,073.2)%
Interest income	4,595	33,310	(28,715)	(86.2)%
Interest expenses	(180,189)	(321,692)	(141,503)	(44.0)%
Other income	287,190	597,252	(310,062)	(51.9)%
Income before income tax	2,965,855	377,270	2,588,585	686.1%
Income tax	522,616	49,187	473,429	962.5%
Net income	2,443,239	328,083	2,115,156	644.7%

Components of Results of Operations

	For the three months ended March 31
Component of Results of Operations	2021	2020

Revenues	$24,610,894	$9,872,067
Cost of Goods Sold	19,506,507	7,948,119
Gross Profit	5,104,387	1,923,948
Operating Expenses	2,249,914	1,855,548
Net Income	2,443,239	328,083

Revenue

Greenland’s revenue was approximately $24.61 million for the three months ended March 31, 2021, representing an increase of approximately $14.74 million, or 149.3%, as compared to that of approximately $9.87 million for the three months ended March 31, 2020. Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to the lockdown, and part of the Company’s backlogged orders were processed during the three months ended March 31, 2021, which contributed to an increase in its revenues for the three months ended March 31, 2021. On an RMB basis, revenue for the three months ended March 31, 2021 increased by approximately 130.4%, as compared to that for the three months ended March 31, 2020.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $19.51 million for the three months ended March 31, 2021, representing an increase by approximately $11.56 million, or 145.4%, as compared to that of approximately $7.95 million for the three months ended March 31, 2020. Cost of goods sold increased due to our increase in sales volume.

Gross Profit

Greenland’s gross profit was approximately $5.10 million for the three months ended March 31, 2021, representing an increase by approximately $3.18 million, or 165.3%, as compared to that of approximately $1.92 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, Greenland’s gross margins were approximately 20.7% and 19.5%, respectively. The increase in gross profit was mainly due to a decrease in procurement costs.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expense

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.38 million for the three months ended March 31, 2021, representing an increase of approximately $0.16 million, or 74.9%, as compared to approximately $0.22 million for the three months ended March 31, 2020. The increase of selling expense was primarily due to the increase in sales.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $0.91 million for the three months ended March 31, 2021, representing a decrease by approximately $0.16 million, or 15.2%, as compared to that of approximately $1.07 million for the three months ended March 31, 2020. The decrease in general and administrative expenses was primarily attributable to the decrease in administrative expenditure incurred.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.96 million for the three months ended March 31, 2021, representing an increase by approximately $0.40 million, or 70.0%, as compared to that of approximately $0.56 million for the three months ended March 31, 2020. Such increase was primarily attributable to a significant increase in the Company’s R&D activities during the three months ended March 31, 2021.

Income from Operations

Income from operations for the three months ended March 31, 2021 was approximately $2.85 million, representing an increase of approximately $2.78 million, as compared to that of approximately $0.07 million for the three months ended March 31, 2020.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0 million for the three months ended March 31, 2021, representing a decrease of approximately $0.03 million, or 86.2%, as compared to that of approximately $0.03 million for the three months ended March 31, 2020. The decrease in interest income was primarily due to the reason that less cash was deposited in banks during the three months ended March 31, 2021.

Greenland’s interest expenses were approximately $0.18 million for the three months ended March 31, 2021, representing a decrease of approximately $0.14 million, or 44.0%, as compared to that of approximately $0.32 million for the three months ended March 31, 2020. The decrease was primarily due to a reduction of our short-term loans for the three months ended March 31, 2021, compared to those for the three months ended March 31, 2020.

Other Income

Greenland’s other income was approximately $0.29 million for the three months ended March 31, 2021, a decrease of approximately $0.31 million, or 51.9%, as compared to approximately $0.60 million for the three months ended March 31, 2020. The decrease was primarily due to the exchange gain decrease for the three months ended March 31, 2021, compared to those for the three months ended March 31, 2020.

Income Taxes

Greenland’s income tax was approximately $0.52 million for the three months ended March 31, 2021, as compared to that of approximately $0.05 million for the three months ended March 31, 2020.

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

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). We aim to use it as our U.S. operation site for the assembly, marketing and sales of electric industrial vehicles for the North American market. Greenland Tech currently does not conduct any business activities. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since Greenland Tech was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2021.

Net Income

Our net income was approximately $2.44 million for the three months ended March 31, 2021, representing an increase of approximately $2.11 million, as compared to that of approximately $0.33 million for the three months ended March 31, 2020.

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

For the three months ended March 31, 2021, our PRC subsidiary, Zhejiang Zhongchai, has paid off approximately $1.54 million in bank loan, approximately $1.08 million in related parties loan, approximately $0.31 million in third parties loan, and maintained $10.00 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

The government subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $2.27 million and $2.34 million on March 31, 2021 and December 31, 2020, respectively.

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

We believe that the Company has sufficient cash, even with uncertainty in the Company’s manufacturing and sale of electric industrial vehicles in the future and an increase demand on transmission products. We expect that our capital contribution from existing funding sources will be sufficient for us to operate for the next 12 months. We remain confident and are expected to generate positive cash flow from our operations.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of March 31, 2021, Greenland had approximately $8.09 million of cash and cash equivalents, representing an increase of approximately $0.93 million, or 13.04%, as compared to that of approximately $7.16 million as of December 31, 2020. The increase of cash was mainly attributable to the increase of accounts payable, as compared to that as of December 31, 2020.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of March 31, 2021, Greenland had approximately $2.06 million of restricted cash, representing a decrease of approximately $0.19 million, or 8.28%, as compared to that of approximately $2.24 million as of December 31, 2020. The decrease of restricted cash was due to the increase of mortgaged assets.

Accounts Receivable

As of March 31, 2021, Greenland had approximately $21.07 million of accounts receivables, representing an increase of approximately $8.66 million, or 69.8%, as compared to those of approximately $12.41 million for the same period in 2020. The increase in accounts receivable was due to our slowed-down effort in receivables collections due to the COVID-19 outbreak.

Greenland recorded approximately $0.98 million of provision for doubtful accounts as of March 31, 2021. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in PRC.

Due from Related Party

Due from related party was $38.38 million and $38.54 million for the three months ended March 31, 2021 and December 31, 2020, respectively. The current portion of due from related party was $38.38 million as of March 31, 2021, and the current portion of due from related party was $38.54 million as of December 31, 2020. We expect the amount due from our controlling shareholder, Cenntro Holding Limited, to be paid back on April 27, 2022, as mutually agreed by the Company and Cenntro Holding Limited, for an extension of repayment from the end of October 2020 in accordance with the original maturity date.

However, there is no guarantee that such amount will be repaid in whole or in part before the end of April 2022, if at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

Notes Receivable

As of March 31, 2021, Greenland had approximately $32.58 million of notes receivables, which will be collected by us within six months. The increase of our notes receivables was approximately $1.78 million, or 5.76%, from that of approximately $30.80 million as of December 31, 2020.

Working Capital

Our working capital was approximately $33.25 million as of March 31, 2021, as compared to that of $28.84 million as of December 31, 2020, representing a decrease of $4.41 million during the three months ended March 31, 2021

Cash Flow

	For the Three Months Ended March 31,
	2021	2020

Net cash provided by operating activities	$(3,998,147)	$4,040,995
Net cash provided by (used in) investing activities	$(65,028)	$(141,861)
Net cash provided by (used in) financing activities	$4,871,033	$(678,495)
Net increase in cash and cash equivalents and restricted cash	$807,858	$3,220,639
Effect of exchange rate changes on cash and cash equivalents	$(59,934)	$(642,434)
Cash and cash equivalents and restricted cash at beginning of year	$9,403,053	$5,717,207
Cash and cash equivalents and restricted cash at end of year	$10,150,977	$8,295,412

Operating Activities

Greenland’s net cash provided by operating activities were approximately $(4.00) million and $4.04 million for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, the main sources of cash inflow from operating activities were net income, change in accounts payable, and other current and noncurrent assets, with each amounted to approximately $2.44 million, $6.67 million and $0.62 million. respectively. The main causes of cash outflow were changes in inventories and accounts receivables, representing increases of approximately $2.66 million and $8.78 million, respectively.

For the three months ended March 31, 2020, the main sources of cash inflow from operating activities were net income, change in accounts payable, and notes receivable, with each amounted to approximately $0.33 million, $3.51 million and $1.92 million, respectively. The main causes of cash outflow were changes in inventories and accounts receivables, representing increases of approximately $2.29 million and $0.67 million, respectively.

Investing Activities

Net cash used in investing activities resulted a cash outflow of approximately $0.07 million for the three months ended March 31, 2021. Cash used in investing activities for the three months ended March 31, 2021 was mainly due to $0.08 million proceeds from government grants for construction, offset by approximately $ 0.15 million used for purchases of long-term assets.

Net cash used in investing activities resulted a cash outflow of approximately $0.14 million for the three months ended March 31, 2020. Cash used in investing activities for the three months ended March 31, 2020 was mainly due to $0.24 million proceeds from government grants for construction, offset by approximately $ 0.38 million used for purchases of long-term assets.

Financing Activities

Net cash used in financing activities resulted a cash inflow of approximately $4.87 million for the three months ended March 31, 2021, which was mainly attributable to approximately $0.77 million proceeds from short-term bank loans and approximately $4.80 million proceeds from notes payable. Such amounts were further offset by repayment of short-term bank loans for approximately $1.54 million, and repayment of loans from related parties for approximately $1.08 million.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2021, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting for the three months ended March 31, 2021:

Accounting and Financial Reporting Personnel Material Weakness - As noted in Item 9A of our annual reports on Form 10-K for the preceding fiscal year, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of US GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

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

Notwithstanding the material weakness in our internal control over financial reporting, the consolidated unaudited financial statements included in this Quarter Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended March 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 16, 2021, the Company granted 2,700 restricted ordinary shares to Xiaqing Yang, our Head of Administration, under the Company’s 2020 Equity Incentive Plan.

On April 19, 2021, the Company granted 2,500 restricted ordinary shares to Bo Shen, Ming Zhao, Everett Xiaolin Wang, Charles Athle Nelson and Peter Zuguang Wang, respectively. The aforementioned individuals are our directors.

On April 1, 2021, Greenland Tech entered into a Lease Agreement (the “Lease Agreement”) with SFA 50 Millstone Road, LLC (the “Landlord”), an unrelated third party, for office space (“Leased Premises”) located at 50 Millstone Road, Building 400 Suite 130, East Windsor, NJ 08512 (the “Property”). The Company moved its principal executive office to the Leased Premises on May 3, 2021. Concurrently, the Company’s telephone number has been updated to 1 (888) 827-4832.

The initial term of the Lease Agreement commences upon the Landlord’s delivery of the Leased Premises to the tenant in broom clean condition (the “Commencement Date”). The initial term of the Lease Agreement will expire on the last day of the month in which the 12th month anniversary of the Commencement Date occurs, as same may be extended pursuant to the Lease Agreement, or such earlier date on which the term shall sooner end under any of the terms, covenants, or conditions of the Lease Agreement or by law. Subject to certain terms and conditions, Greenland Tech will have the right to extend the term of the Lease Agreement for additional 1 year twice.

Under the Lease Agreement, Greenland Tech will lease approximately 1,440 square feet at the Property. During the initial term, Greenland Tech will pay a fixed rent of $2,820 per month. In addition, Greenland Tech will pay tenant electric at a rate of $1.75 PSF per annum ($210 per month) as additional rent.

The Lease is furnished as Exhibit 10.2 to this quarterly report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Lease Agreement does not purport to be complete and is qualified in its entirety by reference to the Lease Agreement.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
10.1(4)	2020 Equity Incentive Plan
10.2*	Lease Agreement dated April 1, 2021 by and between SFA 50 Millstone Road, LLC and Greenland Tech
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included within the Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 30, 2019.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on December 1, 2020.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: May 12th, 2021	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President