Form 10-Q
period 2021-09-30
Greenland Technologies Holding Corp.
filed 2021-11-12
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 12, 2021, there were 11,371,171 ordinary shares, no par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2021 AND 2020 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER, 2021 AND 2020 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER, 2021 AND 2020 (UNAUDITED)

PAGE	F-7-F-33	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(IN U.S. DOLLARS)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,020,787	$7,159,015
Restricted cash	6,635,569	2,244,038
Short term investment	500,000	-
Notes receivables	37,028,350	30,803,772
Accounts receivable, net of allowance for doubtful accounts of $999,026 and $986,532, respectively	21,321,082	12,408,548
Inventories	20,608,956	15,380,063
Due from related parties-current	39,026,289	38,535,171
Advance to suppliers	207,371	447,901
Prepayments and other current assets	94,239	664,926
Total Current Assets	$134,442,643	$107,643,434

Non-current asset
Property, plant, equipment and construction in progress, net	19,313,667	20,135,339
Land use rights, net	4,014,734	4,035,254
Other intangible assets	-	-
Due from related parties – non-current	-	-
Deferred tax assets	158,431	158,455
Goodwill	3,890	3,890
Operating lease right-of-use assets	88,783
Other non-current assets	37,210	158,455
Total non-current assets	$23,616,715	$24,335,303
TOTAL ASSETS	$158,059,358	$131,978,737

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 (Continued)

(IN U.S. DOLLARS)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Current Liabilities
Short-term bank loans	$8,664,680	$18,487,356
Notes payable-bank acceptance notes	42,626,471	25,889,067
Accounts payable	28,288,161	22,005,260
Customer deposits	335,631	366,029
Due to related parties	7,514,772	9,051,119
Other current liabilities	1,490,381	2,212,325
Current portion of operating lease liabilities	32,806	-
Long-term payable- current portion	390,293	797,179
Total current liabilities	$89,343,195	$78,808,335

Long-term liabilities
Long term operating lease liabilities	56,128	-
Long-term payables	-	166,292
Other long-term liabilities	2,183,427	2,342,648
Total long-term liabilities	$2,239,555	$2,508,940
TOTAL LIABILITIES	$91,582,750	$81,317,275
COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, unlimited shares authorized; 11,371,171 and 10,225,142 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	-	-
Additional paid-in capital	21,983,495	13,707,39
Statutory reserves	3,842,331	4,517,117
Retained earnings	33,340,787	26,728,332
Accumulated other comprehensive loss	418,351	(62,925)
Total shareholders’ equity	$59,584,964	$44,889,922
Non-controlling interest	6,891,644	5,771,540
TOTAL EQUITY	$66,476,608	$50,661,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,059,358	$131,978,737

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
REVENUES	$23,084,793	$16,520,598	$75,899,994	$42,969,010
COST OF GOODS SOLD	17,987,363	13,122,382	59,993,008	34,764,736
GROSS PROFIT	5,097,430	3,398,216	15,906,986	8,204,274
Selling expenses	522,770	270,654	1,397,462	792,030
General and administrative expenses	1,150,769	324,073	2,814,120	1,841,958
Research and development expenses	1,372,215	564,204	3,337,056	1,604,151
Total operating expenses	$3,045,754	$1,158,931	$7,548,638	$4,238,139
INCOME FROM OPERATIONS	$2,051,676	$2,239,285	$8,358,348	$3,966,135
Interest income	4,737	66,960	14,165	142,791
Interest expense	(106,506)	(231,760)	(508,359)	(942,524)
Other income	231,466	(1,267,982)	829,556	(415,150)
INCOME BEFORE INCOME TAX	$2,181,373	$806,503	$8,693,710	$2,751,252
INCOME TAX	927,844	346,502	1,844,619	491,660
NET INCOME	$1,253,529	$460,001	$6,849,091	$2,259,592
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	225,181	252,068	911,422	535,898
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$1,028,348	$207,933	$5,937,669	$1,723,694
OTHER COMPREHENSIVE INCOME (LOSS):	(605,515)	3,657,192	(29,781)	2,410,267
Unrealized foreign currency translation income (loss) attributable to Greenland technologies holding corporation and subsidiaries	(433,694)	2,863,032	(31,313)	2,303,218
Unrealized foreign currency translation income (loss) attributable to Noncontrolling interest	(171,821)	794,160	1,532	107,049
Comprehensive income	594,654	3,070,965	5,906,356	4,026,912
Noncontrolling interest	53,360	1,046,228	912,954	642,947
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	11,371,171	10,021,142	10,749,425	10,017,204
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.09	0.02	0.55	0.17

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2019	10,006,142	-	$15,226,685	$(360,981)	3,866,574	$19,863,600	$8,366,246	$46,962,124
Restricted stock grants	15,000	-	42,800	-	-	-	-	42,800
Net income	-	-	-	-	-	256,664	71,419	328,083
Transfer to statutory reserve	-	-	-	-	60,253	(60,253)	-	-
Foreign currency translation adjustment	-	-	-	(604,994)	-	-	(700,766)	(1,305,760)
Balance at March 31, 2020	10,021,142	-	$15,269,485	$(965,975)	3,926,827	$20,060,011	$7,736,899	$46,027,247
Net income	-	-	-	-	-	1,259,097	212,411	1,471,508
Transfer to statutory reserve	-	-	-	-	195,723	(195,723)	-	-
Dividend	-	-	-	-	-	(13,447)	-	(13,447)
Foreign currency translation adjustment	-	-	-	45,180	-	-	13,655	58,835
Balance at June 30, 2020	10,021,142	-	15,269,485	(920,795)	4,122,550	21,109,938	7,962,965	47,544,143
Net income	-	-	-	-	-	207,933	252,068	460,001
Transfer to statutory reserve	-	-	-	-	216,068	(216,068)	-	-
Foreign currency translation adjustment	-	-	-	2,863,032	-	-	794,160	3,657,192
Balance at September 30, 2020	10,021,142	-	15,269,485	1,942,237	4,338,618	21,101,803	9,009,193	51,661,336

Balance at December 31, 2020	10,225,142	-	$13,707,398	$(62,925)	4,517,117	$26,728,332	$5,771,540	$50,661,462
Restricted stock grants	51,000	-	51,000	-	-	-	-	51,000
Sale of stock and warrants	221,985	-	1,858,841	-	-	-	-	1,858,841
Net income	-	-	-	-	-	2,128,568	314,671	2,443,239
Foreign currency translation adjustment	-	-	-	(189,103)	-	-	(69,126)	(258,229)
Balance at March 31, 2021	10,498,127	-	$15,617,239	$(252,028)	4,517,117	$28,856,900	$6,017,085	$54,756,313
Sale of stock and warrants	873,044	-	6,366,256	-	-	-	-	6,366,256
Net income	-	-	-	-	-	2,780,753	371,570	3,152,323
Transfer to statutory reserve	-	-	-	-	(674,786)	674,786	-	-
Foreign currency translation adjustment	-	-	-	591,484	-	-	242,479	833,963
Balance at June 30, 2021	11,371,171	-	21,983,495	339,456	3,842,331	32,312,439	6,631,134	65,108,855
Net income	-	-	-	-	-	1,028,348	225,181	1,253,529
Foreign currency translation adjustment	-	-	-	78,895	-	-	35,329	114,224
Balance at September 30, 2021	11,371,171	-	21,983,495	418,351	3,842,331	33,340,787	6,891,644	66,476,608

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED, IN U.S. DOLLARS)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,849,091	$2,259,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,874,166	1,751,084
Loss on disposal of property and equipment	(959)	-
Increase in allowance for doubtful accounts	-	114,108
Increase (Decrease) in allowance for notes receivable	-	(8,166)
Increase (Decrease) in provision for inventory	-	(59,565)
Deferred tax assets	2,023	(17,139)
Stock based compensation expense	66,200	42,800
Loss on prepayment of financing lease obligations	-	53,130
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(8,723,305)	(3,410,247)
Notes receivable	(5,813,094)	(3,311,935)
Inventories	(5,015,669)	(2,201,159)
Advance to suppliers	245,300	(51,312)
Other current and noncurrent assets	78,818	205,389
Increase (Decrease) In:
Accounts payable	5,982,220	6,324,278
Customer deposits	(34,905)	197,285
Other current liabilities	(559,803)	(263,813)
Income tax payable	-	248,702
Due to related parties	(319,062)	312,785
Long-term payables-unamortized deferred financing costs	(196,662)	199,742
Other long-term liabilities	(298,782)	(184,022)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5,864,423)	$2,201,537

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the nine months ended September 30
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Long term assets	$(852,269)	$(436,446)
Proceeds from government grants for construction	166,508	253,329
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(685,761)	$(183,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$8,632,927	$20,838,520
Repayments of short-term bank loans	(18,652,874)	(17,547,399)
Notes payable	16,349,406	20,646,974
Proceeds from related parties	418,856	(18,502,957)
Repayment of loans from related parties	(1,747,808)	1,018,437
Repayment of loans from third parties	(309,449)	(520,823)
Proceeds from third parties	154,725	(5,723,689)
Dividend paid	-	4,376,267
Proceeds received from financing lease obligation	-	(13,447)
Prepayment of lease-financing obligations	-	1,430,922
Payment of principal on financing lease obligation	(386,572)	(2,295,833)
Proceeds from equity and debt finaning	8,209,897	(1,510,861)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$12,669,108	$2,196,111
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$6,118,924	$4,214,531
Effect of exchange rate changes on cash	134,379	1,262,878)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	9,403,053	5,717,207
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$15,656,356	$11,194,616
Bank balances and cash	9,020,787	10,418,741
Bank balances and cash included in assets classified as restricted cash	6,635,569	775,875

Supplemental Disclosure of Cash Flow Information
Income taxes paid	1,168,461	417,549
Interest paid	533,027	946,589

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

Greenland, through its subsidiaries, is:

●	a leading developer and manufacturer of transmission products for material handling machineries in China; and

●	a developer of electric industrial vehicles.

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

Greenland has experienced increased demand for forklifts in the manufacturing industry in the PRC, as its revenue increased from approximately $42.97 million for the nine months ended September 30, 2020 to approximately $75.90 million for the nine months ended September 30, 2021. Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to the lockdown as a result of the COVID-19 pandemic, and part of the Company’s backlogged orders were processed during the nine months ended September 30, 2021, which contributed to an increase in its revenues for the nine months ended September 30, 2021. For the nine months ended September 30, 2021 and 2020, Greenland sold 110,082 and 71,749 sets of transmission products, respectively, to more than 100 forklift manufacturers in aggregate in PRC.

In December 2020, Greenland launched a new division that focuses on the production and sale of electric industrial vehicles; a market that Greenland intends to develop to diversify its product offerings.  Greenland’s teams have completed the first batch of GEF-series electric forklifts, a lithium powered forklift with three models ranging in size from 1.8 ton to 3.5 tons, and began commercial sales of these electric forklifts in the United States market in November 2021.  In addition, Greenland has completed construction of the initial GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, which is expected to become available for sale beginning in November 2021.  These vehicles will be followed by Greenland’s GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, whose production has completed and is scheduled for arrival in the United States in January 2022.  Greenland plans to establish assembly sites and experience centers in the United States in 2022 to support local sales, assembly and distribution.

The COVID-19 pandemic has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. Effective February 3, 2020, the Company announced the temporary closure of its operating offices in Zhejiang Province, including suspension of its manufacturing activities in response to the emergency measures imposed by the local government. The Company’s operating subsidiaries were temporary shut down until the end of February 2020. Moreover, the pandemic has significantly limited suppliers’ ability to provide low-cost, high-quality parts and materials to the Company on a timely basis. Zhejiang Province, where we conduct a substantial part of our business, is one of the most affected areas in China. As of the date of this report, Chinese industries have gradually resumed businesses as government officials started to ease the restrictive measures since April 2020. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

The Company’s Shareholders

As of September 30, 2021, Cenntro Holding Limited owns 59.20% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability Company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability Company incorporated on April 24, 2006, invested $8,000,000 USD into Zhejiang Zhongchai for its approximately 75.47% interest. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred all its 24.528% interest in Zhejiang Zhongchai to Zhongchai Holding for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. As of September 30, 2021, Zhongchai Holding owns approximately 89.47% of Zhejiang Zhongchai and Jiuxin owns approximately 10.53% of Zhejiang Zhongchai.

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

Greenland Tech

Greenland Technologies Corporation was incorporated in the state of Delaware on January 14, 2020 as a wholly owned subsidiary of Greenland (“Greenland Tech”). The Company uses Greenland Tech as its U.S. operation site for the assembly, marketing and sales of electric industrial vehicles for the North American market.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of September 30, 2021, are as follows:

Name	Domicile and Date of Formation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	20,000,000	89.47%	Manufacture, sale of various transmission boxes.
Shanghai Hengyu Enterprise Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 9, 2019	RMB	6,080,835	100%	Trading.
Greenland Technologies Corporation	Delaware, USA January 14, 2020	USD	6,363,557	100%	US operation and distribution of electric industrial vehicles for North American market

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

Principles of Consolidation

The consolidated financial statements include the accounts of Greenland Technologies Holding Corporation and its subsidiaries and have been prepared in accordance with U.S. GAAP. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the nine months ended September 30, 2021 and 2020 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

	For the nine months ended September 30,
	2021	2020
Period end RMB: US$ exchange rate	6.4434	6.7896
Period average RMB: US$ exchange rate	6.4631	6.9885

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its bank accounts in USA, PRC and Hong Kong Special Administrative Region (“SAR”). Balances at financial institutions or state-owned banks within PRC and Hong Kong SAR are not covered by insurance.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $1.00 million and $1.08 million as of September 30, 2021 and December 31, 2020, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead. As of September 30, 2021 and December 31, 2020, the Company had reserves for inventories of $0 million and $0 million, respectively. The Company records inventory reserves for excess or obsolete inventories based upon assumptions about our current and future demand forecasts.

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.21 million and $0.45 million as of September 30, 2021 and December 31, 2020.

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

There was no impairment loss recognized for the nine months ended September 30, 2021 and 2020.

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

The Company has determined that the leaseback transaction that it entered in 2019 fails to qualify as a sale because control is not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor, with an implicit interest rate of 4.0038%.

The Company leases premises for offices under non-cancellable operating leases in current year. Operating lease payments are expensed over the term of lease using straight line method. The Company’s offices leases have a 3 year term. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into but which have not yet commenced. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases.

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

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company product returns and recorded reserve for sales returns were minimal for the nine months ended September 30, 2021 and 2020. The total rebates amount is accounting for around 0.11% and 0.51% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
Major Product	2021	2020	2021	2020
Transmission boxes for Forklift	19,806,162	14,998,460	66,199,525	39,359,886
Transmission boxes for Non-Forklift (EV, etc.) and parts of transmission boxes	3,278,631	1,522,138	9,700,469	3,609,124
Total	23,084,793	16,520,598	75,899,994	42,969,010

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $1,372,215 and $564,204 for the three months ended September 30, 2021 and 2020, respectively. Research and development costs are expensed as incurred and totaled approximately $3,337,056 and $1,604,151 for the nine months ended September 30, 2021 and 2020, respectively.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.18 million and $2.34 million at September 30, 2021 and December 31, 2020, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2021 and December 31, 2020, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Earnings per share

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares equivalents had been issued and if the additional ordinary shares were dilutive. On October 24, 2019, the Company completed a reverse merger with Greenland Acquisition Corporation whereby the Company received 7,500,000 shares in exchange for all the share capital, which is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the annual financial statements of the Company. The impact of the stock exchange is also shown on the Company’s Statements of Shareholders’ Equity.

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

Pursuant to the CIIX Termination Agreement and the SCCG Termination Agreement, 5,000 and 10,000 restricted ordinary shares, no par value, were issued to CIIX and SCCG on March 12, 2020 and March 13, 2020, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2021 and December 31, 2020. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2021 and December 31, 2020.

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

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and yet, because of the fluctuating exchange rates, record higher or lower profit depending on exchange rate of PRC Renminbi (RMB) converted to U.S. dollars on the relevant dates. The exchange rate could fluctuate depending on changes in the political and economic environment without notice.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the nine months ended September 30,
	2021		2020
Major customers representing more than 10% of the Company’s revenues
Company A	$12,790,991	16.85%	$9,366,809	21.80%
Company B	10,150,263	13.37%	-	-
Total Revenues	$22,941,254	30.23%	$9,366,809	21.80%

	As of
	September 30, 2021		December 31, 2020
Major customers of the Company’s accounts receivable
Company A	2,222,550	10.42%	1,648,391	10.50%
Company B	1,949,415	9.14%	1,278,818	8.15%
Company C	1,759,913	8.26%	1,267,731	8.08%
Total	$5,931,878	27.82%	$4,194,940	26.73%

Accounts receivable from the Company’s major customers accounted for 27.82% and 26.73% of total accounts receivable balances as of September 30, 2021 and December 31, 2020, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	September 30, 2021	December 31, 2020
Accounts receivable	$22,320,108	$13,395,080
Less: allowance for doubtful accounts	(999,026)	(986,532)
Accounts receivable, net	$21,321,082	$12,408,548

Changes in the allowance for doubtful accounts are as follows:

	For the three months ended September 30,
	2021	2020
Beginning balance	$986,532	$1,037,797
Provision for doubtful accounts	-	114,108
Effect of FX change	12,494	31,865
Ending balance	$999,026	$1,183,770

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

	As of
	September 30, 2021	December 31, 2020
Raw materials	$8,080,765	$5,682,382
Revolving material	961,068	742,437
Consigned processing material	42,325	51,290
Work-in-progress	2,446,920	2,015,677
Finished goods	9,077,878	6,888,277
Inventories, net	$20,608,956	$15,380,063

NOTE 6 – NOTES RECEIVABLE

	As of
	September 30, 2021	December 31, 2020
Bank notes receivable:	$37,012,830	$30,803,772
Commercial notes receivable	15,520	-
Total	$37,028,350	$30,803,772

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to nine months from the date of issuance. As of September 30, 2021, the Company pledged notes receivable for an aggregate amount of $26.51 million to Bank of Communications and Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $28.34 million. As of December 31, 2020, the Company pledged notes receivable for an aggregate amount of $26.53 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $23.70 million. The Company expects collection of notes receivable within 6 months.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) At September 30, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Buildings	$12,611,670	$12,453,285
Machinery	21,633,746	20,907,623
Motor vehicles	329,977	325,850
Electronic equipment	203,294	198,955
Total property plant and equipment, at cost	34,778,687	33,885,713

Less: accumulated depreciation	(15,879,577)	(13,843,189)
Property, plant and equipment, net	$18,899,110	$20,042,524
Construction in process	414,557	92,815
Total	$19,313,667	$20,135,339

For the nine months ended September 30, 2021 and 2020, depreciation expense amounted to $1.80 million and $1.69 million, respectively, of which $1.15 million and $1.25 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses etc.

For the nine months ended September 30, 2021 and 2020, $0 and $430,581 of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	September 30, 2021	December 31, 2020
Buildings, net	$11,190,588	$11,050,641
Machinery, net	2,177,515	2,150,284
Total	13,368,103	13,200,925

As of September 30, 2021, the Company pledged its ownership of buildings for net book value of RMB72.11 million ($11.19 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB94.63 million.

As of December 31, 2020, the Company pledged its ownership of buildings for net book value of RMB72.11 million ($11.05 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB104.63 million.

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

NOTE 8 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Land use rights, cost	$4,774,902	$4,715,188
Less: Accumulated amortization	(760,168)	(679,934)
Land use rights, net	$4,014,734	$4,035,254

As of September 30, 2021, there was land use rights with net book value of $4.01 million, which approximately were used as collateral for the Company’s short-term bank loans. As of December 31, 2020, there was land use rights with net book value of $4.04 million, which approximately were used as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of September 30, 2021:

Years ending September 30,	Amortization expense
2022	$95,207
2023	95,207
2024	95,207
2025	95,207
2026	95,207
Thereafter	3,538,699
Total	$4,014,734

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NOTES PAYABLE

	As of
	September 30, 2021	December 31, 2020
Bank acceptance notes	$42,626,471	$25,889,067
Total	$42,626,471	$25,889,067

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $6.64 million and $2.24 million restricted cash, $26.51 million and $26.53 million notes receivable, and $4.01 million and $4.04 million land use rights, as of September 30, 2021 and December 31, 2020, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 10 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	September 30, 2021	December 31, 2020
Procurement of Materials	$27,225,219	$21,140,063
Infrastructure & Equipment	945,620	717,053
Freight fee	117,322	148,144
Total	$28,288,161	$22,005,260

NOTE 11 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	September 30, 2021	December 31, 2020
Collateralized bank loans	$7,888,692	$17,261,302
Guaranteed bank loans	775,988	1,226,054
Total	$8,664,680	$18,487,356

Short-term loans as of September 30, 2021 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	September 30, 2021
Aug.23, 2022	Operating Loans	Agricultural bank of PRC	4.57	$2,922,369
Aug.18, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,241,581
Aug.18, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,086,383
Sep.01, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,638,359
Jan.21, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$775,988
Total				$8,664,680

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

The average annual interest rate of the short-term bank loans was 4.6275% and 4.7467% for the nine months ended September 30, 2021 and 2020, respectively. The Company was in compliance with its loan financial covenants at September 30, 2021 and December 31, 2020, respectively.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	September 30, 2021	December 31, 2020
Employee payables	114,637	483,922
Other tax payables	1,117,185	1,208,323
Borrowing from third party	258,559	520,080
Total	$1,490,381	$2,212,325

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	September 30, 2021	December 31, 2020
Subsidy	2,183,427	2,342,648
Total	$2,183,427	$2,342,648

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of September 30, 2021, grant income decreased by $0.16 million, as compared to December 31, 2020. The change was mainly due to timing of incurring qualifying expenses.

Note 14 – LEASES

The Company leases most of its corporate offices under operating leases, with initial terms of 3 years. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. Supplemental cash flow information related to leases for the three months ended September 30, 2021 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$17,970
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of September 30, 2021 is as follows:

Operating leases:
Operating lease right-of-use assets	$88,783

Current portion of operating lease liabilities	$32,806
Long-term operating lease liabilities	56,128
Total operating lease liabilities	$88,934

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2021:

Operating
For the year ending September 30,	Leases
2022	36,518
2023	36,840
2024	24,682
Total lease payments	98,040

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LONG TERM PAYABLES

	As of
	September 30, 2021	December 31, 2020
Long-term payables current portion	$390,293	$797,179
Long-term payables– non-current portion	-	166,292
Total	$390,293	$963,471

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

NOTE 16 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of September 30, 2021 and December 31, 2020, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 11,371,171 and 10,225,142 ordinary shares issued and outstanding.

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

NOTE 16 – STOCKHOLDER’S EQUITY (CONTINUED)

Simultaneously with the consummation of its initial public offering, the Company completed a private placement of 282,000 units, issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”).

In 2019, in connection with the Business Combination 3,875,458 shares have been redeemed and 81,400 shares have been converted into ordinary shares, 1,906,542 ordinary shares were left outstanding upon consummation of the reverse recapitalization.

Pursuant to the Share Exchange Agreement, Greenland acquired from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to be issued to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes. The recapitalization of the number of ordinary shares attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented. The impact of the stock exchange is also shown on the Company’s Statements of Stockholders’ Equity.

Pursuant to certain Finder Agreement with Hanyi Zhou, dated May 29, 2019, 50,000 newly issued ordinary shares were issued to Zhou Hanyi as a finder fee for the Business Combination.

In connection with the Business Combination, all the outstanding rights of the Company were converted into 468,200 ordinary shares on a one-tenth (1/10) ordinary share per right basis if holders of the rights elected to convert their rights into underlying ordinary shares.

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

On June 30, 2021, the Company closed a firm commitment offering of 857,844 ordinary shares at $8.16 per share with gross proceeds of $7,000,007 under its effective shelf registration statement.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCKHOLDER’S EQUITY (CONTINUED)

Rights — Each holder of a right was entitled to receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination.

As of September 30, 2021, all of the existing Rights were converted into 468,200 ordinary shares as a result of the Business Combination.

Warrants — The Company’s outstanding warrants held by CEDE & CO (“Public Warrants”) may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, the holders may, during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2021, there were total 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan Capital Markets, LLC and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of September 30, 2021, there was a unit purchase option outstanding to purchase 120,000 units.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution, but includes vested restricted stocks and is computed by dividing income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised and converted into ordinary shares. On October 24, 2019, the Company completed a reverse merger with Zhongchai Holding. The recapitalization of the number of ordinary shares attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented. Pursuant to the CIIX Termination Agreement and the SCCG Termination Agreement, 5,000 and 10,000 restricted ordinary shares, no par value, were issued to CIIX and SCCG on March 12, 2020 and March 13, 2020 respectively.

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$528,348	$207,933	$5,437,669	$1,723,694
Weighted average basic and diluted computation shares outstanding:
Shares issued in reverse recapitalization	11,371,171	10,006,142	10,225,142	10,006,142
Weighted average shares of restricted grants	-	15,000	-	15,000
Weighted average shares issued for exercise of warrants	-	-	1,146,029	-
Weighted average ordinary shares	11,371,171	10,021,142	10,749,425	10,017,204
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Ordinary shares and ordinary shares equivalents	11,371,171	10,021,142	10,749,425	10,017,204
Basic and diluted net income per share	$0.05	$0.02	0.51	0.17

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Domestic Sales	$22,902,711	$16,426,209	$75,510,611	$42,800,357
International Sales	182,082	94,389	389,383	168,653
Total	$23,084,793	$16,520,598	$75,899,994	$42,969,010

NOTE 19 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the nine months ended September 30, 2021 was 21.22%. The effective tax rate for the nine months ended September 30, 2021 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

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

The Company has recorded $0 unrecognized benefit as of September 30, 2021. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Pledged collateral for bank loans

On December 6, 2019, Zhejiang Zhongchai signed a maximum amount pledge contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (“ABC Xinchang”), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 6, 2019 to May 21, 2022. As of September 30, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this pledge contract was RMB18.83 million and RMB38.83 million, respectively.

On November 28, 2019, Zhejiang Zhongchai signed a maximum amount pledge contract with ABC Xinchang, pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to December 26, 2022. As of September 30, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this pledge contract was RMB0 million and RMB40.80 million, respectively.

On December 17, 2019, Zhejiang Zhongchai signed a maximum amount pledge contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 16, 2019 to December 15, 2024. As of September 30, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this pledge contract was RMB17.00 million and RMB17.00 million, respectively.

On December 18, 2019, Zhejiang Zhongchai signed a maximum amount pledge contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 16, 2019 to December 15, 2024. As of September 30, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million and RMB8.00 million, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On October 14, 2019, the plaintiff, the Company and all other named defendants entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019.  Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement on Schedule 14A, filed with the Commission on December 1, 2020 mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. As of January 25, 2021, we have been settled with our counter party which paid into in total $65,000. As of September 30, 2021, those discussions have been completed.

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

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of September 30, 2021:

Years ending September 30,	Amount
2022	390,293
Total	$390,293

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS

(a)	Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu

(b)	Summary of Balances with Related Parties:

	As of
	September 30, 2021	December 31, 2020
Due to related parties:
Sinomachinery Holding Limited[1]	$1,775,869	$1,775,869
Zhejiang Kangchen Biotechnology Co., Ltd[2]	-	64,505
Zhejiang Zhonggong Machinery Co., Ltd.[3]	482,903	538,166
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	2,871	3,602
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	94,442	514,365
Cenntro Holding Limited⁷	1,341,627	1,591,627
Peter Zuguang Wang⁷	-	25,000
Greenland Asset Management Corporation[7]	-	-
Xinchang County Jiuxin Investment Management Partnership (LP)[7]	3,627,060	4,347,985
Hangzhou Jiuru Economic Information Consulting Co. Ltd[7]	190,000	190,000
Total	$7,514,772	$9,051,119

The balance of due to related parties as of September 30, 2021 and December 31, 2020 consisted of:

1	Advance from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.;

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.;

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	September 30, 2021	December 31, 2020
Due from related parties-current:
Cenntro Holding Limited	$39,023,185	$38,535,171
Cenntro Smart Manufacturing Tech. Co., Ltd.	3,104	-
Total	$39,026,289	$38,535,171

The balance of due from related parties as of September 30, 2021 and December 31, 2020 consisted of:

Other receivable from Cenntro Holding Limited was $39.0 million and $38.5 million as of September 30, 2021 and December 31, 2020, respectively.

The Company expects the amount due from its equity holder, Cenntro Holding will be paid back on April 27, 2022, as the Company and Cenntro Holding Limited mutually agreed to an extension of repayment from the end of October 2020, the original maturity date.

(c)	Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the nine months ended September 30, 2021 and 2020 are listed below:

Withdraw funds from related parties:	For the nine months ended September 30,
	2021	2020
Zhejiang Zhonggong Machinery Co., Ltd.	77,362	502,111
Cenntro Smart Manufacturing Tech. Co., Ltd.	29,553	-
Peter Zuguang Wang	25,000	25,000
Greenland Asset Management Corporation		70,000
Xinchang County Jiuxin Investment Management Partnership (LP)	-	257,566
Cenntro Holding Limited	251,973	151,973
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	34,968	11,787
Total	418,856	1,018,437

Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	139,252	500,823
Xinchang County Jiuxin Investment Management Partnership (LP)	773,623	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	458,913	-
Cenntro Smart Manufacturing Tech. Co., Ltd.	36,515	-
Zhejiang Kangchen Biotechnology Co., Ltd	64,505	-
Greenland Asset Management Corporation		20,000
Cenntro Holding Limited	250,000	-
Peter Zuguang Wang	25,000	-
Total	1,747,808	520,823

NOTE 22 – SUBSEQUENT EVENTS

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

Greenland, through its subsidiaries, is:

●	a leading developer and manufacturer of transmission products for material handling machineries in China; and

●	a developer of electric industrial vehicles.

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

Greenland has experienced increased demand for forklifts in the manufacturing industry in the PRC, as its revenue increased from approximately $42.97 million for the nine months ended September 30, 2020 to approximately $75.90 million for the nine months ended September 30, 2021. Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to the lockdown as a result of the COVID-19 pandemic, and part of the Company’s backlogged orders were processed during the nine months ended September 30, 2021, which contributed to an increase in its revenues for the nine months ended September 30, 2021.

Greenland’s transmission products are adopted by forklift trucks with weighted capacity ranging from 1 ton to 15 tons. These forklift trucks use either mechanical or automatic shift. Greenland sells its transmission products directly to forklift truck manufacturers. For the nine months ended September 30, 2021 and 2020, Greenland sold 110,082 and 71,749 sets of transmission products, respectively, to more than 100 forklift manufacturers in aggregate in PRC.

In December 2020, Greenland launched a new division that focuses on the production and sale of electric industrial vehicles; a market that Greenland intends to develop to diversify its product offerings.  Greenland’s teams have completed the first batch of GEF-series electric forklifts, a lithium powered forklift with three models ranging in size from 1.8 ton to 3.5 tons, and began commercial sales of these electric forklifts in the United States market in November 2021.  In addition, Greenland has completed construction of the initial GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, which is expected to become available for sale beginning in November 2021.  These vehicles will be followed by Greenland’s GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, whose production has completed and is scheduled for arrival in the United States in January 2022.  Greenland plans to establish assembly sites and experience centers in the United States in 2022 to support local sales, assembly and distribution.

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

Since late March 2020, the Company’s business operations have gradually recovered from the negative impacts due to the lockdown, and the Company’s backlogged orders were mostly processed during the rest of fiscal year 2020 and also the first quarter of fiscal year 2021, which contributed to an increase in its revenues for the year ended December 31, 2020 and for the nine months ended September 30, 2021.

Starting from the fourth quarter of 2020, a few waves of COVID-19 infection emerged in various regions of China, and varying levels of restrictions have been reinstated. The extent to which the COVID-19 pandemic may affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted.

Results of Operations

For the three months ended September 30, 2021 and 2020

Overview

	For the three months ended September 30
	2021	2020	Change	Variance

Revenues	$23,084,793	$16,520,598	$6,564,195	39.7%
Cost of Goods Sold	17,987,363	13,122,382	4,864,981	37.1%
Gross Profit	5,097,430	3,398,216	1,699,214	50.0%
Selling expenses	522,770	270,654	252,116	93.2%
General and administrative expenses	1,150,769	324,073	826,696	255.1%
Research and development expenses	1,372,215	564,204	808,011	143.2%
Total Operating Expenses	3,045,754	1,158,931	1,886,823	162.8%
Income from operations	2,051,676	2,239,285	(187,609)	(8.4)%
Interest income	4,737	66,960	(62,223)	(92.9)%
Interest expenses	(106,506)	(231,760)	125,254	(54.0)%
Other income	231,466	(1,267,982)	1,499,448	(118.3)%
Income before income tax	2,181,373	806,503	1,374,870	170.5%
Income tax	927,844	346,502	581,342	167.8%
Net income	1,253,529	460,001	793,528	172.5%

Components of Results of Operations

	For the three months ended September 30
Component of Results of Operations	2021	2020

Revenues	$23,084,793	$16,520,598
Cost of Goods Sold	17,987,363	13,122,382
Gross Profit	5,097,430	3,398,216
Operating Expenses	3,045,754	1,158,931
Net Income	1,253,529	460,001

Revenue

Greenland’s revenue was approximately $23.08 million for the three months ended September 30, 2021, representing an increase of approximately $6.56 million, or 39.7%, as compared to that of approximately $16.52 million for the three months ended September 30, 2020. The increase was primarily due to a significant increase in our sales volume resulting from the continuously growing market demand and the ability to boost supplies while some competitors faced challenges in handling material shortage and were unable to deliver. On an RMB basis, revenue for the three months ended September 30, 2021 increased by approximately 30.8%, as compared to that for the three months ended September 30, 2020.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $17.99 million for the three months ended September 30, 2021, representing an increase by approximately $4.87 million, or 37.1%, as compared to that of approximately $13.12 million for the three months ended September 30, 2020. Cost of goods sold increased due to our increase in sales volume.

Gross Profit

Greenland’s gross profit was approximately $5.10 million for the three months ended September 30, 2021, representing an increase by approximately $1.70 million, or 50.0%, as compared to that of approximately $3.40 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, Greenland’s gross margins were approximately 22.1% and 20.6%, respectively. The increase was primarily due to a shift in the product mix towards higher value and more sophisticated products such as hydraulic transmission products.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expense

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.52 million for the three months ended September 30, 2021, representing an increase of approximately $0.25 million, or 93.2%, as compared to approximately $0.27 million for the three months ended September 30, 2020. The increase was mainly due to the increase in the unit price of transportation expenses.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.15 million for the three months ended September 30, 2021, representing an increase by approximately $0.83 million, or 255.1%, as compared to that of approximately $0.32 million for the three months ended September 30, 2020. The fundamental reasons for the rise in the general and administrative expenses were that the Company expanded its operations with increased legal fee and consultancy fee on business planning and projects in the three months ended September 30, 2021 compared to the same period in 2020.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.37 million for the three months ended September 30, 2021, representing an increase by approximately $0.81 million, or 143.2%, as compared to that of approximately $0.56 million for the three months ended September 30, 2020. Such increase was primarily attributable to the increase in the R&D investment in higher value and more sophisticated products and electrification products.

Income from Operations

Income from operations for the three months ended September 30, 2021 was approximately $2.05 million, representing a decrease of approximately $0.19 million, as compared to that of approximately $2.24 million for the three months ended September 30, 2020.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.01 million for the three months ended September 30, 2021, representing a decrease of approximately $0.06 million, or 92.9%, as compared to that of approximately $0.07 million for the three months ended September 30, 2020. The decrease in interest income was primarily due to the reason that less cash was deposited in banks during the three months ended September 30, 2021.

Greenland’s interest expenses were approximately $0.11 million for the three months ended September 30, 2021, representing a decrease of approximately $0.12 million, or 54.0%, as compared to that of approximately $0.23 million for the three months ended September 30, 2020. The decrease was primarily due to a reduction of our short-term loans for the three months ended September 30, 2021, compared to those for the three months ended September 30, 2020.

Other Income

Greenland’s other income was approximately $0.23 million for the three months ended September 30, 2021, an increase of approximately $1.50 million, or 118.3%, as compared to approximately $(1.27) million for the three months ended September 30, 2020. The increase was primarily due to a decrease in exchange loss from the devaluation of U.S. dollar over RMB for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Income Taxes

Greenland’s income tax was approximately $0.93 million for the three months ended September 30, 2021, as compared to that of approximately $0.35 million for the three months ended September 30, 2020.

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

On January 14, 2020, Greenland established its wholly owned subsidiary in the state of Delaware named Greenland Technologies Corporation (“Greenland Tech”). We aim to use it as its U.S. operation site for the assembly, marketing and sales of electric industrial vehicles for the North American market. Greenland Tech currently does not conduct any business activities. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since Greenland Tech was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2021.

Net Income

Our net income was approximately $1.25 million for the three months ended September 30, 2021, representing an increase of approximately $0.79 million, as compared to that of approximately $0.46 million for the three months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020

Overview

	For the nine months ended September 30
	2021	2020	Change	Variance

Revenues	$75,899,994	$42,969,010	$32,930,984	76.6%
Cost of Goods Sold	59,993,008	34,764,736	25,228,272	72.6%
Gross Profit	15,906,986	8,204,274	7,702,712	93.9%
Selling expenses	1,397,462	792,030	605,432	76.4%
General and administrative expenses	2,814,120	1,841,958	972,162	52.8%
Research and development expenses	3,337,056	1,604,151	1,732,905	108.0%
Total Operating Expenses	7,548,638	4,238,139	3,310,499	78.1%
Income from operations	8,358,348	3,966,135	4,392,213	110.7%
Interest income	14,165	142,791	(128,626)	(90.1)%
Interest expenses	(508,359)	(942,524)	434,165	(46.1)%
Other income	829,556	(415,150)	1,244,706	(299.8)%
Income before income tax	8,693,710	2,751,252	5,942,458	216.0%
Income tax	1,844,619	491,660	1,352,959	275.2%
Net income	6,849,091	2,259,592	4,589,499	203.1%

Components of Results of Operations

	For the nine months ended September 30
Component of Results of Operations	2021	2020

Revenues	$75,899,994	$42,969,010
Cost of Goods Sold	59,993,008	34,764,736
Gross Profit	15,906,986	8,204,274
Operating Expenses	7,548,638	4,238,139
Net Income	6,849,091	2,259,592

Revenue

Greenland’s revenue was approximately $75.90 million for the nine months ended September 30, 2021, representing an increase of approximately $32.93 million, or 76.6%, as compared to approximately $42.97 million for the nine months ended September 30, 2020. The increase was primarily due to a significant increase in our sales volume resulting from the continuously growing market demand and the ability to boost supplies while some competitors faced challenges in handling material shortage and were unable to deliver. On an RMB basis, revenue for the nine months ended September 30, 2021 increased by approximately 63.36%, as compared to the nine months ended September 30, 2020.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $60.00 million for the nine months ended September 30, 2021, representing an increase by approximately $25.23 million, or 72.6%, as compared to approximately $34.76 million for the nine months ended September 30, 2020. Cost of goods sold increased due to our increase in sales volume.

Gross Profit

Greenland’s gross profit was approximately $15.91 million for the nine months ended September 30, 2021, representing an increase by approximately 7.70 million, or 93.9%, as compared to approximately $8.20 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, Greenland’s gross margins were approximately 21.0% and 19.1%, respectively. The increase was primarily due to a shift in the product mix towards higher value and more sophisticated products such as hydraulic transmission products.

Selling Expense

Selling expenses mainly comprise of operating expenses (such as sales staff payroll), traveling expenses, and transportation expenses. Our selling expenses were approximately $1.40 million for the nine months ended September 30, 2021, representing an increase of approximately $0.61 million, or 76.4%, as compared to approximately $0.79 million for the nine months ended September 30, 2020. The increase was mainly due to an increase in the unit price of transportation expenses.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $2.81 million for the nine months ended September 30, 2021, representing an increase by approximately $0.97 million, or 52.8%, as compared to approximately $1.84 million for the nine months ended September 30, 2020. The fundamental reasons for the rise in the general and administrative expenses were that the company expanded its operations with increased legal fee and consultancy fee on business planning and projects in the nine months ended September 30, 2021 compared with the same period in 2020.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $3.34 million for the nine months ended September 30, 2021, representing an increase by approximately $1.74 million, or 108.0%, as compared to approximately $1.60 million for the nine months ended September 30, 2020. Such increase was primarily attributable to the increase in the R&D investment in higher value and more sophisticated products and electrification products.

Income from Operations

Income from operations for the nine months ended September 30, 2021 was approximately $8.36 million, representing an increase of approximately $4.39 million, as compared to approximately $3.97 million for the nine months ended September 30, 2020. Such increase was primarily attributable to the increase of gross profit.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.01 million for the nine months ended September 30, 2020, representing a decrease of approximately $0.13 million, or 90.1%, as compared to approximately $0.14 million for the nine months ended September 30, 2019. The decrease in interest income was primarily due to the reason that less cash was deposited in banks during the nine months ended September 30, 2021.

Greenland’s interest expenses were approximately $0.51 million for the nine months ended September 30, 2021, representing a decrease of approximately $0.43 million, or 46.1%, as compared to approximately $0.94 million for the nine months ended September 30, 2020. The decrease was primarily due to a reduction of our short-term loans for the nine months ended September 30, 2021, compared to those for the three months ended September 30, 2020.

Other Income

Greenland’s other income was approximately $0.83 million for the nine months ended September 30, 2021, representing an increase of approximately $1.25 million, or 299.8%, as compared to approximately $(0.42) million for the nine months ended September 30, 2020. The increase was primarily due to a decrease in exchange loss from the devaluation of U.S. dollar over RMB for the nine months ended September 30, 2021, compared to those for the nine months ended September 30, 2020.

Income Taxes

Greenland’s income tax was approximately $1.84 million for the nine months ended September 30, 2021, as compared to approximately $0.49 million for the nine months ended September 30, 2020. Our income tax expense increased due to an increase in overall profit during the nine months ended September 30, 2021.

Net Income

Our net income was approximately $6.85 million for the nine months ended September 30, 2021, representing an increase of approximately $4.59 million, as compared to approximately $2.26 million for the nine months ended September 30, 2020.

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

For the nine months ended September 30, 2021, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $18.65 million in bank loan, approximately $1.75 million in related parties loan, approximately $0.31 million in third parties loan, and maintained $15.66 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

The government subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $2.18 million and $2.34 million on September 30, 2021 and December 31, 2020, respectively.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of September 30, 2021, Greenland had approximately $9.02 million of cash and cash equivalents, representing an increase of approximately $1.86 million, or 26.01%, as compared to that of approximately $7.16 million as of December 31, 2020. The increase of cash was mainly attributable to proceeds from equity and debt financing during the nine months ended September 30, 2021.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of September 30, 2021, Greenland had approximately $6.64 million of restricted cash, representing an increase of approximately $4.39 million, or 195.70%, as compared to that of approximately $2.24 million as of December 31, 2020. The increase of restricted cash was due to the increase in the deposit for bank acceptance notes.

Accounts Receivable

As of September 30, 2021, Greenland had approximately $21.32 million of accounts receivables, representing an increase of approximately $8.91 million, or 71.83%, as compared to those of approximately $12.41 million as of December 31, 2020. The increase in accounts receivable was due to our slowed-down effort in receivables collections due to the COVID-19 pandemic and our increase in sales volume.

Greenland recorded approximately $1.00 million of provision for doubtful accounts as of September 30, 2021. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in PRC.

Due from Related Party

Due from related party was $39.03 million and $38.54 million as of September 30, 2021 and December 31, 2020, respectively. The current portion of due from related party was $39.03 million as of September 30, 2021, and the current portion of due from related party was $38.54 million as of December 31, 2020. We expect the amount due from our controlling shareholder, Cenntro Holding Limited, to be paid back on April 27, 2022, as mutually agreed by the Company and Cenntro Holding Limited, for an extension of repayment from the end of October 2020 in accordance with the original maturity date.

However, there is no guarantee that such amount will be repaid in whole or in part before the end of April 2022, if at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

Notes Receivable

As of September 30, 2021, Greenland had approximately $37.03 million of notes receivables, which will be collected by us within nine month. The increase of our notes receivables was approximately $6.22 million, or 20.21%, from that of approximately $30.80 million as of December 31, 2020.

Working Capital

Our working capital was approximately $45.10 million as of September 30, 2021, as compared to that of $28.84 million as of December 31, 2020, representing an increase of $16.26 million during the nine months ended September 30, 2021

Cash Flow

	For the nine months Ended September 30,
	2021	2020

Net cash provided by operating activities	$(5,864,423)	$2,201,537
Net cash provided by (used in) investing activities	$(685,761)	$(183,117)
Net cash provided by (used in) financing activities	$12,669,108	$2,196,111
Net increase in cash and cash equivalents and restricted cash	$6,118,924	$4,214,531
Effect of exchange rate changes on cash and cash equivalents	$134,379	$1,262,878
Cash and cash equivalents and restricted cash at beginning of year	$9,403,053	$5,717,207
Cash and cash equivalents and restricted cash at end of year	$15,656,356	$11,194,616

Operating Activities

Greenland’s net cash provided by operating activities were approximately $(5.86) million and $2.20 million for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, the main sources of cash inflow from operating activities were net income, change in accounts payable, and depreciation and amortization, with each amounted to approximately $6.85 million, $5.98 million and $1.87 million. respectively. The main causes of cash outflow were changes in notes receivable and accounts receivables, representing increases of approximately $5.81 million and $8.72 million, respectively.

For the nine months ended September 30, 2020, the main sources of cash inflow from operating activities were net income, change in accounts payable, and depreciation and amortization, with each amounted to approximately $2.26 million, $6.32 million and $1.75 million, respectively. The main causes of changes in cash outflow were changes in accounts receivables, notes receivable, inventories, representing increases of approximately $3.41 million, $3.31 million and $2.20 million, respectively.

Investing Activities

Net cash used in investing activities resulted a cash outflow of approximately $0.69 million for the nine months ended September 30, 2021. Cash used in investing activities for the nine months ended September 30, 2021 was mainly due to $0.17 million proceeds from government grants for construction, offset by approximately $0.85 million used for purchases of long-term assets.

Net cash used in investing activities resulted a cash outflow of approximately $0.18 million for the nine months ended September 30, 2020. Cash used in investing activities for the nine months ended September 30, 2020 was mainly due to $0.25 million proceeds from government grants for construction offset by approximately $ 0.44 million used for purchases of long-term assets.

Financing Activities

Net cash used in financing activities resulted a cash inflow of approximately $12.67 million for the nine months ended September 30, 2021, which was mainly attributable to approximately $8.21 million proceeds from equity and debt financing and approximately $16.35 million proceeds from notes payable. Such amounts were further offset by repayment of short-term bank loans for approximately $18.65 million, and repayment of loans from related parties for approximately $1.75 million.

Net cash used in financing activities resulted a cash outflow of approximately $2.20 million for the nine months ended September 30, 2020, which was mainly attributable to approximately $20.84 million proceeds from short-term bank loans and approximately $20.56 million proceeds from note payable. Such amounts were further offset by proceed from related party for approximately $18.50 million, and repayment of short-term bank loans for approximately $17.55 million.

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

Pursuant to certain Finder Agreement with Hanyi Zhou, dated May 29, 2019, 50,000 newly issued ordinary shares were issued to Zhou Hanyi as finder fee for the Business Combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2021, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting for the nine months ended September 30, 2021:

Accounting and Financial Reporting Personnel Material Weakness - As noted in Item 9A of our annual report on Form 10-K for the preceding fiscal year, management concluded that in light of the inexperience of our accounting staff with respect to the requirements of US GAAP-based reporting and SEC rules and regulations, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2021 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month period ended September 30, 2021.

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

Greenland Technologies Holding Corp.

Date: November 12, 2021	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President