Form 10-K
period 2021-12-31
Greenland Technologies Holding Corp.
filed 2022-03-31
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-26731

GREENLAND TECHNOLOGIES HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

British Virgin Islands	001-38605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Millstone Road, Building 400 Suite 130 East Windsor, NJ	08512
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 1 (888) 827-4832

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	GTEC	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $35.10 million.

As of March 31, 2022, there were 11,329,530 ordinary shares of the registrant outstanding.

i

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, or this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business, and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations, or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements, or development plans;

●	The Company’s ability to devise and implement effective internal controls and procedures;

●	The availability of additional capital to support capital improvements and development;

●	Global or national health concerns, including the outbreak of epidemic or contagious diseases such as the ongoing COVID-19 pandemic; and

●	Other risks identified in this Report and in our other filings with the U.S. Securities and Exchange Commission, or the SEC.

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

ii

PART I

ITEM 1.  BUSINESS

General

Greenland Technologies Holding Corporation (the “Company” or “Greenland”) was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. The Company was incorporated as a blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

Greenland serves as the parent company of Zhongchai Holding (Hong Kong) Limited, a holding Company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005, Hangzhou Greenland Energy Technologies Co., Ltd., an operating company formed under the laws of the PRC in 2019, and Shanghai Hengyu Business Management Consulting Co., Ltd., a company formed under the laws of the PRC in 2005. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the People’s Republic of China (the “PRC” or “China”).

Greenland Technologies Corp. (“Greenland Tech”) was incorporated on January 14, 2020 under the laws of the State of Delaware. Greenland Tech is a wholly-owned subsidiary of Greenland. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Through Zhongchai Holding and other subsidiaries, Greenland has experienced an increase in demand for forklifts in the manufacturing and logistics industries in China, as its revenue increased from approximately $66.86 million in the fiscal year 2020 to $98.84 million in the fiscal year 2021. The increase in revenue was primarily a result of significant increase in our sales volume, driven by steady growth of domestic sales in China. Based on the revenues in the fiscal years ended December 31, 2021 and 2020, we believe that Greenland is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2021 and 2020, Greenland sold an aggregate of 141,431 and 108,913 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, and GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader. In February 2022, Greenland launched its GEX-8000 all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

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

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units at a price of $10.00 per unit to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), which generated $2,820,000 in gross proceeds. We also sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000) commencing on consummation of the Business Combination (as defined below). The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on July 24, 2023. On February 18, 2021, Chardan exercised its option to purchase 120,000 units. As of the date of this Report, 120,000 units remain exercisable under the option.

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

Incorporation of Greenland Tech

On January 14, 2020, Greenland Tech was incorporated under the laws of the state of Delaware. Greenland Tech is a wholly-owned subsidiary of the Company. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

June 2021 Public Offering

On June 28, 2021, the Company entered into an underwriting agreement with Aegis Capital Corp., pursuant to which the Company agreed to sell to Aegis Capital Corp. in a firm commitment public offering 857,884 ordinary shares, no par value per share, of the Company, for an offering price of $8.16 per share. The Company received $7.0 million in gross proceeds from this offering, before deducting underwriting discounts and other related offering expenses.

At-the-market Offering Agreement

On November 19, 2021, the Company entered into an at the market offering agreement with H.C. Wainwright & Co., LLC, to create at an the market equity program pursuant to which the Company may offer and sell, from time to time, through or to H.C. Wainwright & Co., LLC, the Company’s ordinary shares, no par value per share, having an aggregate gross offering price of up to $7.72 million. As of the date of this Report, no ordinary shares of the Company have been sold under the at the market offering agreement.

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

Greenland Tech was incorporated in the state of Delaware on January 14, 2020 as a wholly owned subsidiary of Greenland. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Zhejiang Zhongchai, a 71.58% owned subsidiary of Zhongchai Holding, was formed in the PRC on November 21, 2005 and engages in the business of designing, manufacturing, and selling transmission products mainly for forklift trucks. 20.0% of the equity interests in Zhejiang Zhongchai is held by Xinchang County Jiuhe Enterprise Management (Limited Partnership), representing the collective equity interests of Zhejiang Zhongchai owned by its employees. The remaining 10.53% of Zhejiang Zhongchai’s capital stock is owned by Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity owned by Mengxing He, director and general manager of Zhejiang Zhongchai.

Hangzhou Greenland Energy Technologies Co., Ltd., formerly known as Hangzhou Greenland Robotic Co., Ltd. prior to November 6, 2020 (“Hangzhou Greenland”), a wholly-owned subsidiary of Zhongchai Holding, was formed in the PRC on August 9, 2019 and engages in the business of research and development of electric engineering vehicles, including electric forklifts, electric loading vehicles, electric digging vehicles, and other products. Hangzhou Greenland is also committed to product supply chain integration and overseas sales.

Shanghai Hengyu Business Management Consulting Co., Ltd. (“Hengyu”), a 62.5% owned subsidiary of Zhongchai Holding, was formed in PRC on September 10, 2005 and holds no assets other than an account receivable owed by Cenntro Holding Limited, the sole member of Zhongchai Holding prior to the closing of the Business Combination. The remaining 37.5% of Hengyu’s capital stock is beneficially owned by Peter Zuguang Wang, our chairman of the board of directors.

Products

Greenland provides transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In addition, Greenland recently has entered into the electric industry vehicles market, by designing and developing electric industry vehicles.

Transmission products for material handling machineries

Transmission Systems. For 15 years, Greenland, along with its subsidiaries, specializes in designing, developing, and manufacturing a wide range of transmission systems for material handling machineries, in particular forklift trucks. The range of the transmission systems covers machineries from one ton to fifteen tons. Most transmission systems contain auto transmission features. This feature allows for easy machine operations. In addition, Greenland provides transmission system for internal combustion powered machineries as well as for electrical powered machineries. Greenland has recently experienced an increasing demand for electric powered transmission systems. These transmission systems are key components for material handling machinery assembly. To meet this increasing demand, Greenland is able to providing these transmission systems to major forklift truck original equipment manufacturers (“OEMs”) as well as certain global branded manufacturers.

Integrated Powertrain. Through its PRC subsidiaries, Greenland designs and develops new and distinctive powertrains, which integrates electric motor, speed reduction gearbox, and driving axles into a combined integral module, in order to meet a growing demand for advanced electric forklift trucks. This integrated powertrain will enable the OEMs to significantly shorten design cycle, improve machinery efficiency, and simplify manufacturing process. There is a new trend that OEMs would rather use an integrated powertrain than separate electric motor, speed reduction gearbox, and driving axles, particularly in electric forklift trucks. Currently, Greenland makes two tons to three and a half-tons integrated powertrains for few electric forklift truck OEMs. Greenland is in the process of adding more integrated powertrain products for electric forklift truck OEMs with different sizes.

Electric Industrial Vehicles

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, and GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader. In February 2022, Greenland launched its GEX-8000 all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

Recent Regulatory Developments

We are subject to certain legal and operational risks associated with our operations in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and, as a result, these risks may result in material changes in the operations of our PRC subsidiaries, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. As of the date of this Report, we have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing or offering and, as such, no such permission or approval has been granted or denied. For instance, we believe that we are currently not required to obtain any permission or approval from the China Securities Regulatory Commission, or the CSRC and the Cyberspace Administration of China, or the CAC, in the PRC to offer securities to foreign investors. However, there is no guarantee that this will continue to be the case in the future in relation to a follow-on offering or the continued listing of our securities on a U.S. securities exchange, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. In the event that such approval is required in the future and we do not receive or maintain such approval, our ordinary shares may significantly decline in value or become worthless, and our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered.

In addition, we are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including but not limited to, limitations on foreign ownership in our industry. We are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our operations, the value of our ordinary shares may depreciate significantly or become worthless. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could adversely affect us.”

Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As of the date of this Report, our Company and our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Report, we have not received any inquiry, notice, warning, or sanctions from the CSRC or any other PRC governmental authorities regarding the offering of our securities outside of the PRC. As of the date of this Report, there are currently no relevant laws or regulations in the PRC that prohibit companies whose entity interests are within the PRC from listing on overseas stock exchanges. In the event that an approval from Chinese authorities is required, if we do not receive or maintain required approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by Chinese regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. In addition since these statements and regulatory actions are newly published, and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and our ability to continue our listing on an U.S. exchange. See “Risk Factors — Risks Related to Doing Business in China — We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq.”

Although we are not currently owned or controlled by a governmental entity in any foreign jurisdiction, the PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including steel sector where we have been doing our business. Any government decisions or actions to change the steel production, or any decisions the government might make to cut spending, could adversely impact our business and results of operations. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations with little advance notice that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Furthermore, the PRC government authorities may continue to strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence the operations of our PRC operating entities at any time, which may be beyond our control. Therefore, any such action may adversely affect the operations of our PRC subsidiaries and significantly limit or hinder our ability to offer or continue to offer securities to you and reduce the value of such securities or cause the value of such securities to be completely worthless. See “Risk Factors — Risks Related to Doing Business in China — The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, the business operations of our PRC subsidiaries may be materially and adversely affected and the value of our ordinary shares may significantly decrease.”

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCA Act, if Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. The PCAOB has been able to inspect our auditor, WWC P.C., an independent registered public accounting firm with its headquarters in San Mateo, California, and with its last inspection completed in December 2017. On December 16, 2021, the PCAOB issued a report to notify the SEC its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and Hong Kong, respectively, and identifies the registered public accounting firms in Mainland China and Hong Kong that are subject to such determinations. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. See “Risk Factors — Risks Related to Doing Business in China — A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Dividend Policy and Cash Transfers

We intend to retain all of our available funds and any future earnings to fund the development and growth of our business. As such, we do not expect to pay any cash dividends in the foreseeable future. We are permitted under PRC laws and regulations to provide funding to our PRC subsidiaries only through loans or capital contributions, and only if we satisfy the applicable government registration and approval requirements.

Our PRC subsidiaries are permitted to pay dividends only out of their retained earnings. However, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, after making up for previous year’s accumulated losses, if any, to fund certain statutory reserves, until the aggregate amount of such funds reaches 50% of registered capital. This portion of our PRC subsidiaries’ respective net assets are prohibited from being distributed to their shareholders as dividends. However, none of our PRC subsidiaries has made any dividends or distributions to our holding company or any U.S. investors as of the date of this Report. See “Risk Factors — Risks Related to Doing Business in China — We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business.”

In addition, the PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. See “Risk Factors — Risks Related to Doing Business in China — Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.”

A 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises. Any gain realized on the transfer of ordinary shares by such investors is also subject to PRC tax at a current rate of 10%, which in case of dividends will be withheld at source if such gain is regarded as income derived from sources within the PRC. See “Risk Factors — Risks Related to Doing Business in China — Under the PRC EIT Law, we may be classified as a ‘Resident Enterprise’ of China. Any classification as such will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

Several cash transfers have been made between our Company and our subsidiaries. Greenland has transferred $900,000 in cash to Hangzhou Greenland Energy Technologies Co., Ltd., $2,000 in cash to Zhongchai Holding (HK) Limited, and $200,000 in cash to Greenland Technologies Corporation.

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

Robust Research and Product Development Capabilities

Research and product development capabilities have been critical to Greenland’s historical growth and current market position. Such capabilities include the following:

●

Strong research and development team. Greenland’s research and development team is comprised of more than 77 professionals, or over 23% of Greenland’s employees. The team is led by Dr. Lei Chen, former professor at The University of Texas – Austin, who has many years of experience in research and development of new technologies.

●	Facilities. Greenland’s research and development facilities consist of a transmission technology center and an electric industry vehicle center. The transmission technology center is accredited by the Zhejiang provincial government. The technology center is made up of a product development and design department, a research center, three research departments that focuses on design, application, and manufacturing of internal combustion engines, and a post-doctoral workstation certified by the PRC Ministry of Human Resource and Social Security.

Strategic Service Network

The ability to provide timely after-sales services is critical in building and maintaining a loyal and solid customer base. We have strategically established an after-sales service network in locations with developed economies. For example, the eastern provinces of the PRC generally have significant demand for logistics services. Accordingly, Greenland, through its subsidiaries, has operated an in-house service center and retained service providers that conduct businesses predominantly in these regions. Users of Greenland’s products are able to reach Greenland through a service line, through which Greenland is able to provide prompt on-site technical services.

Experienced Management Team with Successful Track Records

Greenland’s senior management team is comprised of individuals who have operational experience, market knowledge, international management skill, and technical expertise. In addition, each member of the senior management team has a proven track record in building and turning companies into successful enterprises.

●	Peter Zuguang Wang has served as the sole director of Zhongchai Holding since April 2009 and the chairman of the board of directors of Zhejiang Zhongchai since September 2017. He has over 20 years of experience in technology and management, along with a unique background in research and development, operation, finance and management. Mr. Wang was the co-founder of Unitech Telecom (now a part of UTStarcom, Nasdaq: UTSI).

●	Raymond Z. Wang has served as our chief executive officer since October 2019 and the chief executive officer of Zhongchai Holding since April 2019. Mr. Wang has more than ten years of management and corporate governance experience, and has served as president and vice president for two international companies and vice chairman of the board for a non-profit organization. Mr. Wang’s experience includes warehouse management, logistics modernization, financial management, organizational management, business process optimization, and customer channel acquisition.

●	Jing Jin has served as our chief financial officer since October 2019. Mr. Jin is a Certified Public Account and has over 10 years of experience in accounting, budgeting, and financial planning across operations in the PRC and overseas. Prior to August 2019, Mr. Jin has also served as the chief financial officer of Tantech Holdings Ltd. (Nasdaq: TANH).

●	Lei Chen is our chief scientist and has over 25 years of experience as a scientist in both U.S. and PRC. He is skillful in unconventional solutions by crossing different science and technology disciplines. Dr. Chen has expertise in laser spectroscopy, high-speed data acquisition, atomic and molecular physics, Nanomaterial, software and hardware architecture and design, combustion engine and electrical motor, and livestock husbandry. Dr. Chen’s experience and scientific knowledge is valuable to Zhongchai Holding’s research and development efforts with respect to transmission products and future robotic products.

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

During the years ended December 31, 2021 and 2020, Greenland’s five largest customers contributed 54.06% and 48.85%, respectively, of its total revenues. In the same periods, Greenland’s single largest customer, Hangcha Group, accounted for 18.47% and 21.25%, respectively, of Greenland’s total revenue. Greenland sells products to Hangcha Group based on purchase orders submitted to its subsidiary, Zhongchai Holding.

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

The prices for iron and steel and other raw materials have historically fluctuated significantly in the PRC, which in turn has affected the Company’s business and operation results. Greenland closely monitors changes in raw material prices and seeks to adjust its inventory of raw materials during inflation periods. In addition, Greenland seeks to minimize the impact of fluctuations in raw material prices by adopting bidding processes in its raw material procurement process Greenland also seeks to price its products to reflect the expected fluctuations in raw material prices to the extent possible. However, there can be no assurance that Greenland could precisely estimate any increase in raw material price or pass on such increase to its customers.

Production

Greenland’s products are comprised of a number of major parts and components, including gearbox housing, gears, bearings, oil pumps, gear shafts, hydraulics, electric forklifts, wheeled excavators, and electrical components. The gearbox housing and gears parts are processed in-house at its manufacturing facility in Xinchang County, Zhejiang Province, the PRC. Components of such products, in general, are sourced, from third parties, assembled, and integrated to form finished products. The finished products then undergo further adjustments, fine tunings, testing, and quality inspections. At the end of the inspection process and prior to shipment to our warehouses for storage and distribution, the finished products are coated and painted.

For the manufacturing of its electric industrial vehicles, Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

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

Greenland’s management, including the heads and lead managers of various internal departments, such as sales and marketing and finance departments, as well as its chief executive officer and chief technology officer, reviews the preliminary project proposals and its research and development team formulates a final plan for each approved project after considering suggestions and comments by its management. The final plans will include detailed schedules and budgets for the projects. Greenland’s finance department monitors budget overruns. Any increase in the original budget must be reviewed and approved by management before the relevant project can continue.

Greenland has also focused on research and development with respect to its electric industrial vehicles. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, and GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader. In February 2022, Greenland launched its GEX-8000 all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

Strategic Growth Opportunity in the Electric Industrial Vehicle Industry

Greenland entered the electric industrial vehicle industry in December 2020. With our strategic supply chain partners, we have leveraged our robust research and development capabilities, as well as our industry and market experience to develop a new product line of electric industrial vehicles. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, and GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader.. In February 2022, Greenland launched its GEX-8000 all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

We believe that electric industrial vehicles, which include electric loaders, excavators and forklift trucks, have the following advantages over traditional internal combustion vehicles:

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

Call for Carbon Emission Reduction. Global efforts to reduce greenhouse gas and carbon emissions continue to grow with proposals such as the current U.S. administration seeking a target of net zero emission by 2050. These strategies will result in government and public support for the adoption of emission zero technologies and equipment across industries thus boosting the demand for eco-friendly electric powered industrial vehicles. As such, we expect that the demand for electric industrial vehicles will increase rapidly.

Highly Fragmented and Emerging Market. The electric industrial vehicle market is highly fragmented with few, if any, dominant local market participants. Although a few conventional industrial vehicles and construction equipment makers are in the process of electric products development a majority are years away from product deployment. This is to avoid cannibalization with the mature fossil fuel-powered equipment product lines which results in the lack of incentive to launch the full-electric industrial vehicles at the near term. As a result, with the early mover advantage together with Greenland’s strong research and development capability, we believe that Greenland is well-positioned to secure a meaningful role in the electric industrial vehicle market.

[1]	Marketsandmarkets Nov 2020 Report: Construction Equipment Market by Type (Excavator-Crawler & Mini, Loader-Backhoe, Skid-steer, Wheel, Dozer, Dump Truck, Others), Electric Equipment, Propulsion, Power Output, Application, Rental, Aftertreatment Device and Region - Global Forecast to 2025

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

Patents

As of December 31, 2021, Greenland held 104 registered patents with the PRC National Intellectual Property Administration (“CNIPA”), 94 of which are utility patents and 10 of which are invention patents. These patents relate to the manufacturing of products.

As of December 31, 2021, Greenland had been granted two trademarks registered with the CNIPA.

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

As of December 31, 2021, Greenland’s sales and marketing team consisted of 10 employees. Members of its sales and marketing teams have extensive experience and knowledge in the material handling equipment sector of the manufacturing industry. They are primarily responsible for identifying business opportunities, promoting products, collecting customer feedbacks and market information, bidding for or negotiating orders, and collecting payments.

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

Our key competitors are Shaoxing Advance Gearbox Co., Ltd., Changsha Zhongchuan Transmission Machinery Co. Ltd., and Ganzhou Wuhuan Machine Co., Ltd.

Employees

As of December 31, 2021, the total number of full-time employees employed at Greenland and its subsidiaries was 328, with 324 employees located in the PRC and four employees located in the U.S. The following table sets forth the number of its full-time employees by the function as of December 31, 2021:

Function	Number
Management	10
Administration	31
Production	187
Research and development	77
Sales and marketing	10
Other	16
Total	328

Greenland maintains mandatory social security insurance for its employees pursuant to Chinese laws. Furthermore, it contributes mandatory social security funds for employees with respect to retirement, medical, work-related injury, maternity, and unemployment benefits. Greenland has also included retirement plans for its employees in the U.S., including social security and pension.

Greenland believes that its success and continued growth depend on its ability to attract, retain, and motivate qualified employees. Greenland offers its employees competitive salaries, comprehensive training, and other fringe benefits and incentives. None of our employees are represented by labor unions, and no collective bargaining agreement has been put in place. Greenland has not had any labor strikes or other labor disturbances that have materially interfaced with its operations, and it believes that it has maintained a good work relationship with its employees.

Regulations

PRC Law and Regulation

Policy Relating to the Foreign Invested General Equipment Manufacturing Industry

The PRC implements its guidance on foreign investment in different industries through the Catalogue for the Guidance of Foreign Investment Industries and the Special Administrative Measures (Negative List) for Foreign Investment Access jointly amended and promulgated by the National Development and Reform Commission and the Ministry of Commerce from time to time. According to the Catalogue of Encouraged Industries for Foreign Investment (Edition 2020) and the Special Administrative Measures (Negative List) for Foreign Investment Access (Edition 2021) currently in force, the business activities that we engage in are not classified as “prohibited” or “restricted” foreign invested industries.

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

Law and Regulation Relating to Production Safety

Pursuant to the Production Safety Law of the PRC (the “Production Safety Law”) promulgated by the Standing Committee of the National People’s Congress on June 29, 2002, last amended on June 10, 2021 and effective on September 1, 2021, enterprises and institutions shall be equipped with the conditions for safe production as provided in the Production Safety Law and other relevant laws, administrative regulations, national standards and industrial standards. Any entity that is not equipped with such conditions is not allowed to engage in production and business operation activities.

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

Law and Regulation Relating to Environmental Protection

The laws and regulations governing the environmental requirements for all units that cause environmental pollution and other public hazards in the PRC include, but are not limited to, the Environmental Protection Law of the People’s Republic of China, the Environmental Impact Assessment Law of the People’s Republic of China, and the Administrative Regulations on Environmental Protection for Construction Projects. Pursuant to these laws and regulations, depending on the impacts on the environment caused by the project, environmental impact assessment documents shall be submitted by a developer for approval or record at the required time. In addition, a construction project for which an environment impact report or environment impact statement is formulated shall be put into production or use only when its complementary environmental protection facilities pass acceptance inspection.

Law and Regulation Relating to Labor Protection

Pursuant to the Labor Law of the PRC and the Labor Contract Law of the PRC which were promulgated on January 1, 1995 (amended on December 29, 2018) and January 1, 2008 (amended on December 28, 2012), respectively, labor contracts shall be concluded if labor relationships are to be established between the employer and the employees.

Pursuant to the Social Insurance Law of the PRC which was promulgated on October 28, 2010 and last amended on December 29, 2018, employees shall participate in basic pension insurance, basic medical insurance and unemployment insurance. Basic pension, medical and unemployment insurance contributions shall be paid by both employers and employees. Employees shall also participate in work-related injury insurance and maternity insurance. Work-related injury insurance and maternity insurance contributions shall be paid by employers rather than employees. An employer shall make registration with the local social insurance agency in accordance with the provisions of the Social Insurance Law of PRC. Moreover, an employer shall declare and make social insurance contributions in full and on time. Pursuant to the Regulations on Management of Housing Provident Fund which was promulgated on April 3, 1999 and amended on March 24, 2019, employers shall undertake registration at the competent administrative center of housing provident fund and then, undergo the procedures of opening the account of housing provident fund for their employees. Enterprises are also obliged to timely pay and deposit housing provident fund for their employees in full amount.

Law and Regulation Relating to Tax

Enterprise Income Tax

On March 16, 2007 and December 6, 2007 respectively, the National People’s Congress of China and the State Council of the PRC (the “State Council”) enacted the Enterprise Income Tax Law of the PRC and the Implementation Regulations of Enterprise Income Tax Law of the PRC (collectively the “PRC EIT Law”), both of which became effective on January 1, 2008 (amended successively from 2017 to 2019). The PRC EIT Law imposes a uniform enterprise income tax rate of 25% on all residence enterprises, including foreign-invested enterprises, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

However, the PRC EIT Law and its implementation rules permit certain “high-technology enterprises strongly supported by the state” which hold independent ownership of core intellectual property and simultaneously meet a list of other criteria, financial or non-financial, as stipulated in the Implementation Rules, to enjoy a 15% enterprise income tax rate subject to certain new qualification criteria. The State Administration of Taxation (the “SAT”), the PRC Ministry of Science and Technology and the MOF jointly issued the Administrative Rules for the Certification of High and New Technology Enterprise delineating the specific criteria and procedures for “high and new technology enterprises” certification.

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

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax (the “VAT Regulations”) was promulgated on December 13, 1993 and amended by the State Council and became effect on November 19, 2017. Under the VAT Regulations and its implementation regulations, value added tax, or the VAT, is imposed on the sales of goods and provision of processing, repair and replacement services within the PRC and the importation of goods into the PRC. The VAT standard rates had been 17% for taxpayers who have VAT taxable sales activities and 11% for taxpayers who imported goods until April 30, 2018, after which date the rates were reduced to 16% and 10%, respectively. The VAT rates was further reduced to 13% and 9%, respectively, starting from April 1, 2019.

Law and Regulation Relating to Intellectual Property Rights

Copyright Law

According to the Copyright Law of the PRC, which was amended on November 11, 2020 and became effective on June 1, 2021, Chinese citizens, legal entities or other organizations shall enjoy the copyright in their works, whether published or not, which include original intellectual achievements in the fields of literature, art and science which can be expressed in a certain form. Copyright owners shall enjoy various kinds of rights, including the right of publication, right of authorship and right of reproduction.

Patent Law

Pursuant to the Patent Law of the PRC which was amended on October 17, 2020 and became effective on June 1, 2021, the patent administration departments of the State Council are responsible for the administration of patents across the nation. The patent administration departments of provincial, autonomous region or municipal governments are responsible for administering patents within their respective jurisdictions. The PRC patent system adopts a “first come, first file” principle, which means where more than one person files a patent application for the same invention, a patent will be granted to the person who files the application first. To be patentable, invention or utility models must meet three criteria: novelty, inventiveness and practicability. Invention patents are valid for 20 years, while utility model patents are valid for 10 years and design patents are valid for 15 years, commencing from the date of application. The patentee shall pay annual fees commencing from the year when the parent right is granted. If the patentee does not pay annual fees according to the requirements, the patent will be terminated prior to its expiry. Other person must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of the patent rights. The infringer must, in accordance with the applicable regulations, undertake to cease the infringement, take remedial action and/or pay damages.

Trademark Law

Pursuant to the Trademark Law of the PRC which was amended on April 23, 2019 and became effective on November 1, 2019, the right to exclusive use of a registered trademark shall be limited to trademarks which have been approved for registration and to commodities for which the use of trademark has been approved. The period of validity of a registered trademark shall be 10 years, counted from the day the registration is approved. If a trademark registrant wishes to use a trademark after the expiration of the duration of the trademark registration, according to the requirements, a registration renewal application should be filed within 12 months prior to the expiration. Each registration renewal is valid for 10 years. Using a trademark that is identical with a registered trademark on the same commodities without the licensing of the registrant of the registered trademark; or using a trademark that is similar to a registered trademark on the same commodities, or using a trademark that is identical with or similar to the registered trademark on similar commodities without the licensing of the registrant of the registered trademark, which is likely to cause confusion; selling commodities that infringe upon the exclusive right to use a registered trademark; forging, manufacturing a registered trademark which was registered by others without authorization, or selling a registered trademark forged or manufactured without authorization; changing a registered trademark and putting the commodities with the changed trademark into the market without the consent of the registrant of the registered trademark; providing, intentionally, convenience for activities infringing upon others’ exclusive right to use a registered trademark, and facilitating others to commit infringement on the exclusive right to use a registered trademark, constitutes an infringement of the exclusive right to use a registered trademark. The infringer must undertake to cease the infringement, take remedial action and pay damages. The infringer also may be subject to fines or even criminal punishment.

Domain Names

The domain names are protected under the Administrative Measures for Internet Domain Names promulgated by Ministry of Industry and Information Technology, or the MIIT, on August 24, 2017, the effective date of which was November 1, 2017. MIIT is the major regulatory body responsible for the administration of the PRC Internet domain names, under supervision of which PRC Internet Network Information Center, or CNNIC, is responsible for the daily administration of CN domain names and Chinese domain names On June 18, 2019, CNNIC promulgated the Implementing Rules for the Registration of National Top-level Domain Names, the Measures for the Resolution of Disputes over National Top-level Domain Names and the Procedures for the Resolution of Disputes over National Top-level Domain Names in accordance with the Administrative Measures for Internet Domain Names. Pursuant to such rules, the registration of domain names adopts the “first to file” principle and the registrant shall complete the registration via the domain name registration service institutions. In the event of a domain name dispute, the disputed parties may lodge a complaint to the designated domain name dispute resolution institution to trigger the domain name dispute resolution procedure in accordance with the CNNIC Measures on Resolution of the Top-Level Domains Disputes, file a suit to the People’s Court or initiate an arbitration procedure.

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

U.S. Laws and Regulations

Vehicle Safety and Testing

We are required to comply with federal laws administered by National Highway Traffic Safety Administration (“NHTSA”), including the CAFE standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, owner’s manual requirements and additional requirements for cooperating with safety investigations and defect and recall reporting. The U.S. Automobile Information and Disclosure Act also requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, federal law requires inclusion of fuel economy ratings, as determined by the U.S. Department of Transportation and the Environmental Protection Agency (the “EPA”), and 5-star safety ratings as determined by NHTSA, if available.

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

Product Liability Law

U.S. state law generally imposes liability on all manufacturers and retailers (and parties in the supply chain) for injuries that result from unsafe, defective and dangerous products sold to consumers. Product liability claims in the United States are typically based on three theories of law: (1) strict liability, (2) negligence and (3) breach of warranty. In addition, as noted above, U.S. laws and regulations can also obligate manufacturers and retailers (and parties in the supply chain) to remedy product defects, which can include safety recall campaigns.

Parties involved in manufacturing, distributing or selling a product may be subject to liability for harm caused by a defect in that product. There are three types of product defects, namely, design defects, manufacturing defects and defects in marketing. In a negligence claim, a defendant may be held liable for personal injury or property damage caused by the failure to use due care. Strict liability claims, however, do not depend on the degree of carefulness by the defendant. A defendant is liable when it is shown that an injury (personal or to property) occurred as the result of a product’s defect. Breach of warranty is also a form of strict liability in the sense that a showing of fault is not required. The plaintiff need only establish the warranty was breached, regardless of how that came about. Companies that manufacture, distribute or sell a product in a particular state may be subject to the jurisdiction of such state’s product liability laws, whether the company’s jurisdiction of incorporation or principal place of business is in that state, in another U.S. state or in a non-U.S. jurisdiction.

Product liability legal actions and recall campaigns in the United States (“Product Liability Matters”) could involve personal injury and property damage and could involve claims for substantial monetary damages. The results of any future litigation and claims involving product liability in the United States are inherently unpredictable.

Employment and Labor Law

Private businesses operating in the United States are subject to employment laws of the federal governments, state government, and, to a lesser extent, local counties or municipalities. These laws govern many aspects of the workplace as set forth herein and failure to comply can result in fines and penalties from relevant oversight agencies and liability to employees, which can include a multiple of actual damages, counsel fees, and punitive damages for certain violations.

Businesses that operate in New Jersey must comply with governing federal laws and New Jersey state laws (together, “US-NJ Employment Laws”). The default rule in New Jersey is that, in the absence of a labor agreement or contract for employment for a specified term, employment is terminable at will. Employers have a right to discharge an employee at any time, for any reason, or for no reason, provided the termination is not for a reason prohibited by law.

Broadly, our obligation to comply with applicable US-NJ Employment Laws, includes laws and rules relating to:

(i)	Wage and hour standards, such as paying required overtime for employees who do not meet exemption requirements and work in excess of 40 hours in a week, paying minimum wage, and paying wages when due;

(ii)	Providing leave and leave benefits to eligible employees, including requirements that unpaid family leave and unpaid leave for reasons including domestic violence or sexual assault shall be provided by covered employers;

(iii)	Non-discrimination and anti-retaliation;

(iv)	Providing reasonable accommodations to and engaging in the interactive process with employees with disabilities, religious needs, or other protected characteristics;

(v)	Ensuring employees are eligible to be employed in the United States; and

(vi)	Occupational safety.

Failure to comply with the US-NJ Employment Laws may, in some instances, expose us to civil liability to employees or former employees for compensatory damages, statutory damages, as well as punitive damages and counsel fees. We could also be subject to fines, penalties, and assessments from various regulatory authorities.

ITEM 1A.  RISK FACTORS

The following is a summary of certain risks that should be carefully considered along with the other information contained or incorporated by reference in this Report and the documents incorporated by reference, as updated by our subsequent filings under the Exchange Act. If any of the following events actually occurs, our business, operating results, prospects, or financial condition could be materially and adversely affected. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.

Summary of Risk Factors

An investment in our ordinary shares is subject to a number of risks, including risks related to our business and industry, risks related to our corporate structure, risks related to doing business in China and risks related to our ordinary shares. You should carefully consider all of the information in this Report before making an investment in the ordinary shares. The following list summarizes some, but not all, of these risks. Please read the information in this section for a more thorough description of these and other risks.

Risks Related to our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 20 through 26.

●	Our business operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital;

●	We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow;

●	We face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill;

●	We face intense competition, and if we are unable to compete effectively, we may not be able to maintain profitability;

●	Our revenues are highly dependent on a limited number of customers and the loss of any one of our major customers could materially and adversely affect our growth and revenues;

●	As we expand our operations, we may need to establish a more diverse supplier network for our raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition;

●	To remain competitive, we are introducing new lines of business, including the production and sale of electric industrial vehicles. If our efforts are not successful, our results of operations may be materially and adversely affected;

●	New lines of business, including the production and sale of electric industrial vehicles, may subject us to additional risks;

●	Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if we are unable to pass price increases on to our customers; and

●	We are subject to various risks and uncertainties that may affect our ability to procure raw materials.

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 26 through 36.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

●	Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer our securities, result in a material adverse change to our business operations, and damage our reputation, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us”;

●	The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease”;

●	The approval of the CSRC or other PRC governmental authorities may be required, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities, and, if required, we cannot predict whether or how soon we will be able to obtain such approval or comply with such requirements. Any failure to obtain, or delay in obtaining, any requisite PRC governmental approval or complying with any other applicable PRC requirements for an offering, or a rescission of such approval, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if we do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—We believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with an offering of our securities outside of the PRC, including on a U.S. exchange. However, in the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

●	We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq;

●	You may have difficulty enforcing judgments against us;

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders;

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC operating subsidiaries;

●	We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business;

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China; and

●	Our securities may be delisted and prohibited from being traded under the HFCA Act if the PCAOB is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

●	Our securities may be delisted and prohibited from being traded under the HFCA Act if the PCAOB is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 36 through 38.

●	Future sales of our ordinary shares, whether by us or our shareholders, could cause the price of our ordinary shares to decline;

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our ordinary shares for return on your investment;

●	As a company incorporated in the British Virgin Islands with limited liability, we are permitted to adopt certain home country practices in relation to corporate governance matters that differ significantly from the Nasdaq corporate governance listing standards; these practices may afford less protection to shareholders than they would enjoy if we complied fully with the Nasdaq corporate governance listing standards.

Risks Related to our Business and Industry

Our business operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of December 31, 2021, we had approximately $11.06 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use right and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

Although we have been able to maintain adequate working capital primarily through cash from operations and short-term and long-term borrowings, any failure by our customers to settle outstanding accounts receivable, or our inability to borrow sufficient capital from local banks, in the future could materially and adversely affect our cash flow, financial condition and results of operations.

We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow.

As is customary in China, for competitive reasons, we grant relatively long payment terms to most of our customers. The reserves we establish for our receivables may not be adequate based on the current bad debts. We are subject to the risk that we may be unable to collect accounts receivable in a timely manner. If the accounts receivable cannot be collected in time, or at all, a significant amount of bad debt expense will occur, and our business, financial condition and results of operation will likely be materially and adversely affected.

We face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill.

Most of our customers are large manufacturers, who generally place large orders for our products and require prompt delivery. Our product sale agreements typically contain short lead-times for the delivery of products and tight production and manufacturer supply schedules that can reduce our profit margins on the products procured from our suppliers. Our suppliers may lack sufficient capacity at any given time to meet all of our customers’ demands if orders exceed their production capacity. We strive for rapid response to customer demand, which can lead to reduced purchasing efficiency, increased procurement costs and low profit margins. If we are unable to meet the customer demands, we may lose customers. Moreover, failure to meet customer demands may damage our reputation and goodwill.

We face intense competition, and, if we are unable to compete effectively, we may not be able to maintain profitability.

We compete with many other companies located in the PRC and internationally that manufacture similar products. Many of our competitors are larger companies with greater financial resources. Intense competition in a challenging economic environment in the PRC has, in the past, put pressure on our margins and may adversely affect our future financial performance. Moreover, intense competition may result in potential or actual litigation between us and our competitors relating to such activities as competitive sales practices, relationships with key suppliers and customers or other matters.

It is likely that our competitors will seek to develop similar competing products in the near future. Some of our competitors may have more resources than we do, operate in greater scale, be more capitalized than we are, have access to cheaper raw materials than we do, or offer products at a more competitive price. There can be no assurance that our initial competitive advantage will be retained and that one or more competitors will not develop products that are equal or superior in quality and are better priced than our products. If we are unable to compete effectively, our results of operations and financial position may be materially and adversely affected.

Our revenues are highly dependent on a limited number of customers and the loss of any one of our major customers could materially and adversely affect our growth and revenues.

During the years ended December 31, 2020 and 2021, our five largest customers contributed 55.4% and 54.06% of our revenues, respectively. As a result of our reliance on a limited number of customers, we may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since we are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that we provide to any customer that may not be predictable. For example, our customers may decide to reduce spending on our products or a customer may no longer need our products following the completion of a project. The loss of any one of our major customers, a decrease in the volume of sales to our customers or a decrease in the price at which we sell our products to customers could materially adversely affected our profits and revenues.

In addition, this customer concentration may subject us to perceived or actual leverage that our customers may have in negotiations, given their relative size and importance to us. If our customers seek to negotiate their agreements on terms less favorable to us and we accept such terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers.

As we expand our operations, we may need to establish a more diverse supplier network for our raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition.

In the event that we need to diversify our supplier network, we may not be able to procure a sufficient supply of raw materials at a competitive price, which could have an adverse effect on our results of operations, financial condition and cash flows. Furthermore, despite our efforts to control our supply of raw materials and maintain good relationships with our existing suppliers, we could lose one or more of our existing suppliers at any time. The loss of one or more key suppliers could increase our reliance on higher cost or lower quality supplies, which could negative affect our profitability. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business, financial condition and financial prospects.

To remain competitive, we have introduced new lines of business, including the production and sale of electric industrial vehicles. If our efforts are not successful, our results of operations may be materially and adversely affected.

Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products mainly included transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In December 2020, we launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, and GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader. In February 2022, Greenland launched its GEX-8000 all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

There are risks in connection with this new line of business. We may experience difficulties in the development and launch of our electric industrial vehicles, and our products may not be well-accepted by the market. As we have limited experience in the electric industrial vehicle business, our efforts in developing such business may not succeed and we may not be able to generate sufficient revenue to cover our investment and become profitable. During such process, our results of operations and financial conditions may not be improved in a timely manner, or at all. We cannot assure you that we will successfully transition our business focus and it is possible that we remain in such transition period for a certain period of time. During such period, our revenue may be very limited and we may continue to experience material and adverse effect to our results of operations, financial condition and business prospects.

New lines of business, including the production and sale of electric industrial vehicles, may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products within our existing lines of business. Currently, we plan to offer additional models of electric industrial vehicles. As such, we face significant challenges, uncertainties and risks, including, among others, with respect to our ability to:

●	build a well-recognized and respected brand;

●	establish and expand our customer base;

●	improve and maintain our operational efficiency for new lines of business;

●	maintain a reliable, secure, high-performance and scalable technology infrastructure for our new lines of business;

●	anticipate and adapt to changing market conditions, including technological development and changes in competitive landscape;

●	navigate an evolving and complex regulatory environment, such as licensing and compliance requirements; and

●	manage the resources and attention of management between our current core business and new lines of business.

Moreover, there can be no assurance that the introduction and development of new lines of business or new products and services would not encounter significant difficulties or delay or would achieve the profitability as we expect. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and prospects. For example, we may experience difficulties in developing and launching additional models of our electric industrial vehicles, or may not be able to develop them at reasonable costs. Due to our limited experience with electric industrial vehicles, we also face challenges and uncertainties relating to the possibility of success of our new business.

As we enter into new business sectors, we are also subject to competition from such industry. There can be no assurance that we will be able to compete effectively with respect to our new businesses. If we fail to establish our strengths or maintain our competitiveness in those industries, our business prospects, results of operations and financial condition may be materially and adversely affected.

Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if we are unable to pass price increases on to our customers.

Our principal raw materials are processed metal parts and components which are made of carburizing steel. The steel industry as a whole is cyclical and, at times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory, consolidation of steel producers, higher raw material costs for steel producers, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials.

Our suppliers, like many other processed metal parts and components manufacturers, maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of customers. Accordingly, they purchase steel in an effort to maintain their inventory at levels that they believe to be appropriate to satisfy the anticipated needs of customers based upon historic buying practices, supply agreements with customers and market conditions. When steel prices increase, competitive conditions will influence how much of the price increase suppliers would pass on to us and how much we can pass on to our customers. To the extent we are unable to pass on future price increases in raw materials to our customers, the revenues and profitability of our business could be adversely affected.

We are subject to various risks and uncertainties that might affect our ability to procure raw materials.

Our performance depends upon our ability to procure low cost, high quality raw materials on a timely basis from our suppliers. Our suppliers are subject to certain risks, including the availability of raw materials, labor disputes, inclement weather, natural disasters, and general economic and political conditions, which might limit the ability of our suppliers to provide low cost, high quality merchandise on a timely basis. Furthermore, for these or other reasons, one or more of our suppliers might not adhere to our quality control standards, and we might not identify the deficiency. Our suppliers’ failure to supply quality materials at a reasonable cost on a timely basis could reduce our net sales or profits, damage our reputation and have an adverse effect on our financial condition.

We may lose our competitive advantage, and our operations may suffer, if we fail to prevent the loss or misappropriation of, or disputes over, our intellectual property.

We rely on a combination of patents, trademarks, trade secrets and confidentiality agreements to protect our intellectual property rights. While we are not currently aware of any infringement on our intellectual property rights, our ability to compete successfully and to achieve future revenue growth will depend, in significant part, on our ability to protect our proprietary technology. Despite many laws and regulations promulgated, as well as other efforts made, by China over the past several years in an attempt to protect intellectual property rights, intellectual property rights are not as certain in China as they would be in many Western countries, including the United States. Furthermore, enforcement of such laws and regulations in China has not been fully developed. Neither the administrative agencies nor the court systems in China are as equipped as their counterparts in developed countries to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

Our transmission technology is protected through a combination of patents, trade secrets, confidentiality agreements and other methods. However, our competitors may independently develop similar proprietary methodologies or duplicate our products, or develop alternatives, which could have a material adverse effect on our business, results of operations and financial condition. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. We may need to litigate to enforce our intellectual property rights. Any such litigation could be time consuming and costly and the outcome of any such litigation cannot be guaranteed.

We have limited insurance coverage for our operations in China and may incur losses resulting from product liability claims, business interruption or natural disasters.

Greenland Tech, our subsidiary in the U.S., maintains commercial general liability insurance for its business operations. However, we have limited insurance coverage for our operations in China, and we are therefore exposed to risks associated with product liability claims against our PRC subsidiaries or otherwise against our operations in the PRC in the event that the use of our products results in property damage or personal injury. Since our transmission products are ultimately incorporated into forklifts, it is possible that users of forklifts or people installing our products could be injured or killed, whether as a result of defects, improper installation or other causes. We are unable to predict whether product liability claims will be brought against us in the future or to predict the impact of any resulting adverse publicity on our business. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. We do not carry product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. In addition, we do not currently, and may not in the future, maintain business interruption insurance coverage. As such, we may suffer losses that result from interruptions in our operations as a result of inability to operate or failures of equipment and infrastructure at our facilities. We also do not currently maintain catastrophe insurance. As such, any natural disaster or man-made disaster could result in substantial losses and diversion of our resources to address the effects of such an occurrence, which could materially and adversely affect our business, financial condition and results of operations.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws to participate in various government sponsored employee benefit plans, including social security insurance, housing funds and other welfare-oriented payments, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. We have not made adequate employee benefit payments to the social security insurance and the housing fund. As a result, we may be required to make up the contributions for these plans within a stipulated period of time. In addition, we may be required to pay late fees equal to 0.05% of the shortage of the contributions to the social security fund for each day we fail to make up the contributions and may be imposed fines up to three times of such shortage if we fail to make up the difference within the time frame prescribed by relevant government authorities. The maximum amount of such penalties that we anticipate could be imposed on us with respect such employee benefits payments is approximately US$200,000. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected. As of the date of this Report, we have not been ordered to pay outstanding contributions or related penalties.

If labor costs in the PRC increase substantially, our business and costs of operations may be adversely affected.

In recent years, the Chinese economy has experienced inflation and labor cost increases. Average wages are projected to continue to increase. Further, under PRC law we are required to pay various statutory employee benefits, including pensions, housing funds, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of its employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase based on the past trends. If we are unable to control our labor costs or pass such increased labor costs on to our customers, our financial condition and results of operations may be adversely affected.

We are subject to risks related to a substantial balance due from a related party.

As of December 31, 2021, we were owed $39.46 million from Cenntro Holding Limited, our controlling shareholder, and such amount is recorded as “due from related parties” on our balance sheet. We expect the amount due from Cenntro Holding Limited to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022. However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, or at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

The ongoing COVID-19 pandemic has continued to spread across the world and has created unique global and industry-wide challenges. COVID-19 has resulted in quarantines, travel restrictions, and the temporary closure of offices and facilities in China and many other countries. New COVID-19 variants have also emerged, potentially extending the period during which COVID-19 will negatively impact the global economy.

Our revenue growth was negatively impacted by the COVID-19 in the first half of 2020. From February 3, 2020 to the end of February 2020, we closed all of our operating offices in Zhejiang Province, including manufactory, in response to the emergency measures imposed by the local government. The pandemic also significantly limited suppliers’ ability to provide low-cost, high-quality merchandise to us on a timely basis. Since late March 2020, our business operations have gradually recovered from the negative impacts due to the lockdown, and our backlogged orders were mostly processed during the remainder of fiscal year 2020 and into the first quarter of fiscal year 2021. In 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, these scattered outbreaks had limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. In the fiscal year ended December 31, 2021, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic.

However, the potential downturn brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, and any associated negative impact on us will depend on many factors beyond our control. The extent to which the COVID-19 pandemic impacts our long-term results remains uncertain, and we are closely monitoring its impact on us. Our business, results of operations, financial conditions and prospects could be adversely affected directly, as well as indirectly to the extent that the ongoing COVID-19 pandemic harms the Chinese and global economy in general.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees needed to support our business.

As we continue to experience growth, our future success depends on our ability to attract, develop, motivate and retain highly qualified and skilled employees, including engineers, financial personnel and marketing professionals. Competition for highly skilled engineering, sales, technical and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve customers could diminish, resulting in a material adverse effect on our business.

Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted.

Our business operations depend on the continuing services of our senior management. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. If one or more of our key executives were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, our future growth may be constrained, its business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into a non-competition agreement with Mr. Peter Zuguang Wang, our controlling shareholder and chairman of the board of directors, there is no assurance that Mr. Wang will not join our competitors or form a competing business. If any dispute arises between us and Mr. Wang, we may incur substantial costs and expenses in order to enforce the non-competition agreement in China, and we may be unable to enforce it at all.

We do not maintain “key person” insurance, and as a result, we may incur losses if any of our directors, executive officers, senior manager or other key employees chooses to terminate his or her services with us.

We do not have “key person” insurance for our directors, executive officers, senior management or other key employees. If any of our key employees terminate his or her services or otherwise becomes unable to provide continuous services to us, our business, financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel. If any of our executive officers or key employees joins a competitor or forms a competing company, we may lose customers, operational know-how and key professionals and staff members.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

A substantial majority of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally. The PRC economy differs from the economies of most developed countries in many respects, including with regard to the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies.

The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the PRC government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

In addition, we are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including but not limited to, limitations on foreign ownership in our industry. We are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our operations, and the value of our ordinary shares may depreciate significantly or become worthless.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, the business operations of our PRC subsidiaries may be materially and adversely affected and the value of our ordinary shares may significantly decrease.

The PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including steel sector where we have been doing our business. Any government decisions or actions to change the way steel production is regulated, or any decisions the government might make to cut spending, could adversely impact our business and results of operations. In addition, the ability of our PRC subsidiaries to operate in China may be harmed by changes in PRC laws and regulations, including those relating to taxation, environmental conditions, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations with little advance notice that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Our PRC subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In the event that our PRC subsidiaries are not able to substantially comply with any existing or newly adopted laws and regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease.

Furthermore, the PRC government authorities may strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence the operations of our PRC operating entities at any time, which may be beyond our control. Therefore, any such action may adversely affect the operations of our PRC subsidiaries and substantially limit or hinder our ability to offer or continue to offer securities to you and significantly reduce the value of such securities or cause the value of such securities to be completely worthless.

We believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with an offering of our securities outside of the PRC, including on a U.S. exchange. However, in the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, purport to require offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of those regulations remain unclear.

In addition, the PRC government authorities may strengthen future oversight over offerings that are conducted overseas. For instance, on July 6, 2021, the relevant PRC governmental authorities promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the PRC government’s supervision over overseas listings by PRC companies. Pursuant to the Opinions, effective measures, such as promoting the construction of relevant regulatory systems, are to be taken to deal with the risks of China-based overseas-listed companies, cybersecurity and data privacy protection requirements and similar matters. The Cybersecurity Review Measures (Decree No. 8 of the Cybersecurity Administration of the PRC), or the revised Cybersecurity Review Measures, enacted on December 28, 2021 and came into effect on February 15, 2022, also require online platform operators holding over one million users’ personal information to apply for a cybersecurity review before any public offering on a foreign stock exchange. These statements and regulations are recently issued, and there remain substantial uncertainties about their interpretation and implementation. See also “—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq.”

As of the date of this Report, we believe we are not required to obtain any permission from PRC authorities (including the CSRC and the CAC) to operate our business as presently conducted or to issue our securities to investors outside of the PRC as of the date of this Report. Therefore, as of the date of this Report, we have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing or offering and, as such, no such permission or approval has been granted or denied. However, if we determine or otherwise find out that we were required to obtain such permissions or approvals in the future in connection with the listing or continued listing of our securities on a stock exchange outside of China, it is uncertain how long it will take for us to obtain such approval, and, even if we obtain such approval, the approval could be rescinded. Any failure to obtain or a delay in obtaining the necessary permissions from the PRC authorities to conduct offerings or list our securities outside of China may subject us to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against us, and other forms of sanctions, and our ability to conduct our business, invest in China by our non-Chinese subsidiaries as foreign investments or accept foreign investments by Chinese entities, or continue to be listed on a U.S. or other overseas exchange may be restricted, and our business, reputation, financial condition, and results of operations may be materially and adversely affected.

On December 24, 2021, the CSRC published the Regulations of the State Council on the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Public Comments) and the Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Public Comments) for public comments, which will apply if a domestic enterprise issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC. According to such regulations, a domestic enterprise that issues and lists its securities outside of the PRC shall comply with the filing procedures and report the relevant information to the CSRC. A domestic enterprise shall not be listed on an overseas stock exchange if any of the following circumstances exists: (i) there are circumstances in which such listing and financing is expressly prohibited by national laws, regulations and relevant provisions; (ii) the relevant competent department of the State Council has determined, in accordance with law, that the overseas securities offering and listing threatens or endangers national security; (iii) there are major disputes over ownership of shares, major assets, and core technologies, etc.; (iv) such domestic enterprise and its controlling shareholders or actual controllers have committed criminal offences of embezzlement, bribery, misappropriation of property, misappropriation of property or disruption of the socialist market economic order within the last three years, or are under investigation by the judicial authorities for suspected crimes, or are under investigation for suspected major violations of law; (v) the director, supervisor or senior management of such domestic enterprise has been subject to administrative punishment within the last three years for series violations, or is being investigated by the judicial authorities for suspected crimes or is being investigated by the judicial authorities for suspected major violations of law; or (vi) other circumstances as determined by the State Council. If a domestic enterprise violates the above provisions, it may be subject to an order to correct such violation, regulatory talk, warning letter, warning, fines, suspension of relevant business operations or order of rectification, revocation of relevant business qualification permit or revocation of business license, or be held legally responsible for any such violation. Under these regulations, the listing of the Company’s ordinary shares on Nasdaq may fall under the category of “indirect issuance of securities by a domestic enterprise abroad or listing and trading of its securities abroad” and, therefore, the issuance of securities after the listing of the Company may be subject to the relevant filing procedures, which means that the filing materials should be submitted to the CSRC within three business days after the completion of the issuance.

As of the date of this Report, the Company does not currently fall under any of the abovementioned circumstances that prohibit its overseas securities offering or listing, and has not been required to comply with any filing procedures. However, the abovementioned regulations are still subject to public comments, and it is uncertain when they will be formally introduced and whether there will be any changes to their content and as such, the impact of the aforementioned regulations on the Company cannot be determined at this time. However, according to the “Q&A with the relevant person in charge of the CSRC” released on December 24, 2021, the relevant person in charge of the CSRC stated that the CSRC will adhere to the principle of non-retroactivity of the law and ensure the smooth implementation of record management. Enterprises seeking to list their securities overseas and overseas listed enterprises seeking to conduct follow-on offerings and other relevant activities are required to fulfill the filing procedures, and other overseas listed enterprises will be provided with a transition period with respect to their filing requirements. The CSRC will take into full consideration the advantages of conducting follow-on offerings in overseas markets to domestic enterprises, and set up different filing and timing requirements for enterprises seeking to conduct follow-on offerings, so as to reduce the impacts of filing procedures on follow-on offerings of overseas listed enterprises.

We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq.

Our business involves collecting and retaining certain internal and customer data. We also maintain information about various aspects of our operations. The integrity and protection of customer and company data is critical to our business. Our customers expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017. Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the CAC, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection.

The PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In December 2021, the CAC and other related authorities promulgated the revised Cybersecurity Review Measures, which came into effect on February 15, 2022. The revised Cybersecurity Review Measures proposes the following key changes:

●	online platform operators who are engaged in data processing are also subject to the regulatory scope;

●	the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;

●	the online platform operators holding more than one million users/users’ (which to be further specified) individual information and seeking a listing outside China shall file for cybersecurity review with the Cybersecurity Review Office; and

●	the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously shall be collectively taken into consideration during the cybersecurity review process.

Certain internet platforms in China have reportedly become subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Report, we have not been included within the definition of “operator of critical information infrastructure” by competent authority, nor have we been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, if we are deemed to be a critical information infrastructure operator or an online platform operator that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review in the future.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to satisfactorily complete this offering. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this Report, we have not been involved in any investigations on cybersecurity review initiated by the Cyber Administration of China or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

As of the date of this Report, we do not expect that the current PRC laws on cybersecurity or data security would have a material adverse impact on our business operations. However, as the scope of the PRC Data Security Law is broad and includes the collection, storage, use, processing, transmission, availability and disclosure of data, among others, and uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. Any directly liable person within our Company for violations or alleged violations of the PRC Data Security Law may become subject to fines. We may also become subject to fines and/or other sanctions that may have material adverse effect on our business, operations and financial condition.

A severe or prolonged downturn in the PRC or global economy could materially and adversely affect our business and our financial condition.

The global macroeconomic environment is facing challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa and over the conflicts involving Ukraine, Syria and North Korea. There have also been concerns on the relationship among China and other Asian countries, which may result in, or intensify potential conflicts in relation to, territorial disputes, and the trade disputes between China and other countries. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term.

Economic conditions in China are sensitive to global economic conditions, changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. While the economy in China has grown significantly over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing in recent years. Although growth of China’s economy remained relatively stable, there is a possibility that China’s economic growth may materially decline in the near future. Any severe or prolonged slowdown in the global or PRC economy may materially and adversely affect our business, results of operations and financial condition.

You may have difficulty enforcing judgments against us.

A significant portion of our assets are located, and a substantial amount of our operations are conducted, in the PRC. In addition, many of our directors and officers are nationals and residents of the PRC and a substantial portion of their assets are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts because China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest.

Under the PRC EIT Law, we may be classified as a “Resident Enterprise” of China. Any classification as such will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be subject to an enterprise income tax, or EIT, rate of 25.0% on its global income. In April 2009, the SAT promulgated a circular, known as Circular 82, and partially amended by Circular 9 promulgated in January 2014, to clarify the certain criteria for the determination of the “de facto management bodies” for foreign enterprises controlled by PRC enterprises or PRC enterprise groups. Under Circular 82, a foreign enterprise is considered a PRC resident enterprise if all of the following apply: (1) the senior management and core management departments in charge of daily operations are located mainly within China; (2) decisions relating to the enterprise’s financial and human resource matters are made or subject to approval by organizations or personnel in China; (3) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders’ meeting minutes are located or maintained in China; and (4) 50.0% or more of voting board members or senior executives of the enterprise habitually reside in China. Further to Circular 82, the SAT issued a bulletin, known as Bulletin 45, effective in September 2011 and amended on June 1, 2015 and October 1, 2016, to provide more guidance on the implementation of Circular 82 and clarify the reporting and filing obligations of such “Chinese controlled offshore incorporated resident enterprises.” Bulletin 45 provides for, among other matters, procedures for the determination of resident status and administration of post-determination matters. Although Circular 82 and Bulletin 45 explicitly provide that the above standards apply to enterprises that are registered outside China and controlled by PRC enterprises or PRC enterprise groups, Circular 82 may reflect the SAT’s criteria for determining the tax residence of foreign enterprises in general.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, under the PRC EIT Law, dividends paid to us from our PRC subsidiaries would be deemed as “qualified investment income between resident enterprises” and therefore qualify as “tax-exempt income” pursuant to the clause 26 of the PRC EIT Law. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which the dividends we pay with respect to our ordinary shares, or the gain our non-PRC shareholders may realize from the transfer of our ordinary shares, may be treated as PRC-sourced income and may therefore be subject to a 10% PRC withholding tax. The PRC EIT Law is, however, relatively new and ambiguities exist with respect to the interpretation and identification of PRC-sourced income, and the application and assessment of withholding taxes. If we are required under the PRC EIT Law to withhold PRC income tax on dividends payable to our non-PRC shareholders, should there be a determination in the future to pay dividends, or if non-PRC shareholders are required to pay PRC income tax on gains on the transfer of their ordinary shares, our business could be negatively impacted and the value of your investment may be materially reduced. Further, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both China and such countries in which we have taxable income, and our PRC tax may not be creditable against such other taxes.

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC operating subsidiaries.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entities by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiaries, are subject to PRC regulations. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with State Administration of Foreign Exchange, or SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, are subject to the requirement of making necessary filings in Foreign Investment Comprehensive Management Information System, and registration with other government authorities in China. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business.

As a holding company, we conduct a substantial amount of our business through our subsidiaries in China. We may rely on dividends paid by these PRC subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. In accordance with the Article 166, 168 of the Company Law of the PRC (Amended in 2018), each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. A company may discontinue the contribution when the aggregate sum of the statutory surplus reserve is more than 50% of its registered capital. The statutory common reserve fund of a company may only be used to cover the losses of the company, expand the business and production of the company or be converted into additional capital. As a result, our PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other distributions to us. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of our ordinary shares.

Under the PRC EIT Law, subject to any applicable tax treaty or similar arrangement between the PRC and your jurisdiction of residence that provides for a different income tax arrangement, PRC withholding tax at the rate of 10.0% is normally applicable to dividends from PRC sources payable to investors that are non-PRC resident enterprises, which do not have an establishment or place of business in China, or which have such establishment or place of business if the relevant income is not effectively connected with the establishment or place of business. Any gain realized on the transfer of shares by such investors is subject to 10.0% PRC income tax if such gain is regarded as income derived from sources within China unless a treaty or similar arrangement otherwise provides. Under the Individual Income Tax Law of the PRC and its implementation rules, dividends from sources within China paid to foreign individual investors who are not PRC residents are generally subject to a PRC withholding tax at a rate of 20% and gains from PRC sources realized by such investors on the transfer of shares are generally subject to 20% PRC income tax, in each case, subject to any reduction or exemption set forth in applicable tax treaties and PRC laws.

There is a risk that we will be treated by the PRC tax authorities as a PRC tax resident enterprise. In that case, any dividends we pay to our shareholders may be regarded as income derived from sources within China and we may be required to withhold a 10.0% PRC withholding tax for the dividends we pay to our investors who are non-PRC corporate shareholders, or a 20.0% withholding tax for the dividends we pay to our investors who are non-PRC individual shareholders, including the holders of our Shares. In addition, our non-PRC shareholders may be subject to PRC tax on gains realized on the sale or other disposition of our ordinary shares, if such income is treated as sourced from within China. It is unclear whether our non-PRC shareholders would be able to claim the benefits of any tax treaties between their tax residence and China in the event that we are considered as a PRC resident enterprise. If PRC income tax is imposed on gains realized through the transfer of our ordinary shares or on dividends paid to our non-resident investors, should there be a determination in the future to pay dividends, the value of your investment in our ordinary shares may be materially and adversely affected. Furthermore, our shareholders whose jurisdictions of residence have tax treaties or arrangements with China may not qualify for benefits under such tax treaties or arrangements.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations and certain other PRC regulations.

On August 8, 2006, six PRC regulatory authorities, including Ministry of Commerce, the State Assets Supervision and Administration Commission, the SAT, the Administration for Industry and Commerce, the CSRC and SAFE, jointly issued the M&A Rules, which became effective on September 8, 2006 and was amended in June 2009. The M&A Rules, governing the approval process by which a PRC company may participate in an acquisition of assets or equity interests by foreign investors, requires the PRC parties to make a series of applications and supplemental applications to the government agencies, depending on the structure of the transaction. In some instances, the application process may require presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Accordingly, due to the M&A Rules, our ability to engage in business combination transactions has become significantly more complicated, time-consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protective of their interests in a transaction.

The M&A Rules allow PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the business or assets in China and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. In addition, the M&A Rules also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on legal and/or financial terms that satisfy our investors and protect our shareholders’ economic interests.

Fluctuations in exchange rates could have a material adverse impact on our results of operations and the value of your investment.

The conversion of Renminbi into foreign currencies, including U.S. dollars, is based on rates set by the People’s Bank of China. The Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies, among other things. We cannot assure you that Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future.

Significant fluctuation of the Renminbi may have a material adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any material hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive a significant portion of our revenues in Renminbi. Under our current corporate structure, our British Virgin Islands holding company may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to our Company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. If such approval is withheld or the PRC government imposes other restrictions on the convertibility of Renminbi into foreign currencies, we may not be able to utilize our revenues effectively, and as a result, our business and results of operations may be materially adversely affected, and the value of our ordinary shares may decrease.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

The SEC, the U.S. Department of Justice and other U.S. authorities may also have difficulties in bringing and enforcing actions against us or our directors or executive officers in the PRC. The SEC has stated that there are significant legal and other obstacles to obtaining information needed for investigations or litigation in China. China has recently adopted a revised securities law that became effective on March 1, 2020, Article 177 of which provides, among other things, that no overseas securities regulator is allowed to directly conduct an investigation or evidence collection activities within the territory of the PRC. Accordingly, without governmental approval in China, no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators when it is under direct investigation or evidence discovery conducted by overseas regulators, which could present significant legal and other obstacles to obtaining information needed for investigations and litigation conducted outside of China.

A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market,” (ii) adopt a new requirement relating to the qualification of management or board of directors for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the Senate passed the HFCA Act, requiring a foreign company to certify that it is not owned or manipulated by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the company’s securities are prohibited from trading on a national exchange.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the HFCA Act . The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under the related process that will be implemented by the SEC.

On June 22, 2021, the U.S. Senate passed a bill that, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

The PCAOB has been able to inspect our auditor, WWC P.C., an independent registered public accounting firm with its headquarters in San Mateo, California, with its last inspection conducted in November 2021. As such, it is not subject to the designations issued by the PCAOB on December 16, 2021. However, if the PCAOB is unable to inspect our accounting firm in a foreign jurisdiction during any period of three consecutive years or we become owned or controlled by a government in that foreign jurisdiction in the future, the HFCA Act may require our ordinary shares to be delisted from the Nasdaq Stock Market or any exchange on which our securities are traded in the future.

The recent developments would add uncertainties to our offering and may result in prohibitions on the trading of our ordinary shares on the Nasdaq Stock Market, if our auditors fail to meet the PCAOB inspection requirement in time.

We plan to empower our audit committee to take the PCAOB’s lack of inspection, as applicable, into account in connection with the oversight of our independent registered public accounting firm’s audit procedures and establish relevant internal quality control procedures. However, we cannot assure you that our audit committee’s oversight would be effective. In addition, the SEC may initiate proceedings against our independent registered public accounting firm, whether in connection with an audit of our Company or other China-based companies, which could result in the imposition of penalties against our independent registered public accounting firm, such as suspension of its ability to practice before the SEC. All of these could cause our shareholders and investors to lose confidence in our reported financial information and procedures and the quality of our financial statements, which may have a material effect on our business.

Risks Related to Our Ordinary Shares

Future sales of our ordinary shares, whether by us or our shareholders, could cause the price of our ordinary shares to decline.

If our existing shareholders sell, or indicate an intent to sell, substantial amounts of our ordinary shares in the public market, the trading price of our ordinary shares could decline significantly. Similarly, the perception in the public market that our shareholders might sell our ordinary shares could also depress the market price of our shares. A decline in the price of our ordinary shares might impede our ability to raise capital through the issuance of additional ordinary shares or other equity securities. In addition, the issuance and sale by us of additional ordinary shares, or securities convertible into or exercisable for our ordinary shares, or the perception that we will issue such securities, could reduce the trading price for our ordinary shares as well as make future sales of equity securities by us less attractive or not feasible. The sale of ordinary shares issued upon the exercise of our outstanding warrants could further dilute the holdings of our then existing shareholders.

We do not know whether a market for the ordinary shares will be sustained or what the trading price of the ordinary shares will be and as a result it may be difficult for you to sell your ordinary shares.

Although our ordinary shares trade on Nasdaq, an active trading market for the ordinary shares may not be sustained. It may be difficult for you to sell your ordinary shares without depressing the market price for the ordinary shares. As a result of these and other factors, you may not be able to sell your ordinary shares. Further, an inactive market may also impair our ability to raise capital by selling ordinary shares, or may impair our ability to enter into strategic partnerships or acquire companies or products by using our ordinary shares as consideration.

Securities analysts may not cover our ordinary shares and this may have a negative impact on the market price of our ordinary shares.

The trading market for our ordinary shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over independent analysts (provided that we have engaged various non-independent analysts). We do not currently have and may never obtain research coverage by independent securities and industry analysts. If no independent securities or industry analysts commence coverage of us, the trading price for our ordinary shares would be negatively impacted. If we obtain independent securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our ordinary shares, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, the price of our ordinary shares would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our ordinary shares could decrease and we could lose visibility in the financial markets, which could cause the price and trading volume of our ordinary shares to decline.

Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our ordinary shares for a return on your investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our ordinary shares as a source for any future dividend income.

Our board of directors has complete discretion as to whether to distribute dividends, subject to certain requirements of British Virgin Islands law. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our board of directors. Under British Virgin Islands law, a British Virgin Islands company may pay a dividend out of either profit or share premium account, provided that in no circumstances may a dividend be paid if this would result in the company being unable to pay its debts as they fall due in the ordinary course of business. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions, and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our ordinary shares will likely depend entirely upon any future price appreciation of our ordinary shares. There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which you purchased the ordinary shares. You may not realize a return on your investment in our ordinary shares and you may even lose your entire investment in our ordinary shares.

Techniques employed by short sellers may drive down the market price of our ordinary shares.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

Other public companies listed in the United States that have substantial operations in China have been the subject of short selling. Much of the scrutiny and negative publicity has centered on allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many of these companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to shareholder lawsuits and/or SEC enforcement actions.

We may in the future be the subject of unfavorable allegations made by short sellers. Any such allegations may be followed by periods of instability in the market price of our ordinary shares and negative publicity. If and when we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law or issues of commercial confidentiality. Such a situation could be costly and time- consuming and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business operations and shareholder’s equity, and the value of any investment in our ordinary shares could be greatly reduced or rendered worthless.

As a company incorporated in the British Virgin Islands with limited liability, we are permitted to adopt certain home country practices in relation to corporate governance matters that differ significantly from the Nasdaq corporate governance listing standards; these practices may afford less protection to shareholders than they would enjoy if we complied fully with the Nasdaq corporate governance listing standards.

As a company incorporated in the British Virgin Islands with limited liability that is listed on the Nasdaq, we are subject to the Nasdaq corporate governance listing standards. However, Nasdaq rules permit a foreign private issuer like us to follow the corporate governance practices of its home country. Certain corporate governance practices in the British Virgin Islands, which is our home country, may differ significantly from the Nasdaq corporate governance listing standards. For instance, we are not required to:

●	have a majority of the board to be independent (a although all of the members of the audit committee must be independent under the Exchange Act);

●	have a compensation committee or nominating or corporate governance committee consisting entirely of independent directors);

●	have regularly scheduled executive sessions for non-management directors; and

●	have annual meetings and director elections.

Currently, we do not intend to rely on home country practice with respect to our corporate governance. However, if we choose to follow home country practice in the future, our shareholders may be afforded less protection than they otherwise would enjoy under the Nasdaq corporate governance listing standards applicable to U.S. domestic issuers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The address of our principal executive offices and corporate offices is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512.

Our office in China is locate at 11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang Province, China, 311122. Our manufacturing and R&D facilities are all located in Xinchang County, Zhejiang Province, China.

Properties Owned by us

As of December 31, 2021, Greenland held land use rights of four parcels of land with an aggregate site area of approximately 81,171 square meters, located in Xinchang County, Zhejiang Province, PRC. The terms of these land use rights are due to expire on November 14, 2062.

As of December 31, 2021, Greenland held three building ownership certificates for three buildings with an aggregate gross floor area of approximately 44,751 square meters. These properties are primarily used for production and office purposes.

Properties Leased by us

As of December 31, 2021, Greenland leased an office space with an aggregate floor area of approximately 1,440 square feet in New Jersey and a monthly rent of $2,820.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

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

As of March 30, 2022, the last sale price reported on the Nasdaq Capital Market for our ordinary shares was approximately $4.86 per share.

Dividend Policy

Prior to the consummation of our Business Combination on October 24, 2019, Zhejiang Zhongchai had paid approximately $0.16 million in dividends to its shareholders.

Shareholders of Record

As of March 31, 2022, we had 10 recorded holders of our ordinary shares. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Transfer Agent

The transfer agent for our ordinary shares is Continental Stock Transfer & Trust Company, located at 1 State Street 30th Floor, New York, NY 10004-1561. Their telephone number is (212) 509-4000.

Equity Compensation Plan Information

For information on the securities authorized for issuance under our equity compensation plan, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2021 and 2020, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q and the current affair reports on Form 8-K, and the following transactions.

Pursuant to the Service Agreement entered into and by The Company and Chineseinvestors.com, Inc., an Indiana corporation (“CIIX”) on August 21, 2019 (the “Service Agreement”), CIIX were to provide certain investor relations services to the Company for a period of three months beginning on August 21, 2019. Pursuant to the Service Agreement, the Company were to pay CIIX fees consisting of three equal monthly instalments of $12,000 and 5,000 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 24, 2020, Greenland and CIIX entered into a termination agreement (the “CIIX Termination Agreement”) to terminate their respective obligations under the Service Agreement. Pursuant to the CIIX Termination Agreement, the Company issued 5,000 ordinary shares, no par value (the “CIIX Termination Shares”) to CIIX on March 12, 2020. Upon CIIX’s receipt of the CIIX Termination Shares, the Company fully satisfied its payment obligations under the Service Agreement.

Pursuant to the Investor Relations Consulting Agreement entered into and by The Company and Skyline Corporate Communication Group, LLC, a Massachusetts limited liability Company (“SCCG”) on August 15, 2019 (the “Consulting Agreement”), SCCG were to provide certain investor relations services to the Company for a period of twelve months beginning on August 15, 2019. Pursuant to the Consulting Agreement, the Company were to pay SCCG fees consisting of $5,000 per month and 1,250 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 25, 2020, Greenland and SCCG entered into a termination agreement (the “SCCG Termination Agreement”) to terminate their respective obligations under the Consulting Agreement. Pursuant to the SCCG Termination Agreement, the Company agreed to issue 10,000 ordinary shares, no par value (the “SCCG Termination Shares”) to SCCG. Upon SCCG’s receipt of the SCCG Termination Shares, the Company fully satisfied its payment obligations under the Consulting Agreement.

On October 24, 2020, our board of directors held a meeting and executed resolutions to approve the issuance of 120,000 ordinary shares to Raymond Wang, our chief executive officer, to offset unpaid salary to him in the amount of $120,833.33 and the issuance of 135,000 ordinary shares to Jing Jin, our chief financial officer, to offset unpaid salary to him in the amount of $60,000 and his personal loan to us in the amount of $75,000. On November 10, 2020, we issued 135,000 ordinary shares to Jing Jin. On December 30, 2020 and February 8, 2021, we issued 69,000 and 51,000 ordinary shares to Raymond Wang, respectively.

On March 29, 2021, our board of directors held a meeting and approved the issuance to 2,500 ordinary shares of the Company to each of the Company’s directors, namely Peter Zuguang Wang, Ming Zhao, Everett Xiaolin Wang, Frank Shen and Charles Athle Nelson, as compensation for their services to the Company. On April 19, 2021, these shares were issued to the directors.

On April 16, 2021, our board of directors approved the issuance of 2,700 ordinary shares of the Company to Xiaqing Yang, an employee of the Company, under the Company’s 2020 Equity Incentive Plan. On the same date, the shares were issued to Xiaqing Yang.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GREENLAND TECHNOLOGIES HOLDING CORPORATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Report, and should be read in conjunction with such financial statements and related notes included in this Report. Except for the historical information contained herein, the following discussion, as well as other information in this Report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Cautionary Note Regarding Forward-Looking Statements” set forth elsewhere in this Report.

Overview

The Company was incorporated on December 28, 2017 as a British Virgin Islands Company with limited liability. The Company was incorporated as a blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Following the Business Combination (as described below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

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

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to the Sponsor and Chardan, which generated $2,820,000 in gross proceeds. We also sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000) commencing on consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on July 24, 2023. On February 18, 2021, Chardan exercised its option to purchase 120,000 units. As of the date of this Report, an option exercisable by Chardan for 120,000 units is outstanding.

On October 24, 2019, we consummated our Business Combination with Zhongchai Holding following a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and entered into the Share Exchange Agreement that allowed Greenland to acquire from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to the Seller. As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

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

On January 14, 2020, Greenland Tech was incorporated under the laws of the State of Delaware. Greenland Tech is the 100% owned subsidiary of Greenland. Greenland Tech focuses on the production and sale of electric industrial vehicles for the North American market.

Greenland serves as the parent company to Zhongchai Holding. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries and electric industrial vehicles.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Through Zhongchai Holding and other subsidiaries, Greenland has experienced an increase in demand for forklifts in the manufacturing and logistics industries in China, as its revenue increased from approximately $66.86 million in the fiscal year 2020 to $98.84 million in the fiscal year 2021. The increase in revenue was due primarily to a significant increase in our sales volume, driven by steady growth of domestic sales in China. Based on our revenues in the fiscal years ended December 31, 2021 and 2020, we believe that Greenland is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2021 and 2020, Greenland sold an aggregate of 141,431 and 108,913 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, and GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader. In February 2022, Greenland launched its GEX-8000 all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

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

In 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 had limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. In the fiscal year ended December 31, 2021, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic.

The extent to which the COVID-19 pandemic may continue to affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Results of Operations

For the fiscal years ended December 31, 2021 and 2020

Overview

	For the fiscal year ended December 31,
	2021	2020	$ Change	% Variance

Revenues	98,839,900	66,864,375	31,975,525	47.82
Cost of Goods Sold	79,246,280	54,051,367	25,194,913	46.61
Gross Profit	19,593,620	12,813,008	6,780,612	52.92
Selling expenses	1,868,156	1,588,302	279,854	17.62
General and administrative expenses	3,948,850	2,131,405	1,817,445	85.27
Research and development expenses	5,526,546	2,384,951	3,141,595	131.73
Total Operating Expenses	11,343,552	6,104,658	5,238,894	85.82
Income from operations	8,250,068	6,708,350	1,541,718	22.98
Interest income	68,295	2,645	65,650	2,482.04
Interest expenses, net	(587,264)	(930,634)	343,370	(36.90)
Loss on disposal of property and equipment	1,785	(79,216)	81,001	(102.25)
Other income	1,378,597	1,002,642	375,955	37.50
Remeasurement gain from change in functional currency	-	1,940,773	(1,940,773)	(100.00)
Income before income tax	9,111,481	8,644,560	466,921	5.40
Income tax	1,843,260	2,272,997	(429,737)	(18.91)
Net income	7,268,221	6,371,563	896,658	14.07

Components of Results of Operations

	For the Fiscal Year ended December 31,
Component of Results of Operations	2021	2020

Revenues	$98,839,900	$66,864,375
Cost of Goods Sold	79,246,280	54,051,367
Gross Profit	19,593,620	12,813,008
Operating Expenses	11,343,552	6,104,658
Net Income	7,268,221	6,371,563

Revenue

Greenland’s revenue increased by approximately $31.98 million, or approximately 47.82%, to approximately $98.84 million for the fiscal year ended December 31, 2021, from approximately $66.86 million for the fiscal year ended December 31, 2020. The increase was primarily due to a significant increase in our sales volume resulting from the continuously growing market demand and our ability to boost supplies while some competitors faced challenges in handling material shortage and were unable to deliver. On a RMB basis, our revenue for the fiscal year ended December 31, 2021 increased by approximately 38.61% compared to the fiscal year ended December 31, 2020.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to Greenland’s production activities. The write down of inventory using net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold increased by approximately $25.20 million, or approximately 46.61%, to approximately $79.25 million for the fiscal year ended December 31, 2021, from approximately $54.05 million for the fiscal year ended December 31, 2020. Cost of goods sold increased in fiscal year 2021 compared to fiscal year 2020 due to an increase in our sales volume.

Gross Profit

Greenland’s gross profit increased by approximately $6.78 million, or 52.92%, to approximately $19.59 million for the fiscal year ended December 31, 2021, from approximately $12.81 million for the fiscal year ended December 31, 2020. For the fiscal years ended December 31, 2021 and 2020, Greenland’s gross margin was approximately 19.82% and 19.16%, respectively. The increase in gross margin in fiscal year 2021 compared to fiscal year 2020 was primarily due to a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. Greenland’s operating expenses were $11.3 million for the fiscal year ended December 31, 2021, representing an increase of 85.82% from $6.1 million for the fiscal year ended December 31, 2020. The increase in operating expenses was primarily due to the increase in transportation expenses, consultancy fees, and research and development expenses in fiscal year 2021.

Selling Expense

Greenland’s selling expenses mainly include operating expenses such as sales staff payroll, traveling expenses and transportation expenses. Selling expenses increased by $0.28 million, or 17.62%, to approximately $1.87 million for the fiscal year ended December 31, 2021, from approximately $1.59 million for the fiscal year ended December 31, 2020. The increase was mainly due to an increase in the unit price of transportation expenses.

General and Administrative Expenses

Greenland’s general and administrative expenses include management and office staff salaries and employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment, legal and accounting, consulting fees and other office expenses. General and administrative expenses increased by approximately $1.82 million, or approximately 85.27%, to approximately $3.95 million for the fiscal year ended December 31, 2021, from approximately $2.13 million for the fiscal year ended December 31, 2020. The fundamental reasons for the rise in the general and administrative expenses were the following: (i) increased legal fees and consultancy fees on the Company’s business planning and projects for the fiscal year ended December 31, 2021 as the Company expanded its operations, compared to the fiscal year ended December 31, 2020; and (ii) an increase in after-sales service fees resulted from the substantial increase in revenue.

Research and Development Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses increased by approximately $3.15 million, or 131.73%, to approximately $5.53 million for the fiscal year ended December 31, 2021, from approximately $2.38 million for the fiscal year ended December 31, 2020. Such increase was primarily attributable to an increase in the Company’s R&D investment in higher value and more sophisticated products and electrification products.

Income from Operations

As a result of the foregoing, income from operations for the fiscal year ended December 31, 2021 was approximately $8.25 million, representing an increase of approximately $1.54 million, from approximately $6.71 million for the fiscal year ended December 31, 2020.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.07 million for the fiscal year ended December 31, 2021, representing an increase of approximately $0.07 million, or 2,482.04%, from approximately $0 million for the fiscal year ended December 31, 2020. The increase in interest income was because more cash was deposited in banks during the year ended December 31, 2021 as compared to the fiscal year ended December 31, 2020.

Greenland’s interest expenses were approximately $0.59 million for the fiscal year ended December 31, 2021, a decrease of approximately $0.34 million, or 36.90%, as compared to approximately $0.93 million for the fiscal year ended December 31, 2020. The decrease was primarily due to a reduction of our short-term loans for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Other Income

Greenland’s other income was approximately $1.38 million for the fiscal year ended December 31, 2021, an increase of approximately $0.38 million, or 37.50%, as compared to approximately $1.00 million of other income for the fiscal year ended December 31, 2020. The increase was primarily due to an increase in ancillary products and services offered by Zhejiang Zhongchai for the year ended December 31, 2021 as compared to the fiscal year ended December 31, 2020.

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

Income Taxes

Greenland’s income tax was approximately $1.84 million for the fiscal year ended December 31, 2021, compared to approximately $2.27 million for the fiscal year ended December 31, 2020.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2019. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2022.

Greenland’s other PRC subsidiaries are subject to different income tax rates. Hengyu, the 62.5% owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate. Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate.

Greenland is a holding company registered in the British Virgin Islands and is not subject to tax on income or capital gains under the current British Virgin Islands law. In addition, upon payment of dividends to its shareholders, the Company will not be subject to any British Virgin Islands withholding tax.

On January 14, 2020, Greenland established Greenland Tech, its wholly owned subsidiary in the state of Delaware. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since Greenland Tech was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2021.

Net Income

As a result of the foregoing, Greenland’s net income was approximately $7.27 million for the fiscal year ended December 31, 2021, representing an increase of approximately $0.90 million, from the net income of approximately $6.37 million for the fiscal year ended December 31, 2020.

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

For the fiscal year ended December 31, 2021, our PRC subsidiary, Zhejiang Zhongchai, has paid off approximately $18.72 million in bank loan, approximately $4.05 million in related parties loan, approximately $0.31 million in third parties loan, and maintained $17.80 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

The government subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $2.21 million and $2.34 million as of December 31, 2021 and 2020, respectively.

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

We may need additional cash resources in the future, if the Company experiences failure in collecting account receivables, changes in business condition, changes in financial condition, or other developments. We may also need additional cash resources, if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation, or other similar actions. If the Company’s management and its board of directors determine that the cash required for specific corporate activities exceed Greenland’s cash and cash equivalents on hand, the Company may issue debt or equity securities to raise cash.

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for the fiscal year 2022. In specific, Zhejiang Zhongchai has completed the construction of a new factory, and our PRC subsidiaries have received COVID-19 related government subsidies. Furthermore, Zhejiang Zhongchai pledged the deed of its new factory as a collateral to banks in order to obtain additional loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of December 31, 2021, Greenland had approximately $11.06 million of cash and cash equivalents, an increase of approximately $3.90 million, or 54.53%, as compared to approximately $7.16 million as of December 31, 2020. The increase of cash was mainly due to an increase in accounts payable and notes payable, as compared to that as of December 31, 2020.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of December 31, 2021, Greenland had approximately $6.74 million of restricted cash, an increase of approximately $4.50 million, or 200.28%, as compared to approximately $2.24 million as of December 31, 2020. The increase of restricted cash was due to an increase in mortgaged assets.

Accounts Receivable

As of December 31, 2021, Greenland had approximately $15.92 million of accounts receivables, an increase of approximately $3.51 million, or 28.26%, as compared to approximately $12.41 million as of December 31, 2020. The increase in accounts receivable was due to our slowed-down efforts in receivables collections due to the COVID-19 pandemic and our increase in sales volume.

Greenland recorded approximately $0.86 million of provision for doubtful accounts as of December 31, 2021. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $39.68 million and $38.54 million as of December 31, 2021 and December 31, 2020, respectively. The current portion of due from related party was $39.68 million as of December 31, 2021, the non-current portion of due from related party was $0 million as of December 31, 2021. We expect the amount due from our controlling shareholder, Cenntro Holding Limited, to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of repayment deadline from April 27, 2022.

However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, if at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

Notes Receivable

As of December 31, 2021, Greenland had approximately $37.55 million of notes receivables, which will be collected by us within twelve months. The increase was approximately $6.75 million, or 21.90%, as compared to approximately $30.80 million as of December 31, 2020.

Working Capital

Our working capital was approximately $53.84 million as of December 31, 2021, as compared to $28.84 million as of December 31, 2020. The increase in working capital of $25.01 million in the fiscal year 2021 as compared with the fiscal year 2020 was primarily contributed to an increase in notes receivables and inventories.

Cash Flow

	For the Fiscal Year Ended December 31,
	2021	2020

Net cash provided by operating activities	$(5,755,940)	$2,695,570
Net cash (used in) investing activities	$(638,980)	$(822,769)
Net cash (used in) financing activities	$14,462,981	$2,307,164
Net increase (decrease) in cash and cash equivalents and restricted cash	$8,068,063	$4,179,965
Effect of exchange rate changes on cash and cash equivalents	$329,778	$(494,119)
Cash and cash equivalents and restricted cash at beginning of year	$9,403,053	$5,717,207
Cash and cash equivalents and restricted cash at end of year	$17,800,892	$9,403,053

Operating Activities

Greenland’s net cash provided by operating activities was approximately $(5.76) million and $2.70 million for the fiscal years ended December 31, 2021 and 2020, respectively.

In the fiscal year ended December 31, 2021, the main sources of cash inflow from operating activities were net income of $7.27 million, changes in accounts payable of $6.46 million, and depreciation and amortization of $2.51 million. The main causes of changes in cash outflow were changes in notes receivable of approximately $5.95 million and changes in inventories of $9.97 million.

In the fiscal year ended December 31, 2020, the main sources of cash inflow from operating activities were net income of $6.37 million, changes in accounts payable of $5.94 million, and due to related parties of $4.77 million. The main causes of changes in cash outflow were changes in notes receivable of $12.79 million and changes in inventories of $4.33 million.

Investing Activities

Investing activities resulted a cash outflow of approximately $0.64 million for the fiscal year ended December 31, 2021. Cash used in investing activities for the fiscal year ended December 31, 2021 was mainly due to $0.26 million in proceeds from government subsidies for Zhejiang Zhongchai’s construction activities, offset by approximately $0.90 million used for purchases of long-term assets.

Investing activities resulted a cash outflow of approximately $0.82 million for the fiscal year ended December 31, 2020. Cash used in investing activities for the fiscal year ended December 31, 2020 was mainly due to $0.25 million in proceeds from government grants for construction, offset by approximately $1.08 million used for purchases of long-term assets.

Financing Activities

Financing activities resulted a cash inflow of approximately $14.46 million for the fiscal year ended December 31, 2021, which was mainly attributable to approximately $8.67 million in proceeds from short-term bank loans, approximately $5.39 million in investment proceeds from an entity with non-controlling interests, and approximately $8.21 million in proceeds from equity and debt financing. Such amounts were further offset by repayment of loans due to third parties in the amount of approximately $4.05 million, and repayment of short-term bank loans in the amount of approximately $18.72 million.

Net cash provided by financing activities resulted a cash inflow of approximately $2.31 million for the fiscal year ended December 31, 2020, which was mainly attributable to approximately $21.13 million in proceeds from short-term bank loans and approximately $4.38 million in proceeds from third parties. Such amounts were further offset by repayment of loans lent by third parties for approximately $5.72 million, and repayment of short-term bank loans for approximately $21.56 million.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a summary of our significant accounting policies. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from the processing, distribution and sale of its products. The Company recognizes its revenues net of VAT. The Company is subject to VAT which had been levied at the rate of 17% on the invoiced value of sales until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

Business Combination

On October 24, 2019, we consummated our Business Combination with Zhongchai Holding following a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and entered into the Share Exchange Agreement, dated as of July 12, 2019, among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the Purchaser Representative, and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding.

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to the Seller. As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

Pursuant to the Finder Agreement, 50,000 newly issued ordinary shares issued to Zhou Hanyi is the finder fee for the Business Combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2021, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To:	Shareholders and Board of Directors

Greenland Technologies Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Technologies Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the two-year period ended December 31, 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since November 16, 2020.

San Mateo, California

March 31, 2022

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(IN U.S. DOLLARS)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$11,062,590	$7,159,015
Restricted cash	6,738,302	2,244,038
Short term investment	2,105,938	-
Notes receivable	37,551,121	30,803,772
Accounts receivable, net of allowance for doubtful accounts of $859,319 and $986,532, respectively	15,915,002	12,408,548
Inventories	25,803,474	15,380,063
Due from related parties-current	39,679,565	38,535,171
Advance to suppliers	434,893	447,901
Prepayments and other current assets	14,518	664,926
Total Current Assets	$139,305,403	$107,643,434

Non-current asset
Property, plant, equipment and construction in progress, net	18,957,553	20,135,339
Land use rights, net	4,035,198	4,035,254
Deferred tax assets	141,623	158,455
Goodwill	3,890	3,890
Operating lease right-of-use assets	80,682	-
Other non-current assets	44,093	2,365
Total non-current assets	$23,263,039	$24,335,303
TOTAL ASSETS	$162,568,442	$131,978,737

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020 (Continued)

(IN U.S. DOLLARS)

	December 31,	December 31,
	2021	2020

Current Liabilities
Short-term bank loans	$8,760,945	$18,487,356
Notes payable-bank acceptance notes	42,093,061	25,889,067
Accounts payable	29,064,132	22,005,260
Taxes payables	108,058	-
Customer deposits	387,919	366,029
Due to related parties	3,619,459	9,051,119
Other current liabilities	1,198,427	2,212,325
Current portion of operating lease liabilities	33,308	-
Lease obligations - current	197,915	797,179
Total current liabilities	$85,463,224	$78,808,335

Long-term liabilities
Lease obligations – non-current	-	166,292
Long term portion of operating lease liabilities	47,614	-
Other long-term liabilities	2,212,938	2,342,648
Total long-term liabilities	$2,260,552	$2,508,940
TOTAL LIABILITIES	$87,723,776	$81,317,275

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Ordinary shares, no par value, 11,329,530 shares authorized; 11,329,530 and 10,225,142 shares issued and outstanding as of December 31, 2021 and December 31, 2020.	-	-
Additional paid-in capital	23,759,364	13,707,398
Statutory reserves	3,842,331	4,517,117
Retained earnings	33,668,696	26,728,332
Accumulated other comprehensive income (loss)	1,014,399	(62,925)
Total shareholders’ equity	$62,284,790	$44,889,922
Non-controlling interest	12,559,876	5,771,540
TOTAL EQUITY	$74,844,666	$50,661,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,568,442	$131,978,737

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(IN U.S. DOLLARS)

	For the years ended December 31,
	2021	2020
REVENUES	$98,839,900	$66,864,375
COST OF GOODS SOLD	79,246,280	54,051,367
GROSS PROFIT	19,593,620	12,813,008
Selling expenses	1,868,156	1,588,302
General and administrative expenses	3,948,850	2,131,405
Research and development expenses	5,526,546	2,384,951
Total operating expenses	$11,343,552	$6,104,658
INCOME FROM OPERATIONS	$8,250,068	$6,708,350
Interest income	68,295	2,645
Interest expense	(587,264)	(930,634)
Loss on disposal of property and equipment	1,785	(79,216)
Other income	1,378,597	1,002,642
Remeasurement gain from change in functional currency	-	1,940,773
INCOME BEFORE INCOME TAX	$9,111,481	$8,644,560
INCOME TAX	1,843,260	2,272,997
NET INCOME	$7,268,221	$6,371,563
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,002,643	(386,939)
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$6,265,578	$6,758,502
OTHER COMPREHENSIVE INCOME (LOSS):	1,476,710	937,629
Unrealized foreign currency translation income (loss) attribute to Greenland technologies holding corporation and subsidiaries	1,077,324	298,056
Unrealized foreign currency translation income (loss) attribute to Noncontrolling interest	399,386	639,573
Comprehensive income	7,342,902	7,056,558
Noncontrolling interest	1,402,029	252,634
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	10,840,638	10,037,249
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.58	0.67

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(IN U.S. DOLLARS)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance as of December 31, 2019	7,500,000	-	12,301,305	173,881	3,334,322	15,931,296	7,898,064	39,638,868
Restricted stock grant	219,000	-	246,800	-	-	-	-	246,800
Reduction of capital	-	-	(1,766,087)		(24,243)	781,016	(2,847,340)	(3,856,654)
Net income	-	-	-	-	-	6,758,502	(386,939)	6,371,563
Transfer to statutory reserve	-	-	-	-	674,786	(674,786)	-	-
Foreign currency translation adjustment	-	-	-	298,056	-	-	639,573	937,629
Balance as of December 31, 2020	10,225,142	-	$13,707,398	$(62,925)	4,517,117	$26,728,332	$5,771,540	$50,661,462

Restricted stock grant	66,200	-	66,200	-	-	-	-	66,200
Sale of stock and warrants	1,038,188	-	8,209,897	-	-	-	-	8,209,897
Debt of the cancelled company	-	-	1,775,869	-	-	-		1,775,869
Proceeds from NCI's Investment	-	-	-	-	-	-	5,386,307	5,386,307
Net income	-	-	-	-	-	6,265,578	1,002,643	7,268,221
Transfer to statutory reserve	-	-	-	-	(674,786)	674,786	-	-
Foreign currency translation adjustment	-	-	-	1,077,324	-	-	399,386	1,476,710
Balance as of December 31, 2021	11,329,530	-	$23,759,364	$1,014,399	3,842,331	$33,668,696	$12,559,876	$74,844,666

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(IN U.S. DOLLARS)

	For the years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,268,221	$6,371,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,511,996	2,435,215
Loss on disposal of property and equipment	(1,785)	79,216
Increase in allowance for doubtful accounts	(149,172)	(116,466)
Increase in allowance for notes receivable	-	(15,524)
Increase in provision for inventory	23,536	(136,166)
Deferred tax assets	20,398	370,033
Changes in operating assets and liabilities:
Increase (Decrease) In:
Accounts receivable	(3,025,758)	486,793
Notes receivable	(5,945,558)	(12,792,748)
Inventories	(9,970,187)	(4,329,801)
Advance to suppliers	23,463	(372,735)
Other current and noncurrent assets	(1,424,031)	(297,736)
Increase (Decrease) In:
Accounts payable	6,461,841	5,940,202
Customer deposits	12,994	212,710
Other current liabilities	(867,079)	317,459
Income tax payable	106,887	(12,681)
Due to related parties	(405,732)	4,768,555
Long-term payables - unamortized deferred financing costs	(3,945)	29,376
Other long-term liabilities	(392,029)	(241,695)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5,755,940)	$2,695,570

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020 (Continued)

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Long-term assets	$(894,385)	$(1,083 ,642)
Proceeds from government grants for construction	255,405	253,329
Proceeds from sale of property, plant and equipment	3,570	7,544
NET CASH USED BY INVESTING ACTIVITES	$(638,980)	$(822,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$8,666,025	$21,128,457
Repayments of short-term bank loans	(18,724,388)	(21,563,706)
Notes payable	15,416,006	9,274,883
Proceeds from related parties	419,311	1,508,944
Repayment of loans from related parties	(4,045,048)	(708,366)
Repayment of loans from third parties	(310,443)	(5,723,689)
Proceeds from third parties	155,222	4,376,267
Proceeds received from financing lease obligation	-	1,430,922
Deposits for the financing lease obligation	-	(2,295,833)
Payment of principal on financing lease obligation	(776,108)	(1,510,861)
Proceeds from equity and debt financing	8,209,897	-
Proceeds from NCI's Investment	5,386,307	-
Restricted stock grant	66,200	246,800
Reduction of capital	-	(3,856,654)
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITES	$14,462,981	$2,307,164
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$8,068,061	$4,179,965
Effect of exchange rate changes on cash	329,778	(494,119)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	9,403,053	5,717,207
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$17,800,892	$9,403,053
Bank balances and cash	11,062,590	7,159,015
Bank balances and cash included in assets classified as restricted cash	6,738,302	2,244,038

Supplemental Disclosure of Cash Flow Information
Income taxes paid	1,631,703	3,063,700
Interest paid	637,967	1,141,108

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Greenland Technologies Holding Corporation (the “Company” or “Greenland”) was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. The Company was incorporated as a blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

Greenland serves as the parent company of Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005, Hangzhou Greenland Energy Technologies Co., Ltd., an operating company formed under the laws of the PRC in 2019, and Shanghai Hengyu Business Management Consulting Co., Ltd., a company formed under the laws of the PRC in 2005. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the People’s Republic of China (the “PRC” or “China”).

Greenland Technologies Corp. (“Greenland Tech”) was incorporated on January 14, 2020 under the laws of the State of Delaware. Greenland Tech is a wholly-owned subsidiary of Greenland. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Through Zhongchai Holding and other subsidiaries, Greenland has experienced an increase in demand for forklifts in the manufacturing and logistics industries in China, as its revenue increased from approximately $66.86 million in the fiscal year 2020 to $98.84 million in the fiscal year 2021. The increase in revenue was primarily a significant increase in the Company’s sales volume, driven by growing market demand, and the Company’s ability to boost supplies while some of its competitors faced challenges in handling material shortages and were unable to deliver, which presented new market opportunities for the Company. Based on the revenues in the fiscal years ended December 31, 2021 and 2020, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2021 and 2020, Greenland sold an aggregate of 141,431 and 108,913 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, and GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader. In February 2022, Greenland launched its GEX-8000 all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

The outbreak of the novel coronavirus, commonly referred to as “COVID-19,” first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. Effective February 3, 2020, the Company announced the temporary closure of its operating offices in Zhejiang Province, including suspension of its manufacturing activities in response to the emergency measures imposed by the local government. The Company’s operating subsidiaries were temporary shut down until the end of February 2020. The Company expects to delay its launch of robotic cargo carriers due to uncertainties of the market demand. Moreover, the outbreak has significantly limited suppliers’ ability to provide low-cost, high-quality parts and materials to the Company on a timely basis. Zhejiang Province, where we conduct a substantial part of our business, is one of the most affected areas in China. As of the date of this report, Chinese industries have gradually resumed businesses as government officials started to ease the restrictive measures since April 2020. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

The Company’s Shareholders

As of December 31, 2021, Cenntro Holding Limited owned 59.42% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the wholly-owned subsidiary of the Company, owned 71.576% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 62.5% of Shanghai Hengyu Business Management Consulting Co., Ltd. (“Hengyu”), 100% of Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”) and 100% of Greenland Technologies Corporation.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.47% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.528% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest.On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. As of December 31, 2021, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

Through Zhejiang Zhongchai, the Company has been engaging in the manufacturing and sales of transmission systems mainly for forklift trucks since 2006. These forklift trucks are used in manufacturing and logistics applications, such as factory, workshop, warehouse, fulfilment centers, shipyards and seaports. The transmission systems are the key components for forklift trucks. The Company supplies transmission systems to forklift truck manufacturers. Its transmission systems fit for forklift trucks ranging from 1 to 15 tons, with either mechanical shift or automatic shift. All the products are currently manufactured at the Company’s facility in Xinchang, Zhejiang Province, the PRC and are sold to both domestic and oversea markets.

Hengyu

Hengyu is a limited liability company registered on September 10, 2015 in Shanghai Free Trade Zone, Shanghai, the PRC. Hengyu holds no assets other than an account receivable owed by Cenntro Holding Limited. Main business of Hengyu are investment management and consulting services.

Hangzhou Greenland

Hangzhou Greenland is a limited liability company registered on August 9, 2019 in Hangzhou Sunking Plaza, Zhejiang, the PRC. Hangzhou Greenland engages in the business of trading.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Greenland Tech

Greenland Tech was incorporated in the state of Delaware on January 14, 2020 as a wholly owned subsidiary of Greenland. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2021, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	25,000,000	71.576%	Manufacture, sale of various transmission boxes
Shanghai Hengyu Business Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 8, 2020	RMB	252,862	100%	Trading.
Greenland Technologies Corporation	Delaware January 14, 2020	USD	6,363,557	100%	US operation and distribution of electric industrial vehicles for North American market

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

The Business Combination was accounted for as a reverse recapitalization (the “Recapitalization Transaction”) in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, Zhongchai Holding is considered the acquirer based on facts and circumstances, including the following:

●	Zhongchai Holding’s operations comprise the ongoing operations of the combined entity;

●	The officers of the newly combined company consist of Zhongchai Holding’s executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel; and

●	The former shareholders of Zhongchai Holding own a majority voting interest in the combined entity.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the years ended December 31, 2021 and 2020 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

	For the years ended December 31,
	2021	2020
Period end RMB: US$ exchange rate	6.3726	6.5250
Period average RMB: US$ exchange rate	6.4424	6.8926

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its bank accounts in the U.S., the PRC and Hong Kong Special Administrative Region (“Hong Kong”). Balances at financial institutions or state-owned banks within PRC and Hong Kong are not covered by insurance; however, management has determined that the risk of loss is not material as all bank deposits are held with highly liquid and solvent financial institutions.

Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance bills, as well as the financial product secured for the short-term bank loan and therefore is not available for the Company’s use until such time as the bank acceptance notes and bank loans have been fulfilled or expired, normally within a twelve-month period.

Short-term Investment

Short-term investments consist primarily of investments in fixed deposits with original maturities between three months and one year and certain investments in wealth management products and other investments that the Company has the intention to redeem within one year. As of December 31, 2021 and 2020, the Company recorded short-term investments amounted to $2,105,938 and $nil, respectively.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, short-term investment, accounts receivable, notes receivable, accounts payable, other payables and accrued liabilities, short-term bank loans, and notes payable.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $0.86 million and $0.99 million as of December 31, 2021 and December 31, 2020, respectively.

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.43 million and $0.45 million as of December 31, 2021 and 2020, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation, and include expenditure that substantially increases the useful lives of existing assets. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Plant, buildings and improvements	20 years
Machinery and equipment	2~10 years
Motor vehicles	4 years
Office equipment	3~5 years
Fixed asset decorations	5 years

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Land Use Rights

According to the PRC laws, the government owns all land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

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

There was no impairment loss recognized for the years ended December 31, 2021 and 2020.

Lease

ASC 842 supersedes the lease requirements in ASC 840 “Leases,” and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. Leases that transfer substantially all of the benefits and risks incidental to the ownership of assets are accounted for as finance leases as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases.

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

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from the processing, distribution and sale of its products. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which had been levied at the rate of 17% on the invoiced value of sales until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration

Contracts do not offer any price protection but allow for the return of certain goods if quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the years ended December 31, 2021 and 2020. The total sales return and warranty expenditures amount are accounting for around 0.46% and 0.71% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the years ended December 31,
	2021	2020
Major Product
Transmission boxes for Forklift	85,618,567	58,407,137
Transmission boxes for Non-Forklift (EV, etc.)	13,221,333	8,457,238
Total	98,839,900	66,864,375

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $5,526,546 and $2,384,951 for the years ended December 31, 2021 and 2020, respectively. Research and development costs are incurred on a project specific basis.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.21 million and $2.34 million as of December 31, 2021 and 2020, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2021 and 2020, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Earnings per share

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares equivalents had been issued and if the additional ordinary shares were dilutive. On October 24, 2019, the Company completed its Business Combination whereby Zhongchai Holding received 7,500,000 shares in exchange for all the share capital of Zhongchai Holding, which is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the annual financial statements of the Company. The impact of the stock exchange is also shown on the Company’s Statements of Shareholders’ Equity.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2021 and 2020. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2021 and 2020.

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

Exchange Risk

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and yet, because of a fluctuating exchange rates, record higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on the relevant dates. The exchange rate could fluctuate depending on changes in the political and economic environment without notice.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in April 2019. To clarify that receivables arising from operating leases are within the scope of lease accounting standards. In October 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for public filers that are considered small reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is a smaller reporting company, implementation is not needed until January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, and expects the standard will have a minor impact on its consolidated financial statements.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHORT TERM INVESTMENT

As of December 31, 2021 and 2020, the Company’s short term investment amounted to $2,105,938 and $0, respectively. On July 1, 2021, the Company purchased an fixed income investment sponsored by Zhejiang Jilin Electronic Technology Co., LTD for $500,000. The investment matures on June 30, 2022 and calls for guaranteed principal repayment. On August 30, 2021, the Company purchased a bank wealth management products for US$1,547,892 (RMB10,000,000). As of December 31, 2021, the fair value of the Company’s bank wealth management product was $1,605,938 (RMB10,234,00). The Company has recognized and measured these short term investments as Level 2 assets based on the fair value hierarchy framework.

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the years ended December 31,
	2021		2020
Major customers representing more than 10% of the Company’s revenues
Company A	$18,252,003	18.47%	$15,311,874	22.90%
Company B	14,766,702	14.94%	7,699,161	11.51%
Total Revenues	$33,018,705	33.41%	$23,011,035	34.41%

	As of
	December 31, 2021		December 31, 2020
Major customers of the Company’s accounts receivable, net
Company A	2,157,638	13.56%	2,002,275	14.95%
Company B	2,148,131	13.50%	1,955,113	14.60%
Company C	1,957,936	12.30%	1,359,607	10.15%
Total	$6,263,705	39.36%	$5,316,995	39.69%

Accounts receivable from the Company’s major customers accounted for 39.36% and 39.69% of total accounts receivable balances as of December 31, 2021 and December 31, 2020, respectively.

There was no supplier representing more than 10% of the Company’s total purchases for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	December 31, 2021	December 31, 2020
Accounts receivable	$16,774,321	$13,395,080
Less: allowance for doubtful accounts	(859,319)	(986,532)
Accounts receivable, net	$15,915,002	$12,408,548

Changes in the allowance for doubtful accounts are as follows:

	For the years ended December 31,
	2021	2020
Beginning balance	$986,532	$1,037,797
Provision for doubtful accounts	(149,172)	(116,466)
Effect of FX change	21,959	65,201
Ending balance	$859,319	$986,532

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES

	As of
	December 31, 2021	December 31, 2020
Raw materials	$9,789,196	$5,682,382
Revolving material	1,078,292	742,437
Consigned processing material	67,706	51,290
Work-in-progress	2,620,821	2,015,677
Finished goods	12,271,252	6,888,277
Less: inventory impairment	(23,793)	-
Inventories, net	$25,803,474	$15,380,063

NOTE 7 – NOTES RECEIVABLE

	As of
	December 31, 2021	December 31, 2020
Bank notes receivable	$36,075,366	$30,803,772
Commercial notes receivable	1,475,755	-
Total	$37,551,121	$30,803,772

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to six months from the date of issuance. As of December 31, 2021, the Company pledged notes receivable for an aggregate amount of $28.14 million to Bank of Communications as a means of security for issuance of bank acceptance notes in an aggregate amount of $24.89 million. As of December 31, 2020, the Company pledged notes receivable for an aggregate amount of $26.53 million to Bank of Communications as a means of security for issuance of bank acceptance notes for an aggregate amount of $23.70 million. The Company expects to collect notes receivable within 6 months.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of December 31, 2021 and 2020, property, plant and equipment consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Buildings	$12,751,105	$12,453,285
Machinery	21,930,452	20,907,623
Motor vehicles	341,697	325,850
Electronic equipment	206,122	198,955
Fixed assets decoration*	-	-
Total property plant and equipment, at cost	35,229,376	33,885,713

Less: accumulated depreciation	(16,679,022)	(13,843,189)
Property, plant and equipment, net	$18,550,354	$20,042,524
Construction in process	407,199	92,815
Total	$18,957,553	$20,135,339

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

For the years ended December 31, 2021 and 2020, depreciation expense amounted to $2.51 million and $2.34 million, respectively, of which $1.53 million and $1.68 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

For the years ended December 31, 2021 and 2020, $0 million and $0.51 million of construction in progress were converted into fixed assets.

Assets used as security included the following:

	As of
	December 31, 2021	December 31, 2020
Buildings, net	$11,314,916	$11,050,641
Machinery, net	2,201,707	2,150,284
Total	13,516,623	13,200,925

As of December 31, 2021, the Company pledged its ownership interests in certain buildings for net book value of RMB72.11 million ($11.31 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB104.63 million.

As of December 31, 2020, the Company pledged its ownership interests in certain buildings for net book value of RMB72.11 million ($11.05 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB104.63 million.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Land use rights, cost	$4,827,951	$4,715,188
Less: Accumulated amortization	(792,753)	(679,934)
Land use rights, net	$4,035,198	$4,035,254

As of December 31, 2021, the Company had land use rights with net book value of $4.04 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2020, the Company had land use rights with net book value of $4.04 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of December 31, 2020:

Years ending December 31,	Amortization expense
2022	$95,513
2023	95,513
2024	95,513
2025	95,513
2026	95,513
Thereafter	3,557,633
Total	$4,035,198

NOTE 10 – NOTES PAYABLE

	As of
	December 31, 2021	December 31, 2020
Bank acceptance notes	$42,093,061	$25,889,067
Total	$42,093,061	$25,889,067

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $6.74 million and $2.24 million restricted cash, $28.14 million and $26.53 million notes receivable, and $4.04 million and $4.04 land use rights, as of December 31, 2021 and December 31, 2020, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	December 31, 2021	December 31, 2020
Procurement of Materials	$28,076,580	$21,140,063
Infrastructure& Equipment	870,616	717,053
Freight fee	116,936	148,144
Total	$29,064,132	$22,005,260

NOTE 12 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	December 31, 2021	December 31, 2020
Collateralized bank loans	$7,976,336	$17,261,302
Guaranteed bank loans	784,609	1,226,054
Total	$8,760,945	$18,487,356

Short-term loans as of December 31, 2021 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2021
August 23, 2022	Operating Loans	Agricultural bank of PRC	4.57	$2,954,837
August 18, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,255,375
August 23, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,098,453
September 01, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,667,671
January 21, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$784,609
Total				$8,760,945

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SHORT TERM BANK LOANS (CONTINUED)

Short-term loans as of December 31, 2020 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2020
September 1, 2021	Operating Loans	Agricultural bank of PRC	4.44	$5,950,958
September 6, 2021	Operating Loans	Agricultural bank of PRC	4.44	$6,252,874
September 16, 2021	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,226,053
September 22, 2021	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,226,053
September 26, 2021	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,605,364
November 11, 2021	Operating Loans	SPD Rural Bank of Xinchang	5.50	1,226,054
Total				$18,487,356

All short-term bank loans are obtained from local banks in the PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 4.628% and 4.547% for the years ended December 31, 2021 and 2020, respectively. The Company was in compliance with their financial covenants as of December 31, 2021 and 2020, respectively.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	December 31, 2021	December 31, 20120
Employee payables	946,678	483,922
Other tax payables	31,779	1,208,323
Borrowing from third party	219,970	520,080
Total	$1,198,427	$2,212,325

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	December 31, 2021	December 31, 2020
Subsidy	2,212,938	2,342,648
Total	$2,212,938	$2,342,648

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. For the year ended December 31, 2021, grant income decreased by $0.13 million, as compared to the year ended December 31, 2020. The change was mainly due to timing of incurring qualifying expenses.

NOTE 15 – OPERATING LEASE LIABILITIES

The Company leases most of its corporate offices under operating leases, with initial terms of 3 years. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. Supplemental cash flow information related to leases for the year ended December 31, 2021 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$24,240
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of December 31, 2021 is as follows:

Operating leases:
Operating lease right-of-use assets	$80,682

Current portion of operating lease liabilities	$33,308
Long-term portion of operating lease liabilities	47,614
Total operating lease liabilities	$80,922

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2021:

For the year ending December 31,	Operating Leases
2022	36,600
2023	36,960
2024	12,360
Total lease payments	85,920

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LEASE OBLIGATIONS

	As of
	December 31, 2021	December 31, 2020
Lease obligations - current	$197,915	$797,179
Lease obligations - non-current	—	166,292
Total	$197,915	$963,471

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of December 31, 2021 and December 31, 2020, the Company had no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 11,329,530 and 10,225,142 ordinary shares issued and outstanding, respectively.

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

Pursuant to the Service Agreement entered into and by the Company and CIIX on August 21, 2019, CIIX were to provide certain investor relations services to the Company for a period of three months beginning on August 21, 2019. Pursuant to the Service Agreement, the Company were to pay CIIX fees consisting of three equal monthly instalments of $12,000 and 5,000 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 24, 2020, Greenland and CIIX entered into the CIIX Termination Agreement to terminate their respective obligations under the Service Agreement. Pursuant to the CIIX Termination Agreement, the Company agreed to issue the CIIX Termination Shares to CIIX. Upon CIIX’s receipt of the CIIX Termination Shares, the Company fully satisfied its payment obligations under the Service Agreement.

Pursuant to the Investor Relations Consulting Agreement entered into and by the Company and SCCG on August 15, 2019, SCCG were to provide certain investor relations services to the Company for a period of twelve months beginning on August 15, 2019. Pursuant to the Consulting Agreement, the Company were to pay SCCG fees consisting of $5,000 per month and 1,250 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 25, 2020, Greenland and SCCG entered into the SCCG Termination Agreement to terminate their respective obligations under the Consulting Agreement. Pursuant to the SCCG Termination Agreement, the Company agreed to issue the SCCG Termination Shares to SCCG. Upon SCCG’s receipt of the SCCG Termination Shares, the Company fully satisfied its payment obligations under the Consulting Agreement.

On October 24, 2020, the Company’s board of directors held a meeting and executed resolutions to approve the issuance of 120,000 ordinary shares to Raymond Wang, the Company’s chief executive officer, to offset unpaid salary to him in the amount of $120,833.33 and the issuance of 135,000 ordinary shares to Jing Jin, the Company’s chief financial officer, to offset unpaid salary to him in the amount of $60,000 and his personal loan to the Company in the amount of $75,000. On November 10, 2020, the Company issued 135,000 ordinary shares to Jing Jin. On December 30, 2020 and February 8, 2021, the Company issued 69,000 and 51,000 ordinary shares to Raymond Wang, respectively. In February 2021, the Company issued 48,344 ordinary shares from the exercise of warrants by certain warrantholders. On March 4, 2021, we issued 132,000 ordinary shares to Chardan from the exercise of Chardan’s unit purchase option to purchase 120,000 units. On April 19, 2021, the Company issued 2,500 ordinary shares to each of Peter Zuguang Wang, Charles Athle Nelson, Everett Xiaolin Wang, Ming Zhao and Bo Shen. On April 20, 2021, the Company issued 2,700 ordinary shares to Xiaqing Yang. On June 30, 2021, the Company closed a firm commitment offering of 857,844 ordinary shares at $8.16 per share with gross proceeds of $7,000,007 under its effective shelf registration statement.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDERS’ EQUITY (CONTINUED)

Rights — Each holder of a right was entitled to receive one-tenth (1/10) of one ordinary share upon consummation of the Business Combination.

As of December 31, 2021, all of the existing Rights were converted into 468,200 ordinary shares as a result of the Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants have been exercisable since October 24, 2019. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	At any time while the Public Warrants are exercisable,

●	Upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	If, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.50 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	If, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDERS’ EQUITY (CONTINUED)

Private warrants include (i) the 282,000 warrants underlying the units issued to the Sponsor and Chardan in a private placement in connection with our initial public offering (“Private Unit Warrants”), and (ii) 120,000 warrants held by Chardan upon the exercise of its unit purchase option to purchase 120,000 units in March 2021 (“Option Warrants,” together with Private Unit Warrants, the “Private Warrants”). The Private Warrants are identical to the Public Warrants underlying the units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

As of December 31, 2021, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan Capital Markets, LLC and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of July 24, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of December 31, 2021, an option exercisable by Chardan for 120,000 units is outstanding.

NOTE 18 – EARNINGS PER SHARE

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – EARNINGS PER SHARE (CONTINUED)

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Year ended December 31,
	2021	2020
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$6,265,578	$6,758,502
Weighted average basic and diluted computation shares outstanding:
Shares issued in reverse recapitalization	10,006,142	10,006,142
Restricted stock grants	285,200	219,000
Weighted average shares issued for exercise of warrants	1,038,188	—
Weighted average ordinary shares	10,840,638	10,037,249
Dilutive effect of stock options	—	—
Restricted stock vested not issued	—	—
Ordinary shares and ordinary shares equivalents	10,840,638	10,037,249
Basic and diluted net income per share	$0.58	$0.67

NOTE 19 – SALES BY GEOGRAPHY

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the years ended December 31, 2021 and 2020 are as follows:

	For the years ended December 31,
	2021	2020
Domestic Sales	$98,278,264	$66,693,376
International Sales	561,636	170,999
Total	$98,839,900	$66,864,375

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the year ended December 31, 2021 was 20.23%. The effective tax rate for the year ended December 31, 2021 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

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

The Company had recorded $0 unrecognized benefit as of December 31, 2021 and December 31, 2020, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – COMMITMENTS AND CONTINGENCIES

(1) Pledged collateral for bank loans

On December 6, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (“ABC Xinchang”), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 6, 2019 to May 21, 2022. As of December 31, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB18.83 million and RMB38.83 million, respectively.

On November 28, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with ABC Xinchang, pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to December 26, 2022. As of December 31, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB0 million and RMB40.80 million, respectively.

On December 17, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 16, 2019 to December 15, 2024. As of December 31, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB17.00 million and RMB17.00 million, respectively.

On December 18, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 16, 2019 to December 15, 2024. As of December 31, 2021 and December 31, 2020, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million and RMB8.00 million, respectively.

(3) Litigation

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

On October 14, 2019, the plaintiff, the Company and all other named defendants entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019.  Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement on Schedule 14A, filed with the Commission on December 1, 2020 mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. As of January 25, 2021, we have settled with our counter party which paid into in total $65,000.

Facility Leases

The Company entered into a failed sale-leaseback transaction in August 2020. See further discussion in NOTE 16 –LEASE OBLIGATIONS.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of December 31, 2021:

Years ending December 31,	Amount
2022	197,915
-
Total	$197,915

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	December 31, 2021	December 31, 2020
Due to related parties:
Sinomachinery Holding Limited[1]	$-	$1,775,869
Zhejiang Kangchen Biotechnology Co., Ltd[2]	-	64,505
Zhejiang Zhonggong Machinery Co., Ltd.[3]	409,807	538,166
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	2,903	3,602
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	94,442	514,365
Cenntro Holding Limited⁷	1,341,627	1,591,627
Peter Zuguang Wang⁷	-	25,000
Cenntro Automotive Corporation[7]	11,462	-
Xinchang County Jiuxin Investment Management Partnership (LP)[7]	1,569,218	4,347,985
Hangzhou Jiuru Economic Information Consulting Co. Ltd[7]	190,000	190,000
Total	$3,619,459	$9,051,119

The balance of due to related parties as of December 31, 2021 and December 31, 2020 consisted of:

1	Overpayment from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.,

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	December 31,	December 31,
	2021	2020
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	219,691	-
Cenntro Holding Limited	$39,459,874	$38,535,171
Total	$39,679,565	$38,535,171

The balance of due from related parties as of December 31, 2021 and December 31, 2020 consisted of:

Other receivable from Cenntro Holding Limited was $39.68 million and $38.5 million   as of December 31, 2021 and December 31, 2020, respectively.

The Company expects the amount due from its equity holder, Cenntro Holding will pay back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the years ended December 31, 2021 and 2020 are listed below:

	For the years ended December 31,
	2021	2020
Withdraw funds from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	77,611	646,926
Cenntro Holding Limited	251,973	251,973
Xinchang County Jiuxin Investment Management Partnership (LP)	-	435,249
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	35,080	79,796
Peter Zuguang Wang	25,000	25,000
Greenland Asset Management Corporation	-	70,000
Cenntro Smart Manufacturing Tech. Co., Ltd.	29,647	-

	For the years ended December 31,
	2021	2020
Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	139,699	594,841
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	677,697	43,525
Greenland Asset Management Corporation	-	70,000
Xinchang County Jiuxin Investment Management Partnership (LP)	2,851,515	-
Cenntro Smart Manufacturing Tech. Co., Ltd.	36,632	-
Peter Zuguang Wang	25,000	-
Cenntro Holding Limited	250,000	-
Zhejiang Kangchen Biotechnology Co., Ltd	64,505	-

(d) Summary of Related Party dividend payment:

A summary of dividend payment to related parties for the years ended December 31, 2021 and 2020 are listed below:

	For the years ended December 31,
	2021	2020
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	-	1,517,173

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is March 31, 2022. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855 unless otherwise disclosed below.

On or about March 30, 2022, the Company approved a repayment schedule by Cenntro Holding Limited (“Cenntro”) whereby Cenntro will begin repaying the Company in September of 2022 and it will secure the outstanding debt by pledging marketable securities to the Company with an approximate value of $30 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls, as under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, defined are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2021, the end of the fiscal year covered by this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weakness in internal controls over financial reporting as described below. Greenland’s management anticipates that the Company’s disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

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

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation on the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under this framework, Greenland’s management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weakness:

●	The lack of sufficient and competent financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements.

Based on the above factors, management concluded that our insufficient knowledge of U.S. GAAP and SEC rules represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2021.

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

Inherent Limitations on Disclosure Controls and Procedures and Internal Control over Financial Reporting

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

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are an emerging growth company as defined under the JOBS Act. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Peter Zuguang Wang(5)	67	Chairman of the Board of Directors
Raymond Z. Wang	38	Chief Executive Officer and President
Jing Jin	38	Chief Financial Officer
Lei Chen	61	Chief Scientist
Ming Zhao(1)(4)	45	Independent Director
Charles Athle Nelson(1)(2)(3)(4)	69	Independent Director
Everett Xiaolin Wang(2)(3)(4)	60	Independent Director
Frank Shen(1)(2)(3)(5)	52	Independent Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)	Class I director

(5)	Class II director

Mr. Peter Zuguang Wang has served as the chairman of the board of directors of the Company since October 24, 2019. In addition, Mr. Wang has served as Zhongchai Holding’s sole director since its inception in April, 2009. He has also served as the Chief Executive Officer of Cenntro Automotive Group, a company that designs and manufactures all-electric utility vehicles for sale in the United States, Europe and PRC, since February 2014. Mr. Wang co-founded UTStarcom in 1990 and was the Executive Vice President until August 30, 1995. From August 1995 to December 2000, Mr. Wang was the Chairman and Chief Executive Officer of World Communication Group, an international telecommunication company. From December 2000 to August 2009, Mr. Wang was the Chairman and Chief Executive Officer of PRC Quantum Communication Limited (later changed to Techedge, Inc. and then to PRC Biopharma, Inc.), a telecommunication services company. Previously, Mr. Wang worked at AT&T Bell Labs and Racal-Milgo Information System. Mr. Wang was also the Co-Chairman of Business Advisory Council of the National Republican Congressional Committee during the period of 1994 to 1995. Mr. Wang earned his dual Bachelor of Science degrees in Mathematics and Computer Science and Master of Science degree in Electrical Engineering from University of Illinois at Urbana-Champaign. He received a Master of Business Administration degree in Marketing from Nova South-eastern University.

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

Under Nasdaq Rule 5605(a) (2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. When determining the independence of the members of our compensation committee under the heightened independence requirements contained in the Nasdaq Listing Rules and Rule 10C-1 under the Exchange Act, our board of directors is required to consider all factors specifically relevant to determining whether a director has a relationship with us that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of that director, including any consulting, advisory, or other compensatory fee paid by us to that director; and (2) whether that director is affiliated with our Company, a subsidiary of our Company, or an affiliate of a subsidiary of our Company.

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Mr. Ming Zhao, Mr. Charles Athle Nelson, Mr. Everett Xiaolin Wang and Mr. Frank Shen are “independent directors” as defined under Rule 5605(a) (2) of the Nasdaq Listing Rules.

Our board of directors also determined that Mr. Ming Zhao, Mr. Charles Athle Nelson, and Mr. Frank Shen, who comprise our audit committee, and Mr. Everett Xiaolin Wang, Mr. Charles Athle Nelson and Mr. Frank Shen, who comprise our compensation committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our share capital by each non-employee director.

Number and Terms of Office of Officers and Directors

The directors of the board of directors consist of two classes, being the class I directors (the “Class I Directors”) and the class II directors (the “Class II Directors”). The term of office of the first class of directors, consisting of Mr. Ming Zhao, Mr. Everett Xiaolin Wang, and Mr. Charles Athle Nelson, will expire at the annual general meeting in 2022. The term of office of the second class of directors, consisting of Mr. Peter Zuguang Wang and Mr. Frank Shen, will expire at the annual general meeting in 2023. Directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting following their election. Except as the BVI Business Companies Act, 2004 (the “Act”) or any applicable law may otherwise require, in the interim between an annual general meeting, or general meeting called for the election of directors, and the removal of one or more directors, any vacancy on the board of directors may be filled by the majority vote of the remaining directors.

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

Board Meetings

Our board of directors held two meetings during the fiscal year ended December 31, 2021. All directors attended the meeting of the board of directors.

Committees of the Company’s Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a corporate governance committee. All the directors consisting of the audit committee, the compensation committee, and the corporate governance committee are independent.

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

Compensation Committee

Subject to the requirement of law or the Nasdaq listing rules, we have established a compensation committee of the board of directors. The members of our compensation committee are Mr. Everett Xiaolin Wang, Mr. Frank Shen and Mr. Charles Athle Nelson. Mr. Charles Athle Nelson serves as chairman of the compensation committee. The Company’s compensation committee will be responsible for, among other things:

●	Reviewing, approving and determining the compensation of the Company’s officers and key employees;

●	Reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the board of directors or any committee thereof;

●	Administering the Company’s equity compensation plans;

●	Reviewing, approving and making recommendations to the board of directors regarding incentive compensation and equity compensation plans; and

●	Establishing and reviewing general policies relating to compensation and benefits of the Company’s employees.

Compensation Committee Interlocks and Insider Participation

None of the Company’s officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or the board of another entity, one of whose officers served on the Company’s compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose officers served on our board of directors.

Nominating and Corporate Governance Committee

Subject to the requirement of law or the Nasdaq listing rules, we have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Mr. Everett Xiaolin Wang, Mr. Frank Shen and Mr. Charles Athle Nelson. Mr. Frank Shen serves as chairman of the nominating committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

Each of the members of the nominating and corporate governance committee will meet the requirements for independence under the applicable rules and regulations of the SEC and rules of Nasdaq. The nominating and corporate governance committee is responsible for, among other things:

●	Identifying, evaluating and selecting, or making recommendations to the board of directors regarding, nominees for election to the board of directors and its committees;

●	Evaluating the performance of the board of directors and of individual directors;

●	Considering, and making recommendations to the board of directors regarding, the composition of the board of directors and its committees;

●	Reviewing developments in corporate governance practices;

●	Evaluating the adequacy of the corporate governance practices and reporting;

●	Reviewing related person transactions; and

●	Developing, and making recommendations to the board of directors regarding, corporate governance guidelines and matters.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% shareholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Raymond Z. Wang,	2021	145,000	-	395,760	-	-	-	-	540,760
Chief Executive Officer and President(1)	2020	145,000	-	69,000	-	-	-	-	214,000

Jing Jin, Chief Financial Officer(2)	2021	136,000	-	-	-	-	-	-	136,000
	2020	72,000		135,000	-	-	-	-	207,000

Lei Chen, Chief Scientist(3)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

(1)	Mr. Wang has served as the Chief Executive Officer and President of the Company since October 24, 2019.

(2)	Mr. Jin has served as the Chief Financial Officer of the Company since October 24, 2019.

(3)	Mr. Chen has served as the Chief Scientist of the Company since October 24, 2019.

Employment Agreements

On October 24, 2019, the Company entered into employment agreements (each an “Employment Agreement,” collectively, the “Employment Agreements”) with Mr. Raymond Z. Wang, Mr. Jing Jin, and Mr. Lei Chen (each an “officer,” collectively, “Officers”), all of which are filed as exhibits to the form 8-K we filed with the SEC on October 30, 2019.

Under the Employment Agreements, each Officer is employed for a term of three years. Our Employment Agreements with each Officer will be automatically extended for additional one-year terms unless we or such Officer provides a three-month prior notice to the other party prior to the expiration of the applicable term. We may terminate the employment with any Officer for cause, at any time, without advance notice or remuneration, for certain acts of the Officer, including, but not limited to, conviction or plea of guilty to a crime, gross negligence, dishonest act that has caused detriment to the Company, or a failure to perform agreed duties. The Company may terminate the employment with the Officer without cause, at any time, upon one-month prior written notice. Upon termination without cause, the Company shall provide certain severance payments and benefits to the executive specified in the Employment Agreements. The Officer may terminate the Employment at any time with a one-month prior written notice to the Company, if (1) there is a material reduction in the Officer’s authority, duties and responsibilities, or (2) there is a material reduction in the Officer’s annual salary.

Each of the Officers agreed, at all times during the term of the employment and after his termination, to hold in the strictest confidence, and not to use, except for the benefit of the Company, or to disclose to any person, corporation or other entity without prior written consent of the Company, any confidential information defined therein.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercise and Stock Vested Table

In the fiscal year ended December 31, 2021, there was no exercise of stock options, share appreciation rights or similar instruments, or vesting of shares, including restricted shares, restricted share units and similar instruments by our executive officers.

Pension Benefits

We do not offer our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

We do not pay our directors in connection with attending individual board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. In addition to reimbursement for reasonable expenses incurred in connection with serving on the board of directors, we paid our directors who served during the fiscal year ended December 31, 2021 compensation as follows:

Director Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Zuguang Wang	-	20,575	-	-	-	-	20,575
Ming Zhao	-	20,575	-	-	-	-	20,575
Charles Athle Nelson	-	20,575	-	-	-	-	20,575
Everett Xiaolin Wang	-	20,575	-	-	-	-	20,575
Frank Shen	-	20,575	-	-	-	-	20,575

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the beneficial ownership of our ordinary shares by:

●	Each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;

●	Each of our directors, persons chosen to become a director and named executive officers; and

●	Our directors and named executive officers as a group.

The numbers of ordinary shares outstanding and the percentage of beneficial ownership are based on 11,329,530 ordinary shares issued and outstanding as of March 31, 2022. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days. These securities, however, are not included in the computation of the percentage ownership of any other person. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Title of Class	Name and Address of Beneficial Owner**†	Amount	Percent of Class

Directors and named Executive Officers

Ordinary Shares	Peter Zuguang Wang(1)	6,734,449	59.44%

Ordinary Shares	Raymond Z. Wang	120,000	1.06%

Ordinary Shares	Jing Jin	-	-

Ordinary Shares	Lei Chen	-	-

Ordinary Shares	Ming Zhao	2,500	*

Ordinary Shares	Charles Athle Nelson	2,500	*

Ordinary Shares	Everett Xiaolin Wang	2,500	*

Ordinary Shares	Frank Shen	2,500	*

Ordinary Shares	All Directors and executive officers as a group:	6,864,449	60.59%

Principle Shareholders:

Ordinary Shares	Peter Zuguang Wang and his affiliated entity(1)	6,734,339	59.44%

*	Aggregate number of shares accounts for less than 1% of our total ordinary shares outstanding as of the date of this Report.

**	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

†	The business address of such individual is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512.

(1)	Represents 2,500 ordinary shares directly owned by Peter Zuguang Wang and 6,731,949 ordinary shares held by Cenntro Holding Limited, a company incorporated in Hong Kong and wholly owned by Peter Zuguang Wang.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about ordinary shares that may be issued under our exiting equity compensation plans as of December 31, 2021.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,396,533 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—

(1)	Includes 1,000,000 ordinary shares available for future issuance under the 2020 Equity Incentive Plan and 1,396,533 ordinary shares available for future issuance under the 2021 Share Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Names and Relationship of Related Parties

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

Summary of Balances with Related Parties

Due to related parties

	As of
	December 31, 2021	December 31, 2020
Due to related parties:
Sinomachinery Holding Limited[1]	$-	$1,775,869
Zhejiang Kangchen Biotechnology Co., Ltd[2]	-	64,505
Zhejiang Zhonggong Machinery Co., Ltd.[3]	409,807	538,166
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	2,903	3,602
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	94,442	514,365
Cenntro Holding Limited⁷	1,341,627	1,591,627
Peter Zuguang Wang⁷	-	25,000
Cenntro Automotive Corporation[7]	11,462	-
Xinchang County Jiuxin Investment Management Partnership (LP)[7]	1,569,218	4,347,985
Hangzhou Jiuru Economic Information Consulting Co. Ltd[7]	190,000	190,000
Total	$3,619,459	$9,051,119

The balance of due to related parties as of December 31, 2021 and December 31, 2020 consisted of:

1	Overpayment from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.,

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties.

Due from related parties

	As of
	December 31, 2021	December 31, 2020
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	219,691	-
Cenntro Holding Limited	$39,459,874	$38,535,171
Total	$39,679,565	$38,535,171

The balance of due from related parties as of December 31, 2021 and December 31, 2020 consisted of:

Other receivable from Cenntro Holding Limited was $39.68 million and $38.5 million as of December 31, 2021 and December 31, 2020, respectively.

The Company expects the amount due from its equity holder, Cenntro Holding will pay back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022.

Related Party Funds Lending

A summary of funds lending with related parties for the years ended December 31, 2021 and 2020 are listed below:

	For the years ended December 31,
	2021	2020
Withdraw funds from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	77,611	646,926
Cenntro Holding Limited	251,973	251,973
Xinchang County Jiuxin Investment Management Partnership (LP)	-	435,249
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	35,080	79,796
Peter Zuguang Wang	25,000	25,000
Greenland Asset Management Corporation	-	70,000
Cenntro Smart Manufacturing Tech. Co., Ltd.	29,647	-

	For the years ended December 31,
	2021	2020
Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	139,699	594,841
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	677,697	43,525
Greenland Asset Management Corporation	-	70,000
Xinchang County Jiuxin Investment Management Partnership (LP)	2,851,515	-
Cenntro Smart Manufacturing Tech. Co., Ltd.	36,632	-
Peter Zuguang Wang	25,000	-
Cenntro Holding Limited	250,000	-
Zhejiang Kangchen Biotechnology Co., Ltd	64,505	-

Related Party Dividend Payment

A summary of dividend payment to related parties for the year ended December 31, 2021 and 2020 are listed below:

	For the years ended December 31,
	2021	2020
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	-	1,517,173

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” for details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms during fiscal years ended December 31, 2021 and 2020:

WWC, P.C.

	Year ended December 31, 2021	Year ended December 31, 2020

Audit Fees (1)	$250,000	$300,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$250,000	$300,000

BDO China Sun Lun Pan Certified Public Accountants LLP

	Year ended December 31, 2021	Year ended December 31, 2020

Audit Fees (1)	$-	$-
Audit-Related Fees (2)	-	30,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$-	$30,000

(1)	Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

(3)	Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning. During the fiscal years of 2019 and 2018, the services provided in this category include assistance and advice in relation to the preparation of corporate income tax returns.

(4)	All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Exhibit Description
3.1	Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.2	Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.3 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.3	Second Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
3.4	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019 (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on October 30, 2019)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the annual report on Form 10-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on April 3, 2020)
4.2	Warrant Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
4.3	Rights Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
10.1	Registration Rights Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.2	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of the Company, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)

10.3	Employment Agreement, dated October 24, 2019 by and between the Company and Raymond Z. Wang ((incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.4	Employment Agreement, dated October 24, 2019 by and between the Company and Lei Chen (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.5	Employment Agreement, dated October 24, 2019 by and between the Company and Jing Jin (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.6	Extension Agreement entered into by and between the Company and Cenntro Holdings Limited dated November 21, 2020 (incorporated herein by reference to Exhibit 10.1 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 23, 2020)
10.7	Lease Agreement dated April 1, 2021 by and between SFA 50 Millstone Road, LLC and Greenland Technologies Corp. (incorporated herein by reference to Exhibit 10.2 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on May 12, 2021)
10.8	At the Market Offering Agreement by and between Greenland Technologies Holding Corporation and H.C. Wainwright & Co., LLC, dated November 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on November 22, 2021)
10.9*	Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co. Ltd. and Agriculture Bank of China, dated August 24, 2021
10.10*	Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Rural Commercial Bank of Xinchang, dated August 31, 2021
10.11*	Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Rural Commercial Bank of Xinchang, dated August 31, 2021
10.12*	Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Rural Commercial Bank of Xinchang, dated September 3, 2021
10.13*	Channel Partner Agreement by and between Greenland Technologies Corp. and Elive Maroc S.A.R.L. A.U, dated November 20, 2021
10.14*	Repayment Agreement entered into by and between the Company and Cenntro Holdings Limited dated March 30, 2022
14.1	Form of Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated January 10, 2020 (incorporated herein by reference to Exhibit 16.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on January 10, 2020)
16.2	Letter from BDO China Shu Lun Pan Certified Public Accountants LLP to the Securities and Exchange Commission, dated November 17, 2020 (incorporated herein by reference to Exhibit 16.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on November 17, 2020)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of WWC P.C., independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Raymond Z. Wang	Chief Executive Officer and President	March 31, 2022
Raymond Z. Wang	(Principal Executive Officer)

/s/ Jing Jin	Chief Financial Officer and Corporate Secretary	March 31, 2022
Jing Jin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Zuguang Wang	Chairman of the Board and Director	March 31, 2022
Peter Zuguang Wang

/s/ Everett Xiaolin Wang	Independent Director	March 31, 2022
Everett Xiaolin Wang

/s/ Ming Zhao	Independent Director	March 31, 2022
Ming Zhao

/s/ Charles Athle Nelson	Independent Director	March 31, 2022
Charles Athle Nelson

/s/ Frank Shen	Independent Director	March 31, 2022
Frank Shen