Form 10-Q
period 2022-03-31
Greenland Technologies Holding Corp.
filed 2022-05-16
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 16, 2022, there were 11,329,530 ordinary shares of the registrant outstanding.

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the U.S. Securities and Exchange Commission (“SEC”), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2020 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2020 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2020 (UNAUDITED)

PAGE	F-7-F-32	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(IN U.S. DOLLARS)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$6,853,839	$11,062,590
Restricted cash	6,330,613	6,738,302
Short Term Investment	4,066,630	2,105,938
Notes receivable	33,524,960	37,551,121
Accounts receivable, net of allowance for doubtful accounts of $869,034 and $859,319, respectively	24,715,861	15,915,002
Inventories	24,963,483	25,803,474
Due from related parties-current	39,790,638	39,679,565
Advance to suppliers	632,664	434,893
Prepayments and other current assets	80,782	14,518
Total Current Assets	$140,959,470	$139,305,403

Non-current asset
Property, plant, equipment and construction in progress, net	18,553,625	18,957,553
Land use rights, net	4,032,128	4,035,198
Deferred tax assets	676,622	141,623
Goodwill	3,890	3,890
Operating lease right-of-use assets	72,480	80,682
Other non-current assets	42,892	44,093
Total non-current assets	$23,381,637	$23,263,039
TOTAL ASSETS	$164,341,107	$162,568,442

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021 (Continued)

(IN U.S. DOLLARS)

	March 31,	December 31,
	2022	2021

Current Liabilities
Short-term bank loans	$9,595,697	$8,760,945
Notes payable-bank acceptance notes	37,072,247	42,093,061
Accounts payable	32,257,872	29,064,132
Taxes payables	-	108,058
Customer deposits	443,138	387,919
Due to related parties	2,022,459	3,619,459
Other current liabilities	2,307,551	1,198,427
Current portion of operating lease liabilities	33,816	33,308
Lease obligations - current	198,954	197,915
Total current liabilities	$83,931,734	$85,463,224

Long-term liabilities
Lease obligations – non-current	-	-
Long term operating lease liabilities	38,994	47,614
Other long-term liabilities	2,159,936	2,212,938
Total long-term liabilities	$2,198,930	$2,260,552
TOTAL LIABILITIES	$86,130,664	$87,723,776

COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, unlimited shares authorized; 11,329,530 and 10,225,142 shares issued and outstanding as of December 31, 2021 and December 31, 2020.	-	-
Additional paid-in capital	23,836,433	23,759,364
Statutory reserves	3,842,331	3,842,331
Retained earnings	35,455,748	33,668,696
Accumulated other comprehensive income (loss)	1,262,481	1,014,399
Total shareholders’ equity	$64,396,993	$62,284,790
Non-controlling interest	13,813,450	12,559,876
TOTAL EQUITY	$78,210,443	$74,844,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$164,341,107	$162,568,442

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2022	2021
REVENUES	$29,306,957	$24,610,894
COST OF GOODS SOLD	22,938,983	19,506,507
GROSS PROFIT	6,367,974	5,104,387
Selling expenses	639,647	379,230
General and administrative expenses	1,279,746	911,139
Research and development expenses	1,082,594	959,545
Total operating expenses	$3,001,987	$2,249,914
INCOME FROM OPERATIONS	$3,365,987	$2,854,473
Interest income	12,562	4,595
Interest expense	(105,009)	(180,189)
Loss on disposal of property and equipment	(404)	(1,770)
Other income	261,032	288,746
INCOME BEFORE INCOME TAX	$3,534,168	$2,965,855
INCOME TAX	619,370	522,616
NET INCOME	$2,914,798	$2,443,239
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,127,746	314,671
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$1,787,052	$2,128,568
OTHER COMPREHENSIVE INCOME (LOSS):	373,910	(258,229)
Unrealized foreign currency translation income (loss) attributable to Greenland technologies holding corporation and subsidiaries	248,082	(189,103)
Unrealized foreign currency translation income (loss) attributable to Noncontrolling interest	125,828	(69,126)
Comprehensive income (loss)	2,035,134	1,939,465
Noncontrolling interest	1,253,574	245,545
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	11,329,530	10,333,968
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.16	0.21

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2020	10,225,142	-	$13,707,398	$(62,925)	4,517,117	$26,728,332	$5,771,540	$50,661,462
Restricted share grants	51,000	-	51,000	-	-	-	-	51,000
Sale of shares and warrants	221,985	-	1,858,841	-	-	-	-	1,858,841
Net income	-	-	-	-	-	2,128,568	314,671	2,443,239
Foreign currency translation adjustment	-	-	-	(189,103)	-	-	(69,126)	(258,229)
Balance at March 31, 2021	10,498,127	-	$15,617,239	$(252,028)	4,517,117	$28,856,900	$6,017,085	$54,756,313

Balance at December 31, 2021	11,329,530	-	$23,759,364	$1,014,399	3,842,331	$33,668,696	$12,559,876	$74,844,666
Sale of shares and warrants	-	-	77,069	-	-	-	-	77,069
Net income	-	-	-	-	-	1,787,052	1,127,746	2,914,798
Foreign currency translation adjustment	-	-	-	248,082	-	-	125,828	373,910
Balance at March 31, 2022	11,329,530	-	$23,836,433	$1,262,481	3,842,331	$35,455,748	$13,813,450	$78,210,443

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,914,798	$2,443,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631,150	617,739
Loss on disposal of property and equipment	(404)	(1,770)
Increase in allowance for doubtful accounts	5,203	-
Increase in allowance for notes receivable	-	-
Increase in provision for inventory	(23,930)	-
Deferred tax assets	(534,516)	-
Stock based compensation expense	-	51,000
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(8,726,726)	(8,782,628)
Notes receivable	(4,225,481)	(1,917,274)
Inventories	999,943	(2,659,425)
Advance to suppliers	(195,582)	(95,982)
Other current and noncurrent assets	(2,016,804)	(8,782)
Increase (Decrease) In:
Accounts payable	3,042,556	6,670,537
Customer deposits	53,207	21,231
Other current liabilities	1,103,368	81,112
Income tax payable	(108,679)	-
Due to related parties	58,839	(268,449)
Long-term payables-Unamortized deferred financing costs	-	(1,257)
Other long-term liabilities	(166,858)	(147,438)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,261,046	$(3,998,147)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long term assets	$(101,188)	$(149,603)
Proceeds from government grants for construction	102,200	84,575
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$1,012	$(65,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$1,578,233	$769,562
Repayments of short-term bank loans	(789,116)	(1,539,124)
Notes payable	(5,244,491)	4,796,343
Proceeds from related parties	-	409,645
Repayment of loans from related parties	(1,578,233)	(1,077,930)
Repayment of loans from third parties	-	(307,825)
Proceeds from third parties	-	153,912
Payment of principal on financing lease obligation	-	(192,391)
Proceeds from equity and debt financing	77,069	1,858,841
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(5,956,538)	$4,871,033
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(4,694,480)	$807,858
Effect of exchange rate changes on cash	78,040	(59,934)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	17,800,892	9,403,053
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$13,184,452	$10,150,977
Bank balances and cash	6,853,839	8,092,764
Bank balances and cash included in assets classified as restricted cash	6,330,613	2,058,213

Supplemental Disclosure of Cash Flow Information
Income taxes paid	-	170,474
Interest paid	99,343	215,375

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

Greenland serves as the parent company of Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005, Hangzhou Greenland Energy Technologies Co., Ltd., an operating company formed under the laws of the PRC in 2019, and Shanghai Hengyu Business Management Consulting Co., Ltd., a company formed under the laws of the PRC in 2005. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the People’s Republic of China (the “PRC” or “China”).

Greenland Technologies Corp. (“Greenland Tech”) was incorporated on January 14, 2020 under the laws of the State of Delaware. Greenland Tech is a wholly-owned subsidiary of Greenland. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Through Zhongchai Holding and other subsidiaries, Greenland has experienced an increase in demand for forklifts in the manufacturing and logistics industries in China, as its revenue increased from approximately $24.61 million for the three months ended March 31, 2021 to $29.31 million for the three months ended March 31, 2022. The increase in revenue was primarily a significant increase in the Company’s sales volume, driven by growing market demand, and the Company’s ability to boost supplies while some of its competitors faced challenges in handling material shortages and were unable to deliver, which presented new market opportunities for the Company. Based on the revenues for the three months ended March 31, 2022 and 2021, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the three months ended March 31, 2022 and 2021, Greenland sold an aggregate of 41,902 and 36,986 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

The outbreak of the novel coronavirus, commonly referred to as “COVID-19,” first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. Effective February 3, 2020, the Company announced the temporary closure of its operating offices in Zhejiang Province, including suspension of its manufacturing activities in response to the emergency measures imposed by the local government. The Company’s operating subsidiaries were temporary shut down until the end of February 2020. For the three months ended March 31, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

The Company’s Shareholders

As of March 31, 2022, Cenntro Holding Limited owned 59.42% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, the Company is a “controlled company” as defined under the Nasdaq Stock Market Rules because Mr. Peter Zuguang Wang beneficially owns more than 50% of the voting power of the Company. As a “controlled company,” the Company is permitted to elect not to comply with certain corporate governance requirements. If the Company relies on these exemptions, the Company’s investors will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

The Company’s Subsidiaries

Zhongchai Holding, the wholly-owned subsidiary of the Company, owned 71.576% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 62.5% of Shanghai Hengyu Business Management Consulting Co., Ltd. (“Hengyu”), 100% of Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”) and 100% of Greenland Technologies Corporation. The remaining 37.5% equity interests in Hengyu are beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. The other shareholders of Zhejiang Zhongchai include Xinchang County Juxin Investment (Limited Partnership), which holds 8.42% of the equity interests in Zhejiang Zhongchai, and Xinchang County Jiuhe Enterprise Management (Limited Partnership), which holds 20.0% of the equity interests in Zhejiang Zhongchai and serves as a holding partnership for Zhejiang Zhongchai’s equity incentive plan.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.47% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.528% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. As of March 31, 2022, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

Hengyu

Hengyu is a limited liability Company registered on September 10, 2015 in Shanghai Free Trade Zone, Shanghai, the PRC. Hengyu holds no assets other than an account receivable owed by Cenntro Holding Limited. The main business of Hengyu is to provide investment management and consulting services.

Hangzhou Greenland

Hangzhou Greenland is a limited liability company registered on August 9, 2019 in Hangzhou Sunking Plaza, Zhejiang, the PRC. Hangzhou Greenland engages in the business of trading construction engineering machinery, electronic components, hardware, and others.

Greenland Tech

Greenland Tech was incorporated in the state of Delaware on January 14, 2020 as a wholly owned subsidiary of Greenland. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of March 31, 2022, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	25,000,000	71.576%	Manufacture, sale of various transmission boxes
Shanghai Hengyu Business Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 8, 2020	RMB	6,080,835	100%	Trading.
Greenland Technologies Corporation	Delaware January 14, 2020	USD	6,363,557	100%	US operation and distribution of electric industrial vehicles for North American market

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2022 and 2021 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

	For the three months ended March 31,
	2022	2021
Period end RMB: US$ exchange rate	6.3393	6.5518
Period average RMB: US$ exchange rate	6.3362	6.4972

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America. The Company maintains its bank accounts in PRC and Hong Kong. Balances at financial institutions or state-owned banks within PRC and Hong Kong are not covered by insurance.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $0.87 million and $0.86 million as of March 31, 2022 and December 31, 2021, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead. The Company records inventory reserves for excess or obsolete inventories based upon assumptions about its current and future demand forecasts.

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.63 million and $0.43 million as of March 31, 2022 and December 31, 2021.

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

There was no impairment loss recognized for three months ended December 31, 2022 and 2021.

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

The Company adopted ASC 606 on January 1, 2018, using the transition method of Modified-Retrospective Method (“MRM”). The adoption of ASC 606 had no impact on the Company’s beginning balance of retained earnings.

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company product returns and recorded reserve for sales returns were minimal for the three months ended March 31, 2022 and 2021. The total rebates amount is accounting for around 0.80% and 0.53% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the three months ended March 31,
Major Product	2022	2021
Transmission boxes for Forklift	25,405,541	21,549,356
Transmission boxes for Non-Forklift (EV, etc.)	3,901,416	3,061,538
Total	29,306,957	24,610,894

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $1,082,594 and $959,545 for the three months ended March 31, 2022 and 2021, respectively. Research and development costs are incurred on a project specific basis.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $2.16 million and $2.21 million at March 31, 2022 and December 31, 2021, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2022 and December 31, 2021, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2022 and December 31, 2021. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2022 and December 31, 2021.

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

In January 2017, the FASB issued ASU No. 2017-04 (Topic 350) Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. As amended by ASU 2019-10, this ASU will be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is evaluating the impact of the application of this standard and does not expect that the adoption of the ASU 2017-04 will have a material impact on the Company’s consolidated financial statements.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – SHORT TERM INVESTMENT

As of March 31, 2022 and December 31, 2021, the Company’s short term investment amounted to $4,066,630 and $2,105,938, respectively. On July 1, 2021, the Company entered into a financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD, pursuant to which Zhejiang Jilin Electronic Technology Co., LTD agreed to make short term investments with the amount contributed by the Company during the period from July 1, 2021 to June 30, 2022. The Company contributed a total of $500,000 under this agreement. During the first quarter of 2022, the Company purchased bank management products in a total amount of US$3,503,677 (RMB22,200,000). As of March 31, 2022, the fair value of the Company’s bank management products was $3,566,630 (RMB22,609,937). The Company has recognized and measured these short term investments as Level 2 assets based on the fair value hierarchy framework.

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the three months ended March 31,
	2022		2021
Major customers representing more than 10% of the Company’s revenues
Company A	$6,774,618	23.12%	$3,993,750	16.23%
Company B	4,507,829	15.38%	2,573,399	10.46
Total Revenues	$11,282,447	38.50%	$6,567,149	26.69%

	As of
	March 31, 2022		December 31, 2021
Major customers of the Company’s accounts receivable, net
Company A	5,669,899	22.94%	2,157,638	13.56%
Company B	2,924,526	11.83%	2,148,131	13.50%
Company C	1,840,328	7.45%	1,957,936	12.30%
Total	$10,434,753	42.22%	$6,263,705	39.36%

Accounts receivable from the Company’s major customers accounted for 42.22% and 39.36% of total accounts receivable balances as of March 31, 2022 and December 31, 2021, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	March 31, 2022	December 31, 2021
Accounts receivable	$25,584,895	$16,774,321
Less: allowance for doubtful accounts	(869,034)	(859,319)
Accounts receivable, net	$24,715,861	$15,915,002

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	For the three months ended March 31,
	2022	2021
Beginning balance	$859,319	$986,532
Provision for doubtful accounts	5,203	-
Effect of FX change	5,312	(4,035)
Ending balance	$869,034	$982,497

NOTE 6 – INVENTORIES

	As of
	March 31, 2022	December 31, 2021
Raw materials	$9,992,634	$9,789,196
Revolving material	1,180,554	1,078,292
Consigned processing material	86,857	67,706
Work-in-progress	2,450,340	2,620,821
Finished goods	11,253,098	12,271,252
Less: inventory impairment	-	(23,793)
Inventories, net	$24,963,483	$25,803,474

NOTE 7 – NOTES RECEIVABLE

	As of
	March 31, 2022	December 31, 2021
Bank notes receivable:	$32,236,162	$36,075,366
Commercial notes receivable	1,288,798	1,475,755
Total	$33,524,960	$37,551,121

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to six months from the date of issuance. As of March 31, 2022, the Company pledged notes receivable for an aggregate amount of $24.19 million to Bank of Communications and Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $17.00 million. As of December 31, 2021, the Company pledged notes receivable for an aggregate amount of $28.14 million to Bank of Communications as a means of security for issuance of bank acceptance notes in an aggregate amount of $24.89 million. The Company expects collection of notes receivable within 6 months.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of March 31, 2022 and December 31, 2021, property, plant and equipment consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Buildings	$12,818,086	$12,751,105
Machinery	22,507,165	21,930,452
Motor vehicles	343,492	341,697
Electronic equipment	203,698	206,122
Fixed assets decoration*	-	-
Total property plant and equipment, at cost	35,872,441	35,229,376

Less: accumulated depreciation	(17,413,464)	(16,679,022)
Property, plant and equipment, net	$18,458,977	$18,550,354
Construction in process	94,648	407,199
Total	$18,553,625	$18,957,553

For the three months ended March 31, 2022 and 2021, depreciation expense amounted to $0.63 million and $0.62 million, respectively, of which $0.38 million and $0.38 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the three months ended March 31, 2022 and 2021, $0.31 and $0 of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	March 31, 2022	December 31, 2021
Buildings, net	$11,374,353	$11,314,916
Machinery, net	2,213,273	2,201,707
Total	13,587,626	13,516,623

As of March 31, 2022, the Company pledged its ownership interests in certain buildings for book value of RMB72.11 million ($11.37 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB107.82 million.

As of December 31, 2021, the Company pledged its ownership interests in certain buildings for book value of RMB72.11 million ($11.31 million) as security with ABC Xinchang and Rural commercial bank, for its loan facility with maximum exposure of RMB104.63 million.

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

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Land use rights, cost	$4,853,312	$4,827,951
Less: Accumulated amortization	(821,184)	(792,753)
Land use rights, net	$4,032,128	$4,035,198

As of March 31, 2022, the Company had land use rights with net book value of $4.03 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2021, the Company had land use rights with net book value of $4.04 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of March 31, 2022:

Years ending March 31,	Amortization expense
2023	$97,114
2024	97,114
2025	97,114
2026	97,114
2027	97,114
Thereafter	3,546,558
Total	$4,032,128

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE

	As of
	March 31, 2022	December 31, 2021
Bank acceptance notes	$37,072,247	$42,093,061
Total	$37,072,247	$42,093,061

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $6.22 million and $6.74 million restricted cash, $24.19 million and $28.14 million notes receivable, and $4.03 million and $4.04 million land use rights, as of March 31, 2022 and December 31, 2021, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 11 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	March 31, 2022	December 31, 2021
Procurement of Materials	$31,096,103	$28,076,580
Infrastructure& Equipment	1,028,792	870,616
Freight fee	132,977	116,936
Total	$32,257,872	$29,064,132

NOTE 12 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	March 31, 2022	December 31, 2021
Collateralized bank loans	$8,018,236	$7,976,336
Guaranteed bank loans	1,577,461	784,609
Total	$9,595,697	$8,760,945

Short-term loans as of March 31, 2022 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	March 31, 2022
August 23, 2022	Operating Loans	Agricultural bank of PRC	4.57	$2,970,360
August 18, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,261,969
August 23, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,104,223
September 1, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,681,684
February 23, 2023	Operating Loans	Industrial and Commercial Bank of Xinchang	3.24	$1,577,461
Total				$9,595,697

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SHORT TERM BANK LOANS (CONTINUED)

Short-term loans as of December 31, 2021 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2021
August 23, 2022	Operating Loans	Agricultural bank of PRC	4.57	$2,954,837
August 18, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,255,375
August 23, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,098,453
September 1, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,667,671
January 21, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$784,609
Total				$8,760,945

All short-term bank loans are obtained from local banks in PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 4.344% and 4.597% for the three months ended March 31, 2022 and 2021, respectively. The Company was in compliance with its loan financial covenants as of March 31, 2022 and December 31, 2021, respectively.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	March 31, 2022	December 31, 2021
Employee payables	143,148	946,678
Other tax payables	1,931,257	31,779
Borrowing from third party	233,146	219,970
Total	$2,307,551	$1,198,427

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	March 31, 2022	December 31, 2021
Subsidy	2,159,936	2,212,938
Total	$2,159,936	$2,212,938

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of March 31, 2022, grant income decreased by $0.05 million, as compared to December 31, 2021. The change was mainly due to timing of incurring qualifying expenses.

NOTE 15 – LEASES

The Company leases most of its corporate offices under operating leases, with initial terms of 3 years. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restriction or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. Supplemental cash flow information related to leases for the three months ended March 31, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$9,090
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of March 31, 2022 is as follows:

Operating leases:
Operating lease right-of-use assets	$72,480

Current portion of operating lease liabilities	$33,816
Long-term operating lease liabilities	38,994
Total operating lease liabilities	$72,810

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2022:

For the three months ending March 31,	Operating Leases
2023	36,690
2024	37,050
2025	3,090
Total lease payments	76,830

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LONG TERM PAYABLES

	As of
	March 31, 2022	December 31, 2021
Long-term payables current portion	$198,954	$197,915
Long-term payables– non-current portion	-	-
Total	$198,954	$197,915

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

NOTE 17 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of March 31, 2022 and December 31, 2021, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 11,329,530 and 11,329,530 ordinary shares issued and outstanding.

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

NOTE 17 – STOCKHOLDER’S EQUITY (CONTINUED)

Simultaneously with the consummation of its initial public offering, the Company completed a private placement of 282,000 units, issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”).

In 2019, in connection with the Business Combination 3,875,458 shares were redeemed, 81,400 shares were converted into ordinary shares, and 1,906,542 ordinary shares were left outstanding upon consummation of the reverse recapitalization.

Pursuant to the Share Exchange Agreement, Greenland acquired from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to be issued to Cenntro Holding Limited (the “Exchange Shares”). As a result, Cenntro Holding Limited became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes. The recapitalization of the number of ordinary shares attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented. The impact of the stock exchange is also shown on the Company’s Statements of Shareholders’ Equity.

Pursuant to that certain Finder Agreement with Hanyi Zhou, dated May 29, 2019, 50,000 newly issued ordinary shares were issued to Zhou Hanyi as a finder fee for the Business Combination.

In connection with the Business Combination, all the outstanding rights of the Company were converted into 468,200 ordinary shares on a one-tenth (1/10) ordinary share per right basis if holders of the rights elected to convert their rights into underlying ordinary shares.

Pursuant to the Service Agreement entered into and by the Company and Chineseinvestors.com, Inc., an Indiana corporation (“CIIX”) on August 21, 2019 (the “Service Agreement”), CIIX were to provide certain investor relations services to the Company for a period of three months beginning on August 21, 2019. Pursuant to the Service Agreement, the Company were to pay CIIX fees consisting of three equal monthly instalments of $12,000 and 5,000 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Service Agreement. On February 24, 2020, Greenland and CIIX entered into a termination agreement (the “CIIX Termination Agreement”) to terminate their respective obligations under the Service Agreement. Pursuant to the CIIX Termination Agreement, the Company agreed to issue 5,000 restricted ordinary shares, no par value (the “CIIX Termination Shares”) to CIIX. Upon CIIX’s receipt of the CIIX Termination Shares, the Company fully satisfied its payment obligations under the Service Agreement.

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

On October 24, 2020, the Company’s board of directors held a meeting and executed resolutions to approve the issuance of 120,000 ordinary shares to Raymond Wang, the Company’s chief executive officer, to offset unpaid salary to him in the amount of $120,833.33 and the issuance of 135,000 ordinary shares to Jing Jin, the Company’s chief financial officer, to offset unpaid salary to him in the amount of $60,000 and his personal loan to the Company in the amount of $75,000. On November 10, 2020, the Company issued 135,000 ordinary shares to Jing Jin. On December 30, 2020 and February 8, 2021, the Company issued 69,000 and 51,000 ordinary shares to Raymond Wang, respectively. In February 2021, the Company issued 48,344 ordinary shares from the exercise of warrants by certain warrantholders. On March 4, 2021, the Company issued 132,000 ordinary shares to Chardan from the exercise of Chardan’s unit purchase option to purchase 120,000 units. On April 19, 2021, the Company issued 2,500 ordinary shares to each of Peter Zuguang Wang, Charles Athle Nelson, Everett Xiaolin Wang, Ming Zhao and Bo Shen. On April 20, 2021, the Company issued 2,700 ordinary shares to Xiaqing Yang. On June 30, 2021, the Company closed a firm commitment offering of 857,844 ordinary shares at $8.16 per share with gross proceeds of $7,000,007 under its effective shelf registration statement.

Rights — Each holder of a right was entitled to receive one-tenth (1/10) of one ordinary share upon consummation of the Business Combination.

As of March 31, 2022, all of the existing Rights had been converted into 468,200 ordinary shares as a result of the Business Combination.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – STOCKHOLDER’S EQUITY (CONTINUED)

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants have been exercisable since October 24, 2019. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2022, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of March 31, 2022, an option exercisable by Chardan for 120,000 units is outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended March 31,
	2022	2021
Net income attributable to the Greenland Corporation and subsidiaries	$1,787,052	$2,128,568
Weighted average basic and diluted computation shares outstanding:
Shares outstanding at the beginning or period	11,329,530	10,225,142
Weighted average shares of restricted grants	-	29,467
Weighted average shares issued for exercise of warrants	-	79,359
Weighted average shares of common stock	11,329,530	10,333,968
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	11,329,530	10,333,968
Basic and diluted net income per share	$0.16	$0.21

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three months ended March 31, 2022 and 2021 are as follows:

	For the three months ended March 31,
	2022	2021
Domestic Sales	$29,132,922	$24,501,039
International Sales	174,035	109,855
Total	$29,306,957	$24,610,894

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rates on income before income taxes for the three months ended March 31, 2022 was 17.53%. The effective tax rate for the three months ended March 31, 2022 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

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

The Company has recorded $0 unrecognized benefit as of March 31, 2022 and December 31, 2021, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Pledged collateral for bank loans

On December 6, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB11.08 million and property ownership for original book value of RMB35.12 million as security with ABC Xinchang, for its loan facility with maximum exposure of RMB48.83 million during the period from December 6, 2019 to May 21, 2022. As of March 31, 2022 and December 31, 2021, outstanding amount of the short-term bank loan under this Pledge Contract was RMB18.83 million and RMB18.83 million, respectively.

On November 28, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights for original book value of RMB9.84 million and property ownership for original book value of RMB27.82 million, as security with ABC Xinchang, for its loan facility with maximum exposure of RMB40.80 million during the period from November 28, 2019 to December 26, 2022. As of March 31, 2022 and December 31, 2021, outstanding amount of the short-term bank loan under this Pledge Contract was RMB7.00 million and RMB7.00 million, respectively.

On December 17, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.75 million and property ownership for original book value of RMB11.28 million as security, for its loan facility with maximum exposure of RMB16.95 million during the period from December 16, 2019 to December 15, 2024. As of March 31, 2022 and December 31, 2021, outstanding amount of the short-term bank loan under this Pledge Contract was RMB17.00 million and RMB17.00 million, respectively.

On December 18, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights for original book value of RMB4.17 million as security, for its loan facility with maximum exposure of RMB8.00 million during the period from December 16, 2019 to December 15, 2024. As of March 31, 2022 and December 31, 2021, outstanding amount of the short-term bank loan under this Pledge Contract was RMB8.00 million and RMB8.00 million, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 14, 2019, the plaintiff, the Company and all other named defendants entered into a confidential memorandum of understanding (the “MOU”), pursuant to which a Stipulation and Order of Dismissal (“Stipulation of Dismissal”) of the Action was filed on October 14, 2019. The Stipulation of Dismissal was approved and entered by the District Court on October 15, 2019. Among other things, the Stipulation of Dismissal acknowledged that the Definitive Proxy Statement on Schedule 14A, filed with the Commission on December 1, 2020 mooted the plaintiff’s claims regarding the sufficiency of disclosures, dismissed all claims asserted in the Action, with prejudice as to the plaintiff only, permits the plaintiff to seek an award of attorneys’ fees in connection with the mooted claims, and reserves the defendants’ rights to oppose such an award, if appropriate.  Pursuant to the MOU, the parties have engaged in discussions regarding the amount of attorneys’ fees, if any, to which the plaintiff’s counsel is entitled in connection with the Action. As of January 25, 2021, the Company settled with its counter party and paid a total of $65,000.

Facility Leases

The Company entered into a failed sale-leaseback transaction in August 2020. See further discussion in NOTE 16 –LONG TERM PAYABLES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of March 31, 2022:

Years ending March 31,	Amount
2023	198,954
-
Total	$198,954

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) Summary of Balances with Related Parties:

	As of
	March 31, 2022	December 31, 2021
Due to related parties:
Sinomachinery Holding Limited[1]	$-	$-
Zhejiang Kangchen Biotechnology Co., Ltd[2]	-	-
Zhejiang Zhonggong Machinery Co., Ltd.[3]	490,832	409,807
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	-	2,903
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	-	94,442
Cenntro Holding Limited⁷	1,341,627	1,341,627
Peter Zuguang Wang⁷	-	-
Cenntro Automotive Corporation[7]	-	11,462
Xinchang County Jiuxin Investment Management Partnership (LP)[7]	-	1,569,218
Hangzhou Jiuru Economic Information Consulting Co. Ltd[7]	-	190,000
Total	$2,022,459	$3,619,459

The balance of due to related parties as of March 31, 2022 and December 31, 2021 consisted of:

1	Advance from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.;

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.;

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties.

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	March 31,	December 31,
	2022	2021
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	126,402	219,691
Cenntro Smart Manufacturing Tech. Co., Ltd.	236	-
Cenntro Holding Limited	$39,664,000	$39,459,874
Total	$39,790,638	$39,679,565

The balance of due from related parties as of March 31, 2022 and December 31, 2021 consisted primarily of other receivable from Cenntro Holding Limited in the amount of $39.66 million and $39.46 million as of March 31, 2022 and December 31, 2021, respectively.

The Company expects the amount due from its equity holder, Cenntro Holding Limited, will be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the three months ended March 31, 2022 and 2021 are listed below:

Withdraw funds from related parties:	For the three months ended March 31,
	2022	2021
Zhejiang Zhonggong Machinery Co., Ltd.	-	76,956
Cenntro Smart Manufacturing Tech. Co., Ltd.	-	24,934
Peter Zuguang Wang	-	25,000
Xinchang County Jiuxin Investment Management Partnership (LP)	-	-
Cenntro Holding Limited	-	251,973
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	30,782
Total	-	409,645

Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	-	138,521
Xinchang County Jiuxin Investment Management Partnership (LP)	1,578,233	769,562
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	61,565
Cenntro Smart Manufacturing Tech. Co., Ltd.	-	18,777
Zhejiang Kangchen Biotechnology Co., Ltd	-	64,505
Peter Zuguang Wang	-	25,000
Total	1,578,233	1,077,930

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is May 16, 2022. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this quarterly report on Form 10-Q, and should be read in conjunction with such financial statements and related notes included in this quarterly report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this quarterly report on Form 10-Q.

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

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to the Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), which generated $2,820,000 in gross proceeds. We also sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000) commencing on consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on July 24, 2023. On February 18, 2021, Chardan exercised its option to purchase 120,000 units. As of the date of this report, an option exercisable by Chardan for 120,000 units is outstanding.

On October 24, 2019, we consummated our business combination (the “Business Combination”) with Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”) following a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and entered into the Share Exchange Agreement that allowed Greenland to acquire from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to Cenntro Holding Limited. As a result, Cenntro Holding Limited became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

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

On January 14, 2020, Greenland Technologies Corp. (“Greenland Tech”) was incorporated under the laws of the State of Delaware. Greenland Tech is the 100% owned subsidiary of Greenland. Greenland Tech focuses on the production and sale of electric industrial vehicles for the North American market.

Greenland serves as the parent company to Zhongchai Holding. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries and electric industrial vehicles.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Through Zhongchai Holding and other subsidiaries, Greenland has experienced an increase in demand for forklifts in the manufacturing and logistics industries in China, as its revenue increased from approximately $24.61 million for the three months ended March 31, 2021 to $29.31 million for the three months ended March 31, 2022. The increase in revenue was primarily a significant increase in the Company’s sales volume, driven by growing market demand, and the Company’s ability to boost supplies while some of its competitors faced challenges in handling material shortages and were unable to deliver, which presented new market opportunities for the Company. Based on the revenues for the three months ended March 31, 2022 and 2021, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the three months ended March 31, 2022 and 2021, Greenland sold an aggregate of 41,902 and 36,986 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

As of March 31, 2022, Cenntro Holding Limited owned 59.42% of our outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, we are a “controlled company” as defined under the Nasdaq Stock Market Rules because Mr. Peter Zuguang Wang beneficially owns more than 50% of our voting power. As a “controlled company,” we are permitted to elect not to comply with certain corporate governance requirements. If we rely on these exemptions, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, in the fiscal year ended December 31, 2021, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 had limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. For the three months ended March 31, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

The extent to which the COVID-19 pandemic may continue to affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Results of Operations

For the three months ended March 31, 2022 and 2021

Overview

	For the three months ended March 31
	2022	2021	Change	Variance

Revenues	$29,306,957	$24,610,894	$4,696,063	19.1%
Cost of Goods Sold	22,938,983	19,506,507	3,432,476	17.6%
Gross Profit	6,367,974	5,104,387	1,263,587	24.8%
Selling expenses	639,647	379,230	260,417	68.7%
General and administrative expenses	1,279,746	911,139	368,607	40.5%
Research and development expenses	1,082,594	959,545	123,049	12.8%
Total Operating Expenses	3,001,987	2,249,914	752,073	33.4%
Income from operations	3,365,987	2,854,473	511,514	17.9%
Interest income	12,562	4,595	7,967	173.4%
Interest expenses	(105,009)	(180,189)	75,180	(41.7)%
Loss on disposal of property and equipment	(404)	(1,770)	1,366	(77.2)%
Other income	261,032	288,746	(27,714)	(9.6)%
Income before income tax	3,534,168	2,965,855	568,313	19.2%
Income tax	619,370	522,616	96,754	18.5%
Net income	2,914,798	2,443,239	471,559	19.3%

Components of Results of Operations

	For the three months ended March 31
Component of Results of Operations	2022	2021

Revenues	$29,306,957	$24,610,894
Cost of Goods Sold	22,938,983	19,506,507
Gross Profit	6,367,974	5,104,387
Operating Expenses	3,001,987	2,249,914
Net Income	2,914,798	2,443,239

Revenue

Greenland’s revenue was approximately $29.31 million for the three months ended March 31, 2022, representing an increase of approximately $4.70 million, or 19.1%, as compared to that of approximately $24.61 million for the three months ended March 31, 2021. The increase was primarily due to a significant increase in our sales volume resulting from the continuously growing market demand and our ability to boost supplies while some competitors faced challenges in handling material shortage and were unable to deliver. On an RMB basis, our revenue for the three months ended March 31, 2022 increased by approximately 16.1% as compared to that for the three months ended March 31, 2021.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $22.94 million for the three months ended March 31, 2022, representing an increase by approximately $3.43 million, or 17.6%, as compared to that of approximately $19.51 million for the three months ended March 31, 2021. Cost of goods sold increased due to our increase in sales volume.

Gross Profit

Greenland’s gross profit was approximately $6.37 million for the three months ended March 31, 2022, representing an increase by approximately $1.26 million, or 24.8%, as compared to that of approximately $5.10 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, Greenland’s gross margins were approximately 21.7% and 20.7%, respectively. The increase in gross margin in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expense

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.64 million for the three months ended March 31, 2022, representing an increase of approximately $0.26 million, or 68.7%, as compared to approximately $0.38 million for the three months ended March 31, 2021. The increase was mainly due to an increase in the unit price of transportation expenses.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.28 million for the three months ended March 31, 2022, representing an increase by approximately $0.37 million, or 40.5%, as compared to that of approximately $0.91 million for the three months ended March 31, 2021.The fundamental reasons for the rise in the general and administrative expenses were the following: (i) increased legal fees and consultancy fees on the Company’s business planning and projects for the three months ended March 31, 2022 as the Company expanded its operations, compared to the three months ended March 31, 2021; and (ii) an increase in after-sales service fees resulted from the substantial increase in revenue.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.08 million for the three months ended March 31, 2022, representing an increase by approximately $0.12 million, or 12.8%, as compared to that of approximately $0.96 million for the three months ended March 31, 2021. Such increase was primarily attributable to a significant increase in the Company’s R&D activities during the three months ended March 31, 2022.

Income from Operations

Income from operations for the three months ended March 31, 2022 was approximately $3.37 million, representing an increase of approximately $0.51 million, as compared to that of approximately $2.85 million for the three months ended March 31, 2021.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.01 million for the three months ended March 31, 2022, representing an increase of approximately $0.01 million, or 173.4%, as compared to that of approximately $0 million for the three months ended March 31, 2021. The increase in interest income was because more cash was deposited in banks during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Greenland’s interest expenses were approximately $0.11 million for the three months ended March 31, 2022, representing a decrease of approximately $0.07 million, or 41.7%, as compared to that of approximately $0.18 million for the three months ended March 31, 2021. The decrease was primarily due to a reduction of our short-term loans for the three months ended March 31, 2022, compared to those for the three months ended March 31, 2021.

Other Income

Greenland’s other income was approximately $0.26 million for the three months ended March 31, 2022, a decrease of approximately $0.03 million, or 9.6%, as compared to approximately $0.29 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in ancillary products and services offered by Zhejiang Zhongchai for the three months ended March 31, 2022, compared to those for the three months ended March 31, 2021.

Income Taxes

Greenland’s income tax was approximately $0.62 million for the three months ended March 31, 2022, as compared to that of approximately $0.52 million for the three months ended March 31, 2021.

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

On January 14, 2020, Greenland established Greenland Tech, its wholly owned subsidiary in the state of Delaware. Greenland Tech promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since Greenland Tech was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2022.

Net Income

Our net income was approximately $2.91 million for the three months ended March 31, 2022, representing an increase of approximately $0.47 million, as compared to that of approximately $2.44 million for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, our PRC subsidiary, Zhejiang Zhongchai, has paid off approximately $0.79 million in bank loan, approximately $1.58 million in related parties loan, and maintained $13.18 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

The government subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $2.16 million and $2.21 million on March 31, 2022 and December 31, 2021, respectively.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of March 31, 2022, Greenland had approximately $6.85 million of cash and cash equivalents, representing a decrease of approximately $4.21 million, or 38.04%, as compared to that of approximately $11.06 million as of December 31, 2021. The decrease of cash was mainly attributable to the increase of accounts receivable, as compared to that as of December 31, 2021.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of March 31, 2022, Greenland had approximately $6.33 million of restricted cash, representing a decrease of approximately $0.41 million, or 6.05%, as compared to that of approximately $6.74 million as of December 31, 2021. The decrease of restricted cash was due to the decrease of mortgaged assets.

Accounts Receivable

As of March 31, 2022, Greenland had approximately $24.72 million of accounts receivables, representing an increase of approximately $8.80 million, or 55.3%, as compared to approximately $15.92 million as of December 31, 2021. The increase in accounts receivable was due to our slowed-down efforts in receivables collections due to the COVID-19 pandemic and an increase in our sales volume.

Greenland recorded approximately $0.87 million of provision for doubtful accounts as of March 31, 2022. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in PRC.

Due from Related Party

Due from related party was $38.38 million and $39.68 million for the three months ended March 31, 2022 and December 31, 2021, respectively. The current portion of due from related party was $39.79 million as of March 31, 2022, and the current portion of due from related party was $39.79 million as of March 31, 2022. We expect the amount due from our controlling shareholder, Cenntro Holding Limited, to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of repayment deadline from April 27, 2022.

However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, if at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

Notes Receivable

As of March 31, 2022, Greenland had approximately $33.52 million of notes receivables, which will be collected by us within six months. The decrease of our notes receivables was approximately $4.03 million, or 10.72%, from that of approximately $37.55 million as of December 31, 2021.

Working Capital

Our working capital was approximately $57.03 million as of March 31, 2022, as compared to that of $53.84 million as of December 31, 2021, representing an increase of $3.19 million during the three months ended March 31, 2022.

Cash Flow

	For the Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$1,261,046	$(3,998,147)
Net cash provided by (used in) investing activities	$1,012	$(65,028)
Net cash provided by (used in) financing activities	$(5,956,538)	$4,871,033
Net increase in cash and cash equivalents and restricted cash	$(4,694,480)	$807,858
Effect of exchange rate changes on cash and cash equivalents	$78,040	$(59,934)
Cash and cash equivalents and restricted cash at beginning of year	$17,800,892	$9,403,053
Cash and cash equivalents and restricted cash at end of year	$13,184,452	$10,150,977

Operating Activities

Greenland’s net cash provided by operating activities were approximately $1.26 million and $(4.00) million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, the main sources of cash inflow from operating activities were net income, change in accounts payable, and notes receivable, with each amounted to approximately $2.91 million, $3.04 million and $4.23 million, respectively. The main causes of cash outflow were changes in other current and noncurrent assets and accounts receivables, representing increases of approximately $2.02 million and $8.73 million, respectively.

For the three months ended March 31, 2021, the main sources of cash inflow from operating activities were net income, change in accounts payable, and other current and noncurrent assets, with each amounted to approximately $2.44 million, $6.67 million and $0.62 million, respectively. The main causes of cash outflow were changes in inventories and accounts receivables, representing increases of approximately $2.66 million and $8.78 million, respectively.

Investing Activities

Net cash used in investing activities resulted a cash outflow of approximately $0.00 million for the three months ended March 31, 2022. Cash used in investing activities for the three months ended March 31, 2022 was mainly due to $0.10 million proceeds from government grants for construction, offset by approximately $0.10 million used for purchases of long-term assets.

Net cash used in investing activities resulted a cash outflow of approximately $0.07 million for the three months ended March 31, 2021. Cash used in investing activities for the three months ended March 31, 2021 was mainly due to $0.08 million proceeds from government grants for construction, offset by approximately $ 0.15 million used for purchases of long-term assets.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $5.96 million for the three months ended March 31, 2022, which was mainly attributable to approximately $1.58 million in repayment of loans to related parties and approximately $5.24 million in repayment of notes payable. Such amounts were further offset by proceeds from short-term bank loans for approximately $1.58 million.

Net cash used in financing activities resulted a cash inflow of approximately $4.87 million for the three months ended March 31, 2021, which was mainly attributable to approximately $0.77 million in proceeds from short-term bank loans and approximately $4.80 million in proceeds from notes payable. Such amounts were further offset by repayment of short-term bank loans for approximately $1.54 million, and repayment of loans from related parties for approximately $1.08 million.

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

Business Combination

On October 24, 2019, we consummated the Business Combination with Zhongchai Holding following a special meeting of the shareholders where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt an share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019 by and among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative, and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding.

Pursuant to the Share Exchange Agreement, Greenland acquired from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for the issuance of 7,500,000 ordinary shares, no par value of Greenland, to Cenntro Holding Limited (the “Exchange Shares”). As a result, Cenntro Holding Limited became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

Pursuant to that certain finder agreement with Hanyi Zhou dated May 29, 2019, 50,000 newly issued ordinary shares were issued to Hanyi Zhou as a finder fee for the Business Combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2022, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of March 31, 2022:

Accounting and Financial Reporting Personnel Material Weakness - As noted in Item 9A of our annual report on Form 10-K for the preceding fiscal year, management concluded that in light of a lack of sufficient and competent financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements, we did not maintain effective controls and did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

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

Risks Related to our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 18 through 23.

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

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 23 through 33.

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

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 34 through 36.

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

As of March 31, 2022, we had approximately $6.85 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use right and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the three months ended March 31, 2021 and 2022, our five largest customers contributed 53.28% and 49.72% of our revenues, respectively. As a result of our reliance on a limited number of customers, we may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since we are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that we provide to any customer that may not be predictable. For example, our customers may decide to reduce spending on our products or a customer may no longer need our products following the completion of a project. The loss of any one of our major customers, a decrease in the volume of sales to our customers or a decrease in the price at which we sell our products to customers could materially adversely affected our profits and revenues.

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

As of March 31, 2022, we were owed $39.66 million from Cenntro Holding Limited, our controlling shareholder, and such amount is recorded as “due from related parties” on our balance sheet. We expect the amount due from Cenntro Holding Limited to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022. However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, or at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, in the fiscal year ended December 31, 2021, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 had limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. For the three months ended March 31, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

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

On June 22, 2021, the U.S. Senate passed a bill that, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two, thus reducing the time before our securities may be delisted.

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

As a company incorporated in the British Virgin Islands with limited liability that is listed on the Nasdaq, we are subject to the Nasdaq corporate governance listing standards. However, Nasdaq rules permit a foreign private issuer like us to follow the corporate governance practices of its home country. Certain corporate governance practices in the British Virgin Islands, which is our home country, may differ significantly from the Nasdaq corporate governance listing standards. For instance, we are not required to:

●	have a majority of the board to be independent (a although all of the members of the audit committee must be independent under the Securities Exchange Act of 1934, as amended);

●	have a compensation committee or nominating or corporate governance committee consisting entirely of independent directors);

●	have regularly scheduled executive sessions for non-management directors; and

●	have annual meetings and director elections.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended March 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
10.1(4)	2020 Equity Incentive Plan
10.2(5)	2021 Equity Incentive Plan
10.3*	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Industrial and Commercial Bank of China Xinchang Branch, dated February 24, 2022
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2019.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2020.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2021.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: May 16, 2022	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President