Form 10-Q
period 2022-06-30
Greenland Technologies Holding Corp.
filed 2022-08-15
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 12, 2022, there were 12,579,530 ordinary shares of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

PAGE	F-7-F-34	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(IN U.S. DOLLARS)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$3,217,925	$11,062,590
Restricted cash	4,819,779	6,738,302
Short Term Investment	7,666,483	2,105,938
Notes receivable	33,019,721	37,551,121
Accounts receivable, net of allowance for doubtful accounts of $822,482 and $859,319, respectively	18,194,405	15,915,002
Inventories	23,948,131	25,803,474
Due from related parties-current	37,654,097	39,679,565
Advance to suppliers	703,149	434,893
Prepayments and other current assets	89,402	14,518
Total Current Assets	$129,313,092	$139,305,403

Non-current asset
Property, plant, equipment and construction in progress, net	17,001,960	18,957,553
Land use rights, net	3,793,171	4,035,198
Other intangible assets	30,294	—
Deferred tax assets	134,740	141,623
Goodwill	3,890	3,890
Operating lease right-of-use assets	64,176	80,682
Other non-current assets	44,335	44,093
Total non-current assets	$21,072,566	$23,263,039
TOTAL ASSETS	$150,385,658	$162,568,442

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021 (Continued)

(IN U.S. DOLLARS)

	June 30,	December 31,
	2022	2021

Current Liabilities
Short-term bank loans	$9,081,680	$8,760,945
Notes payable-bank acceptance notes	33,752,065	42,093,061
Accounts payable	25,843,583	29,064,132
Taxes payables	—	108,058
Customer deposits	272,140	387,919
Due to related parties	1,598,109	3,619,459
Other current liabilities	1,276,059	1,198,427
Current portion of operating lease liabilities	34,331	33,308
Lease obligations - current	—	197,915
Total current liabilities	$71,857,967	$85,463,224

Long-term liabilities
Lease obligations – non-current	—	—
Long term operating lease liabilities	30,205	47,614
Other long-term liabilities	1,983,069	2,212,938
Total long-term liabilities	$2,013,274	$2,260,552
TOTAL LIABILITIES	$73,871,241	$87,723,776

COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, unlimited shares authorized; 11,329,530 and 11,329,530 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Additional paid-in capital	23,836,433	23,759,364
Statutory reserves	3,842,331	3,842,331
Retained earnings	36,943,012	33,668,696
Accumulated other comprehensive income (loss)	(1,457,559)	1,014,399
Total shareholders’ equity	$63,164,217	$62,284,790
Non-controlling interest	13,350,200	12,559,876
TOTAL EQUITY	$76,514,417	$74,844,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150,385,658	$162,568,442

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
REVENUES	$20,602,505	$28,204,307	$49,909,462	$52,815,201
COST OF GOODS SOLD	15,763,344	22,499,138	38,702,327	42,005,645
GROSS PROFIT	4,839,161	5,705,169	11,207,135	10,809,556
Selling expenses	518,088	495,462	1,157,735	874,692
General and administrative expenses	1,244,634	752,212	2,524,380	1,663,351
Research and development expenses	862,535	1,005,296	1,945,129	1,964,841
Total operating expenses	$2,625,257	$2,252,970	$5,627,244	$4,502,884
INCOME FROM OPERATIONS	$2,213,904	$3,452,199	$5,579,891	$6,306,672
Interest income	9,887	4,833	22,449	9,428
Interest expense	(91,651)	(221,664)	(196,660)	(401,853)
Loss on disposal of property and equipment	10	811	(394)	(959)
Other income	501,710	310,303	762,742	599,049
INCOME BEFORE INCOME TAX	$2,633,860	$3,546,482	$6,168,028	$6,512,337
INCOME TAX	254,434	394,159	873,804	916,775
NET INCOME	$2,379,426	$3,152,323	$5,294,224	$5,595,562
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	892,162	371,570	2,019,908	686,241
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$1,487,264	$2,780,753	$3,274,316	$4,909,321
OTHER COMPREHENSIVE INCOME (LOSS):	(4,075,452)	833,963	(3,701,542)	575,734
Unrealized foreign currency translation income (loss) attributable to Greenland Technologies Holding Corporation and subsidiaries	(2,720,040)	591,484	(2,471,958)	402,381
Unrealized foreign currency translation income (loss) attributable to Noncontrolling interest	(1,355,412)	242,479	(1,299,584)	173,353
Comprehensive income (loss)	(1,232,776)	3,372,237	802,358	5,311,702
Noncontrolling interest	(463,250)	614,049	790,324	859,594
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	11,329,530	10,814,479	11,329,530	10,574,223
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.13	0.26	0.29	0.46

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2020	10,225,142	—	$13,707,398	$(62,925)	$4,517,117	$26,728,332	$5,771,540	$50,661,462
Restricted share grants	51,000	—	51,000	—	—	—	—	51,000
Sale of shares and warrants	221,985	—	1,858,841	—	—	—	—	1,858,841
Net income	—	—	—	—	—	2,128,568	314,671	2,443,239
Foreign currency translation adjustment	—	—	—	(189,103)	—	—	(69,126)	(258,229)
Balance at March 31, 2021	10,498,127	—	$15,617,239	$(252,028)	4,517,117	$28,856,900	$6,017,085	$54,756,313
Sale of shares and warrants	950,200	—	6,366,256	—	—	—	—	6,366,256
Net income	—	—	—	—	—	2,780,753	371,570	3,152,323
Transfer to statutory reserve	—	—	—	—	(674,786)	674,786	—	—
Foreign currency translation adjustment	—	—	—	591,484	—	—	242,479	833,963
Balance at June 30, 2021	11,448,327	—	21,983,495	339,456	3,842,331	32,312,439	6,631,134	65,108,855

Balance at December 31,2021	11,329,530	—	$23,759,364	$1,014,399	$3,842,331	$33,668,696	$12,559,876	$74,844,666
Sale of shares and warrants	—	—	77,069	—	—	—	—	77,069
Net income	—	—	—	—	—	1,787,052	1,127,746	2,914,798
Foreign currency translation adjustment	—	—	—	248,082	—	—	125,828	373,910
Balance at March 31, 2022	11,329,530	—	$23,836,433	$1,262,481	3,842,331	$35,455,748	$13,813,450	$78,210,443
Net income	—	—	—	—	—	1,487,264	892,162	2,379,426
Foreign currency translation adjustment	—	—	—	(2,720,040)	—	—	(1,355,412)	(4,075,452)
Balance at June 30, 2022	11,329,530	—	23,836,433	(1,457,559)	3,842,331	36,943,012	13,350,200	76,514,417

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,294,224	$5,595,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,213,581	1,248,256
Loss on disposal of property and equipment	394	959
Increase in allowance for doubtful accounts	5,073	—
Increase (Decrease) in provision for inventory	(23,335)	—
Deferred tax assets	—	1,433
Stock based compensation expense	—	51,000
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(3,152,033)	(7,966,860)
Notes receivable	2,790,046	(1,980,407)
Inventories	643,284	(2,184,865)
Advance to suppliers	(298,315)	(278,919)
Other current and noncurrent assets	(5,915,459)	128,879
Increase (Decrease) In:
Accounts payable	(1,863,919)	6,052,012
Customer deposits	(99,917)	(206,136)
Other current liabilities	332,437	(604,808)
Income tax payable	(105,978)	—
Due to related parties	147,167	(391,343)
Long-term payables-unamortized deferred financing costs	(194,105)	(2,470)
Other long-term liabilities	(438,170)	(250,714)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,665,025)	$(778,421)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the six months ended June 30
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(133,941)	$(425,860)
Proceeds from government grants for construction	312,068	122,485
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$178,127	$(303,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$1,539,006	$773,144
Repayments of short-term bank loans	(769,503)	(7,545,885)
Notes payable	(6,489,609)	12,020,074
Proceeds from related parties	—	422,324
Repayment of loans from related parties	(1,949,340)	(1,284,631)
Repayment of loans from third parties	—	(309,258)
Proceeds from third parties	—	154,629
Payment of principal on financing lease obligation	(192,376)	(386,572)
Proceeds from equity and debt financing	77,069	8,225,097
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(7,784,753)	$12,068,922
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(9,271,651)	$10,987,126
Effect of exchange rate changes on cash	(491,537)	133,999
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	17,800,892	9,403,053
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,037,704	$20,524,178
Bank balances and cash	3,217,925	10,756,968
Bank balances and cash included in assets classified as restricted cash	4,819,779	9,767,210

Supplemental Disclosure of Cash Flow Information
Income taxes paid	265,356	782,596
Interest paid	224,546	408,582

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

Greenland serves as the parent company of Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the People’s Republic of China (the “PRC” or “China”) in 2005, Hangzhou Greenland Energy Technologies Co., Ltd., an operating company formed under the laws of the PRC in 2019, and Shanghai Hengyu Business Management Consulting Co., Ltd., a company formed under the laws of the PRC in 2005. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. prior to May 2022, was incorporated on January 14, 2020 under the laws of the State of Delaware. HEVI is a wholly-owned subsidiary of Greenland and promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $52.82 million for the six months ended June 30, 2021 to $49.91 million for the six months ended June 30, 2022. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume, driven by decreasing market demand for the six months ended June 30, 2022. Based on the revenues for the six months ended June 30, 2022 and 2021, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks; some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the six months ended June 30, 2022 and 2021, Greenland sold an aggregate of 70,841 and 79,032 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, and GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. In July 2022, Greenland launched its new GEL-5000 all-electric 5.0 ton rated load lithium wheeled front loader. Greenland plans to launch a 54,000 square foot assembly site in Baltimore, Maryland in the third quarter of 2022 to support local service, assembly and distribution of its electric industrial heavy equipment product line. Greenland also plans to establish an experience center within the Mid-Atlantic region in 2023 to promote local sales and marketing..

The outbreak of the novel coronavirus, commonly referred to as “COVID-19,” first found in mainland China, then in Asia and eventually throughout the world, has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. For the six months ended June 30, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company’s Shareholders

As of June 30, 2022, Cenntro Holding Limited owned 59.42% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, the Company is a “controlled company” as defined under the Nasdaq Stock Market Rules because Mr. Peter Zuguang Wang beneficially owns more than 50% of the voting power of the Company. As a “controlled company,” the Company is permitted to elect not to comply with certain corporate governance requirements. If the Company relies on these exemptions, the Company’s investors will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

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

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.47% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.528% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. As of June 30, 2022, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

HEVI

HEVI, formerly known as Greenland Technologies Corp. prior to May 2022, was incorporated on January 14, 2020 under the laws of the State of Delaware. HEVI is a wholly-owned subsidiary of Greenland and promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of June 30, 2022, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	25,000,000	71.576%	Manufacture, sale of various transmission boxes
Shanghai Hengyu Business Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 8, 2020	RMB	7,224,922	100%	Trading.
HEVI Corp., formerly known as Greenland Technologies Corporation	Delaware January 14, 2020	USD	6,363,557	100%	US operation and distribution of electric industrial vehicles for North American market

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the six months ended June 30, 2022 and 2021 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”). The functional currency of the Company is Renminbi (“RMB”).  Transactions in foreign currencies are initially recorded at the functional currency rate then in effect at the date of the transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations.

	For the six months ended June 30,
	2022	2021
Period end RMB: US$ exchange rate	6.6981	6.4566
Period average RMB: US$ exchange rate	6.4977	6.4671

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $0.82 million and $0.86 million as of June 30, 2022 and December 31, 2021, respectively.

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.70 million and $0.43 million as of June 30, 2022 and December 31, 2021.

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

There was no impairment loss recognized for six months ended June 30, 2022 and 2021.

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

The Company has leased premises for its offices under non-cancellable operating leases since May 2021. Operating lease payments are expensed over the term of lease using straight line method. The Company’s office leases have a 3 year term. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into that have not yet commenced. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases.

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

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company product returns and recorded reserve for sales returns were minimal for the six months ended June 30, 2022 and 2021. The total rebates amount is accounting for around 0.10% and 0.19% of the total revenue of Greenland.

The following table sets forth disaggregation of revenue:

	For the three months ended June 30,		For the six months ended June 30,
Major Product	2022	2021	2022	2021
Transmission boxes for Forklift	18,298,385	24,844,007	43,703,926	46,393,363
Transmission boxes for Non-Forklift (EV, etc.) and parts of transmission boxes	2,304,120	3,360,300	6,205,536	6,421,838
Total	20,602,505	28,204,307	49,909,462	52,815,201

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $862,535 and $1,005,296 for the three months ended June 30, 2022 and 2021, respectively. Research and development costs are expensed as incurred and totaled approximately $1,945,129 and $1,964,841 for the six months ended June 30, 2022 and 2021, respectively. Research and development costs are incurred on a project specific basis.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.98 million and $2.21 million as of June 30, 2022 and December 31, 2021, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2022 and December 31, 2021, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Statutory Reserve

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) a General Reserve Fund, (ii) an Enterprise Expansion Fund and (iii) a Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign enterprise is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

Earnings per share

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares equivalents had been issued and if the additional ordinary shares were dilutive. On October 24, 2019, the Company completed its Business Combination, whereby Zhongchai Holding received 7,500,000 shares in exchange for all the share capital of Zhongchai Holding, which is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the annual financial statements of the Company. The impact of the stock exchange is also shown on the Company’s Statements of Shareholders’ Equity.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2022 and December 31, 2021. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2022 and December 31, 2021.

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

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and yet, because of the fluctuating exchange rate, record higher or lower profit depending on exchange rate of PRC Renminbi (RMB) converted to U.S. dollars on the relevant dates. The exchange rate could fluctuate depending on changes in the political and economic environment without notice.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in Topic 740 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company does not expect that the requirements of ASU 2019-12 will have a material impact on its consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – SHORT TERM INVESTMENT

As of June 30, 2022 and December 31, 2021, the Company’s short term investment amounted to $7,666,483 and $2,105,938, respectively. On July 1, 2021, the Company entered into a financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD, pursuant to which Zhejiang Jilin Electronic Technology Co., LTD agreed to make short term investments with the amount contributed by the Company during the period from July 1, 2021 to June 30, 2022. The Company contributed a total of $500,000 under this agreement. During the six months ended June 30, 2022, the Company purchased bank management products in a total amount of US$7,310,279 (RMB47,500,000). As of June 30, 2022, the fair value of the Company’s bank management products was $7,166,483 (RMB48,001,818). The Company has recognized and measured these short-term investments as Level 2 assets based on the fair value hierarchy framework.

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the six months ended June 30,
	2022		2021
Major customers representing more than 10% of the Company’s revenues
Company A	$10,502,142	21.04%	$8,881,037	16.82%
Company B	6,464,543	12.95%	6,593,104	12.48
Total Revenues	$16,966,685	33.99%	$15,474,141	29.30%

	As of
	June 30, 2022		December 31, 2021
Major customers of the Company’s accounts receivable, net
Company A	2,621,533	14.41%	2,157,638	13.56%
Company B	1,404,920	7.72%	2,148,131	13.50%
Company C	1,388,178	7.63%	1,957,936	12.30%
Total	$5,414,631	29.76%	$6,263,705	39.36%

Accounts receivable from the Company’s major customers accounted for 29.76% and 39.36% of total accounts receivable balances as of June 30, 2022 and December 31, 2021, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	June 30, 2022	December 31, 2021
Accounts receivable	$19,016,887	$16,774,321
Less: allowance for doubtful accounts	(822,482)	(859,319)
Accounts receivable, net	$18,194,405	$15,915,002

Changes in the allowance for doubtful accounts are as follows:

	As of,
	June 30, 2022	December 31, 2021
Beginning balance	$859,319	$986,532
Provision for doubtful accounts	5,073	(149,172)
Effect of FX change	(41,910)	21,959
Ending balance	$822,482	$859,319

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES

	As of
	June 30, 2022	December 31, 2021
Raw materials	$9,457,356	$9,789,196
Revolving material	1,135,570	1,078,292
Consigned processing material	82,204	67,706
Work-in-progress	2,319,081	2,620,821
Finished goods	10,953,920	12,271,252
Less: inventory impairment	-	(23,793)
Inventories, net	$23,948,131	$25,803,474

NOTE 7 – NOTES RECEIVABLE

	As of
	June 30, 2022	December 31, 2021
Bank notes receivable:	$31,278,775	$36,075,366
Commercial notes receivable	1,740,946	1,475,755
Total	$33,019,721	$37,551,121

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to six months from the date of issuance. As of June 30, 2022, the Company pledged notes receivable for an aggregate amount of $22.13 million to Bank of Communications and Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $21.64 million. As of December 31, 2021, the Company pledged notes receivable for an aggregate amount of $28.14 million to Bank of Communications as a means of security for issuance of bank acceptance notes in an aggregate amount of $24.89 million. The Company expects collection of notes receivable within 6 months.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of June 30, 2022 and December 31, 2021, property, plant and equipment consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Buildings	$12,131,454	$12,751,105
Machinery	21,324,228	21,930,452
Motor vehicles	325,092	341,697
Electronic equipment	226,115	206,122
Fixed assets decoration*	-	-
Total property plant and equipment, at cost	34,006,889	35,229,376

Less: accumulated depreciation	(17,094,507)	(16,679,022)
Property, plant and equipment, net	$16,912,382	$18,550,354
Construction in process	89,578	407,199
Total	$17,001,960	$18,957,553

For the six months ended June 30, 2022 and 2021, depreciation expense amounted to $1.21 million and $1.20 million, respectively, of which $0.76 million and $0.77 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the six months ended June 30, 2022 and 2021, $0.31 and $0 of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	June 30, 2022	December 31, 2021
Buildings, net	$9,850,649	$11,314,916
Machinery, net	-	2,201,707
Total	9,850,649	13,516,623

As of June 30, 2022, the Company pledged its ownership interests in certain buildings for the book value of RMB65.98 million ($9.85 million) as security to ABC Xinchang and Rural Commercial Bank of PRC Co., Ltd., for loan facilities with an aggregate maximum principal amount of RMB107.82 million.

On January 3, 2019, the Company sold a set of manufacturing equipment to third parties for aggregate proceeds of $3.08 million (RMB21.25 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 3 years.

On April 26, 2019, the Company sold various equipment including general assembly lines and differential assembly lines to third parties for aggregate proceeds of $2.12 million (RMB14.66 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

On May 27, 2020, the Company sold various equipment including general assembly lines and differential assembly lines to third parties for aggregate proceeds of $1.42 million (RMB10.00 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transactions as failed sale-leaseback transactions whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Land use rights, cost	$4,593,333	$4,827,951
Less: Accumulated amortization	(800,162)	(792,753)
Land use rights, net	$3,793,171	$4,035,198

As of June 30, 2022, the Company had land use rights with net book value of $3.79 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2021, the Company had land use rights with net book value of $4.04 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of June 30, 2022:

Years ending June 30,	Amortization expense
2023	$94,700
2024	94,700
2025	94,700
2026	94,700
2027	94,700
Thereafter	3,319,671
Total	$3,793,171

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE

	As of
	June 30, 2022	December 31, 2021
Bank acceptance notes	$33,752,065	$42,093,061
Total	$33,752,065	$42,093,061

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $4.82 million and $6.74 million restricted cash, $22.13 million and $28.14 million notes receivable, and $4.03 million and $4.04 million land use rights, as of June 30, 2022 and December 31, 2021, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 11 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	June 30, 2022	December 31, 2021
Procurement of Materials	$25,186,025	$28,076,580
Infrastructure& Equipment	537,762	870,616
Freight fee	119,796	116,936
Total	$25,843,583	$29,064,132

NOTE 12 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	June 30, 2022	December 31, 2021
Collateralized bank loans	$7,588,719	$7,976,336
Guaranteed bank loans	1,492,961	784,609
Total	$9,081,680	$8,760,945

Short-term loans as of June 30, 2022 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	June 30, 2022
August 23, 2022	Operating Loans	Agricultural Bank of PRC	4.57	$2,811,245
August 18, 2022	Operating Loans	Rural Commercial Bank of Xinchang	4.35	$1,194,369
August 23, 2022	Operating Loans	Rural Commercial Bank of Xinchang	5.30	$1,045,072
September 1, 2022	Operating Loans	Rural Commercial Bank of Xinchang	4.35	$2,538,033
February 23, 2023	Operating Loans	Industrial and Commercial Bank of Xinchang	3.24	$1,492,961
Total				$9,081,680

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

All short-term bank loans were obtained from local banks in PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 4.3442% and 4.5547% for the six months ended June 30, 2022 and 2021, respectively. The Company was in compliance with its loan financial covenants as of June 30, 2022 and December 31, 2021, respectively.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	June 30, 2022	December 31, 2021
Employee payables	142,640	946,678
Other tax payables	900,943	31,779
Borrowing from third party	232,476	219,970
Total	$1,276,059	$1,198,427

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	June 30, 2022	December 31, 2021
Subsidy	1,983,069	2,212,938
Total	$1,983,069	$2,212,938

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of June 30, 2022, grant income decreased by $0.23 million, as compared to December 31, 2021. The change was mainly due to timing of incurring qualifying expenses.

NOTE 15 – LEASES

The Company leases its corporate offices under operating leases, with initial terms of 3 years. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. Supplemental cash flow information related to leases for the six months ended June 30, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$18,240
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of June 30, 2022 is as follows:

Operating leases:
Operating lease right-of-use assets	$64,176

Current portion of operating lease liabilities	$34,331
Long-term operating lease liabilities	30,205
Total operating lease liabilities	$64,536

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2022:

For the six months ending June 30,	Operating Leases
2023	36,780
2024	30,900
Total lease payments	67,680

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LONG TERM PAYABLES

	As of
	June 30, 2022	December 31, 2021
Long-term payables current portion	$-	$197,915
Long-term payables– non-current portion	-	-
Total	$-	$197,915

On January 3, 2019, the Company sold a set of manufacturing equipment to third parties for aggregate proceeds of $3.08 million (RMB21.25 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 3 years.

On April 26, 2019, the Company sold various equipment including general assembly lines and differential assembly lines to third parties for aggregate proceeds of $2.12 million (RMB14.66 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

On May 27, 2020, the Company sold various equipment including general assembly lines and differential assembly lines to third parties for aggregate proceeds of $1.42 million (RMB10.00 million). The Company also entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

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

NOTE 17 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of June 30, 2022 and December 31, 2021, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 11,329,530 and 11,329,530 ordinary shares issued and outstanding.

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

In 2019, in connection with the Business Combination, 3,875,458 shares were redeemed, 81,400 shares were converted into ordinary shares, and 1,906,542 ordinary shares were left outstanding upon consummation of the reverse recapitalization.

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

Pursuant to that certain Finder Agreement with Hanyi Zhou, dated May 29, 2019, 50,000 newly issued ordinary shares were issued to Zhou Hanyi as a finder’s fee for the Business Combination.

In connection with the Business Combination, all the outstanding rights of the Company were converted into 468,200 ordinary shares on a one-tenth (1/10) ordinary share per right basis if holders of the rights elected to convert their rights into underlying ordinary shares.

Pursuant to the Service Agreement entered into and by the Company and Chineseinvestors.com, Inc., an Indiana corporation (“CIIX”) on August 21, 2019 (the “Service Agreement”), CIIX was obligated to provide certain investor relations services to the Company for a period of three months beginning on August 21, 2019. Pursuant to the Service Agreement, the Company was obligated to pay CIIX fees consisting of three equal monthly instalments of $12,000 and 5,000 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Service Agreement. On February 24, 2020, Greenland and CIIX entered into a termination agreement (the “CIIX Termination Agreement”) to terminate their respective obligations under the Service Agreement. Pursuant to the CIIX Termination Agreement, the Company agreed to issue 5,000 restricted ordinary shares, no par value (the “CIIX Termination Shares”) to CIIX. Upon CIIX’s receipt of the CIIX Termination Shares, the Company fully satisfied its payment obligations under the Service Agreement.

Pursuant to the Investor Relations Consulting Agreement entered into by the Company and Skyline Corporate Communication Group, LLC, a Massachusetts limited liability company (“SCCG”) on August 15, 2019 (the “Consulting Agreement”), SCCG was obligated to provide certain investor relations services to the Company for a period of twelve months beginning on August 15, 2019. Pursuant to the Consulting Agreement, the Company was obligated to pay SCCG fees consisting of $5,000 per month and 1,250 restricted ordinary shares, no par value, of the Company on a quarterly basis during the term of the Consulting Agreement. On February 25, 2020, Greenland and SCCG entered into a termination agreement (the “SCCG Termination Agreement”) to terminate their respective obligations under the Consulting Agreement. Pursuant to the SCCG Termination Agreement, the Company agreed to issue 10,000 restricted ordinary shares, no par value (the “SCCG Termination Shares”) to SCCG. Upon SCCG’s receipt of the SCCG Termination Shares, the Company fully satisfied its payment obligations under the Consulting Agreement.

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

As of June 30, 2022, all of the foregoing existing rights had been converted into 468,200 ordinary shares as a result of the Business Combination.

Warrants — Redeemable warrants sold as part of the units in the Company initial public offering, or the Public Warrants (together with the Private Warrants (as defined below), the “Warrants”), may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants have been exercisable since October 24, 2019. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants (as defined below)), in whole and not in part, at a price of $0.01 per warrant:

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

As of June 30, 2022, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of June 30, 2022, an option exercisable by Chardan for 120,000 units is outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income attributable to the Greenland Corporation and subsidiaries	$1,487,264	$2,780,753	$3,274,316	$4,909,321
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	11,329,530	10,814,479	11,329,530	10,574,223
Diluted effect of stock options and warrants	—	—	—	—
Weighted average shares used in diluted computation	11,329,530	10,814,479	11,329,530	10,574,223
Basic and diluted net income per share	$0.13	$0.26	0.29	0.46

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and six months ended June 30, 2022 and 2021 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Domestic Sales	$20,338,491	$28,106,861	$49,471,413	$52,607,900
International Sales	264,014	97,446	438,049	207,301
Total	$20,602,505	$28,204,307	$49,909,462	$52,815,201

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the six months ended June 30, 2022 was 14.17%. The effective tax rate for the six months ended June 30, 2022 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the six months ended June 30, 2021 was 14.08%. The effective tax rate for the three months ended June 30, 2021 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of June 30, 2022 and December 31, 2021, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Pledged collateral for bank loans

On May 22, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (ABC Xinchang), pledging its land use rights and property ownership as security to ABC Xinchang, for a loan facility with a maximum principal amount of RMB69.77 million during the period from May 22, 2019 to May 21, 2022. As of June 30, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB18.83 million and RMB18.83 million, respectively.

On December 16, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its five patent rights as security, for a loan facility with a maximum principal amount of RMB23.40 million during the period from December 16, 2019 to December 15, 2022. As of June 30, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB7.00 million and RMB7.00 million, respectively.

On December 16, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of RMB38.05 million during the period from December 16, 2019 to December 15, 2024. As of June 30, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB25.00 million and RMB25.00 million, respectively.

On June 27, 2022, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Bank of Communications Co. LTD., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of RMB60.01 million during the period from June 27, 2022 to June 26, 2022. As of June 30, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB0.00 million and RMB0.00 million, respectively.

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

NOTE 21 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Facility Leases

The Company entered into a failed sale-leaseback transaction in August 2020. See further discussion in NOTE 16 –LONG TERM PAYABLES. The Company has leased premises for its offices under non-cancellable operating leases since May 2021.See further discussion in NOTE 15 – LEASES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of June 30, 2022:

Years ending June 30,	Amount
2023	36,780
2024	30,900
Total	$67,680

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of Balances with Related Parties:

	As of
	June 30, 2022	December 31, 2021
Due to related parties:
Sinomachinery Holding Limited[1]	$-	$-
Zhejiang Kangchen Biotechnology Co., Ltd[2]	-	-
Zhejiang Zhonggong Machinery Co., Ltd.[3]	66,482	409,807
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	-	2,903
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	-	94,442
Cenntro Holding Limited⁷	1,341,627	1,341,627
Peter Zuguang Wang⁷	-	-
Cenntro Automotive Corporation[7]	-	11,462
Xinchang County Jiuxin Investment Management Partnership (LP)[7]	-	1,569,218
Hangzhou Jiuru Economic Information Consulting Co. Ltd[7]	190,000	190,000
Total	$1,598,109	$3,619,459

The balance of due to related parties as of June 30, 2022 and December 31, 2021 consisted of:

1	Advance from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.;

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.;

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties.

	As of
	June 30,	December 31,
	2022	2021
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	114,572	219,691
Cenntro Smart Manufacturing Tech. Co., Ltd.	224	-
Cenntro Holding Limited	$37,539,301	$39,459,874
Total	$37,654,097	$39,679,565

The balance of due from related parties as of June 30, 2022 and December 31, 2021 consisted primarily of other receivables from Cenntro Holding Limited in the amount of $37.54 million and $39.46 million as of June 30, 2022 and December 31, 2021, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the six months ended June 30, 2022 and 2021 are listed below:

Withdraw funds from related parties:	For the six months ended June 30,
	2022	2021
Zhejiang Zhonggong Machinery Co., Ltd.	-	77,314
Cenntro Smart Manufacturing Tech. Co., Ltd.	-	33,091
Peter Zuguang Wang	-	25,000
Cenntro Holding Limited	-	251,973
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	34,946
Total	-	422,324

Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	410,334	77,314
Xinchang County Jiuxin Investment Management Partnership (LP)	1,539,006	773,144
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	310,804
Cenntro Smart Manufacturing Tech. Co., Ltd.	-	33,864
Zhejiang Kangchen Biotechnology Co., Ltd	-	64,505
Peter Zuguang Wang	-	25,000
Total	1,949,340	1,284,631

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is August 15, 2022. All subsequent events requiring recognition as of June 30, 2022 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share, and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, and generated $44,000,000 (before underwriting discounts and offering expenses) in gross proceeds.

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

On January 14, 2020, HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. prior to May 2022, was incorporated under the laws of the State of Delaware. Greenland Tech is the 100% owned subsidiary of Greenland. HEVI focuses on the production and sale of electric industrial vehicles for the North American market.

Greenland serves as the parent company to Zhongchai Holding. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries and electric industrial vehicles.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $52.82 million for the six months ended June 30, 2021 to $49.91 million for the six months ended June 30, 2022. The decrease in revenue was primarily a decrease in the Company’s sales volume, driven by decreasing market demand for the six months ended June 30, 2022. Based on the revenues for the six months ended June 30, 2022 and 2021, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the six months ended June 30, 2022 and 2021, Greenland sold an aggregate of 70,841 and 79,032 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, and GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. In July 2022, Greenland launched its new GEL-5000 all-electric 5.0 ton rated load lithium wheeled front loader. Greenland plans to launch a 54,000 square foot assembly site in Baltimore, Maryland in the third quarter of 2022 to support local service, assembly and distribution of its electric industrial heavy equipment product line. Greenland also plans to establish an experience center within the Mid-Atlantic region in 2023 to promote local sales and marketing..

As of June 30, 2022, Cenntro Holding Limited owned 59.42% of our outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, we are a “controlled company” as defined under the Nasdaq Stock Market Rules because Mr. Peter Zuguang Wang beneficially owns more than 50% of our voting power. As a “controlled company,” we are permitted to elect not to comply with certain corporate governance requirements. If we rely on these exemptions, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, in the fiscal year ended December 31, 2021, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 pandemic had limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. For the six months ended June 30, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future, due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

The extent to which the COVID-19 pandemic may continue to affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Results of Operations

For the three months ended June 30, 2022 and 2021

Overview

	For the three months ended June 30
	2022	2021	Change	Variance

Revenues	$20,602,505	$28,204,307	$(7,601,802)	(27.0)%
Cost of Goods Sold	15,763,344	22,499,138	(6,735,794)	(29.9)%
Gross Profit	4,839,161	5,705,169	(866,008)	(15.2)%
Selling expenses	518,088	495,462	22,626	4.6%
General and administrative expenses	1,244,634	752,212	492,422	65.5%
Research and development expenses	862,535	1,005,296	(142,761)	(14.2)%
Total Operating Expenses	2,625,257	2,252,970	372,287	16.5%
Income from operations	2,213,904	3,452,199	(1,238,295)	(35.9)%
Interest income	9,887	4,833	5,054	104.6%
Interest expenses	(91,651)	(221,664)	130,013	(58.7)%
Loss on disposal of property and equipment	10	811	(801)	(98.8)%
Other income	501,710	310,303	191,407	61.7%
Income before income tax	2,633,860	3,546,482	(912,622)	(25.7)%
Income tax	254,434	394,159	(139,725)	(35.4)%
Net income	2,379,426	3,152,323	(772,897)	(24.5)%

Components of Results of Operations

	For the three months ended June 30
Component of Results of Operations	2022	2021

Revenues	$20,602,505	$28,204,307
Cost of Goods Sold	15,763,344	22,499,138
Gross Profit	4,839,161	5,705,169
Operating Expenses	2,625,257	2,252,970
Net Income	2,379,426	3,152,323

Revenue

Greenland’s revenue was approximately $20.60 million for the three months ended June 30, 2022, representing a decrease of approximately $7.60 million, or 27.0%, as compared to that of approximately $28.20 million for the three months ended June 30, 2021. The decrease in revenue was primarily a decrease in the Company’s sales volume, driven by decreasing market demand for the three months ended June 30, 2022. On an RMB basis, our revenue for the three months ended June 30, 2022 decreased by approximately 23.70% as compared to that for the three months ended June 30, 2021.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $15.76 million for the three months ended June 30, 2022, representing a decrease by approximately $6.74 million, or 29.9%, as compared to that of approximately $22.50 million for the three months ended June 30, 2021. Cost of goods sold decreased due to our decrease in sales volume.

Gross Profit

Greenland’s gross profit was approximately $4.84 million for the three months ended June 30, 2022, representing a decrease by approximately $0.87 million, or 15.2%, as compared to that of approximately $5.71 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, Greenland’s gross margins were approximately 23.5% and 20.2%, respectively. The increase in gross margin in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expense

Selling expenses are mainly comprised of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.52 million for the three months ended June 30, 2022, representing an increase of approximately $0.2 million, or 4.6%, as compared to approximately $0.50 million for the three months ended June 30, 2021. The increase was mainly due to an increase in the after-sales service fees and advertising and marketing fees.

General and Administrative Expenses

General and administrative expenses are comprised of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.24 million for the three months ended June 30, 2022, representing an increase by approximately $0.49 million, or 65.5%, as compared to that of approximately $0.75 million for the three months ended June 30, 2021.The fundamental reasons for the rise in the general and administrative expenses were the following: (i) increased legal fees and consultancy fees on the Company’s business planning and projects for the three months ended June 30, 2022, as the Company expanded its operations, compared to the three months ended June 30, 2021; and (ii) an increase in staff salary.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.86 million for the three months ended June 30, 2022, representing a decrease by approximately $0.15 million, or 14.2%, as compared to that of approximately $1.01 million for the three months ended June 30, 2021. Such decrease was primarily due to a significant decrease in the Company’s R&D activities during the three months ended June 30, 2022.

Income from Operations

Income from operations for the three months ended June 30, 2022 was approximately $2.21 million, representing a decrease of approximately $1.24 million, as compared to that of approximately $3.45 million for the three months ended June 30, 2021.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.01 million for the three months ended June 30, 2022, representing an increase of approximately $0.01 million, or 104.6%, as compared to that of approximately $0 million for the three months ended June 30, 2021. The increase in interest income was because more cash was deposited in banks during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Greenland’s interest expenses were approximately $0.09 million for the three months ended June 30, 2022, representing a decrease of approximately $0.13 million, or 58.7%, as compared to that of approximately $0.22 million for the three months ended June 30, 2021. The decrease was primarily due to a reduction of our short-term loans for the three months ended June 30, 2022, compared to those for the three months ended June 30, 2021.

Other Income

Greenland’s other income was approximately $0.50 million for the three months ended June 30, 2022, an increase of approximately $0.19 million, or 61.7%, as compared to approximately $0.31 million for the three months ended June 30, 2021. The increase was primarily due to an increase in industry research services offered by Zhongchai Holding for the three months ended June 30, 2022, compared to those for the three months ended June 30, 2021.

Income Taxes

Greenland’s income tax was approximately $0.25 million for the three months ended June 30, 2022, as compared to that of approximately $0.39 million for the three months ended June 30, 2021.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of June 30, 2022.

Net Income

Our net income was approximately $2.38 million for the three months ended June 30, 2022, representing a decrease of approximately $0.77 million, as compared to that of approximately $3.15 million for the three months ended June 30, 2021.

For the six months ended June 30, 2022 and 2021

Overview

	For the six months ended June 30
	2022	2021	Change	Variance

Revenues	$49,909,462	$52,815,201	$(2,905,739)	(5.5)%
Cost of Goods Sold	38,702,327	42,005,645	(3,303,318)	(7.9)%
Gross Profit	11,207,135	10,809,556	397,579	3.7%
Selling expenses	1,157,735	874,692	283,043	32.4%
General and administrative expenses	2,524,380	1,663,351	861,029	51.8%
Research and development expenses	1,945,129	1,964,841	(19,712)	(1.0)%
Total Operating Expenses	5,627,244	4,502,884	1,124,360	25.0%
Income from operations	5,579,891	6,306,672	(726,781)	(11.5)%
Interest income	22,449	9,428	13,021	138.1%
Interest expenses	(196,660)	(401,853)	205,193	(51.1)%
Loss on disposal of property and equipment	(394)	(959)	565	(58.9)%
Other income	762,742	599,049	163,693	27.3%
Income before income tax	6,168,028	6,512,337	(344,309)	(5.3)%
Income tax	873,804	916,775	(42,971)	(4.7)%
Net income	5,294,224	5,595,562	(301,338)	(5.4)%

Components of Results of Operations

	For the six months ended June 30
Component of Results of Operations	2022	2021

Revenues	$49,909,462	$52,815,201
Cost of Goods Sold	38,702,327	42,005,645
Gross Profit	11,207,135	10,809,556
Operating Expenses	5,627,244	4,502,884
Net Income	5,294,224	5,595,562

Revenue

Greenland’s revenue was approximately $49.91 million for the six months ended June 30, 2022, representing a decrease of approximately $2.91 million, or 5.5%, as compared to approximately $52.82 million for the six months ended June 30, 2021. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume, driven by decreasing market demand for the six months ended June 30, 2022. On an RMB basis, revenue for the six months ended June 30, 2022 decreased by approximately 5.1%, as compared to the six months ended June 30, 2021.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the NRV impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $38.70 million for the six months ended June 30, 2022, representing a decrease by approximately $3.31 million, or 7.9%, as compared to approximately $42.01 million for the six months ended June 30, 2021. Cost of goods sold decreased due to our decrease in sales volume.

Gross Profit

Greenland’s gross profit was approximately $11.21 million for the six months ended June 30, 2022, representing an increase by approximately $0.40 million, or 3.7%, as compared to approximately $10.81 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, Greenland’s gross margins were approximately 22.5% and 20.5%, respectively. The increase in gross margin in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Selling Expense

Selling expenses mainly comprise of operating expenses (such as sales staff payroll), traveling expenses, and transportation expenses. Our selling expenses were approximately $1.16 million for the six months ended June 30, 2022, representing an increase of approximately $0.29 million, or 32.4%, as compared to approximately $0.87 million for the six months ended June 30, 2021. The increase was mainly due to an increase in the after-sales service fees and advertising and marketing fees.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $2.52 million for the six months ended June 30, 2022, representing an increase by approximately $0.86 million, or 51.8%, as compared to approximately $1.66 million for the six months ended June 30, 2021. The fundamental reasons for the rise in the general and administrative expenses were the following: (i) increased legal fees and consultancy fees on the Company’s business planning and projects for the six months ended June 30, 2022 as the Company expanded its operations, compared to the six months ended June 30, 2021; and (ii) an increase in staff salary.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.95 million for the six months ended June 30, 2022, representing a decrease by approximately $0.01 million, or 1.0%, as compared to approximately $1.96 million for the six months ended June 30, 2021. Such decrease was primarily attributable to a decrease in the Company’s R&D activities during the six months ended June 30, 2022.

Income from Operations

Income from operations for the six months ended June 30, 2022 was approximately $5.58 million, representing a decrease of approximately $0.73 million, as compared to approximately $6.31 million for the six months ended June 30, 2021. Such decrease was primarily due to our decrease in sales volume.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.02 million for the six months ended June 30, 2022, representing an increase of approximately $0.01 million, or 138.1%, as compared to approximately $0.01 million for the six months ended June 30, 2021. The increase in interest income was primarily due to the reason that more cash was deposited in banks during the six months ended June 30, 2022.

Greenland’s interest expenses were approximately $0.20 million for the six months ended June 30, 2022, representing a decrease of approximately $0.20 million, or 51.1%, as compared to approximately $0.40 million for the six months ended June 30, 2021. The decrease was primarily due to a reduction of our short-term loans for the six months ended June 30, 2022, compared to those for the six months ended June 30, 2021.

Other Income

Greenland’s other income was approximately $0.76 million for the six months ended June 30, 2022, representing an increase of approximately $0.16 million, or 27.3%, as compared to approximately $0.60 million for the six months ended June 30, 2021. The increase was primarily due to an increase in industry research services offered by Zhongchai Holding for the six months ended June 30, 2022, compared to those for the six months ended June 30, 2021.

Income Taxes

Greenland’s income tax was approximately $0.87 million for the six months ended June 30, 2022, as compared to approximately $0.92 million for the six months ended June 30, 2021. Our income tax expense decreased due to a decrease in overall profit during the six months ended June 30, 2022.

Net Income

Our net income was approximately $5.29 million for the six months ended June 30, 2022, representing a decrease of approximately $0.31 million, as compared to approximately $5.60 million for the six months ended June 30, 2021.

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

For the six months ended June 30, 2022, our PRC subsidiary, Zhejiang Zhongchai, has paid off approximately $0.77 million in bank loans, approximately $1.95 million in related parties loans, and maintained $8.04 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

The government subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.98 million and $2.21 million on June 30, 2022 and December 31, 2021, respectively.

The Company currently plans to fund its operations mainly through cash flow from its operations, renewal of bank borrowings, additional equity financing, and continuation of financial support from its shareholders and affiliates controlled by its principal shareholders, if necessary. The Company might implement a stricter policy on sales to less creditworthy customers and plans to continue to improve its collection efforts on accounts with outstanding balances. The Company is actively working with customers and suppliers and expects to fully collect the remaining balances.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of June 30, 2022, Greenland had approximately $3.22 million of cash and cash equivalents, representing a decrease of approximately $7.84 million, or 70.91%, as compared to that of approximately $11.06 million as of December 31, 2021. The decrease of cash was mainly attributable to the increase of short-term investment, as compared to that as of December 31, 2021.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of June 30, 2022, Greenland had approximately $4.82 million of restricted cash, representing a decrease of approximately $1.92 million, or 28.47%, as compared to that of approximately $6.74 million as of December 31, 2021. The decrease of restricted cash was due to the decrease of mortgaged assets.

Accounts Receivable

As of June 30, 2022, Greenland had approximately $18.19 million of accounts receivables, representing an increase of approximately $2.28 million, or 14.32%, as compared to approximately $15.92 million as of December 31, 2021. The increase in accounts receivable was due to our slowed-down effort in receivables collections due to the COVID-19 pandemic.

Greenland recorded approximately $0.82 million of provision for doubtful accounts as of June 30, 2022. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $37.65 million and $39.68 million as of June 30, 2022 and December 31, 2021, respectively. The balance of due from related parties as of June 30, 2022 and December 31, 2021 consisted primarily of other receivables from Cenntro Holding Limited in the amount of $37.54 million and $39.46 million as of June 30, 2022 and December 31, 2021, respectively. We expect the amount due from our controlling shareholder, Cenntro Holding Limited, to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of repayment deadline from April 27, 2022.

However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, if at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

Notes Receivable

As of June 30, 2022, Greenland had approximately $33.02 million of notes receivables, which will be collected by us within six months. The decrease of our notes receivables was approximately $4.53 million, or 12.07%, from that of approximately $37.55 million as of December 31, 2021.

Working Capital

Our working capital was approximately $57.46 million as of June 30, 2022, as compared to that of $53.84 million as of December 31, 2021, representing an increase of $3.61 million during the six months ended June 30, 2022.

Cash Flow

	For the Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(1,665,025)	$(778,421)
Net cash provided by (used in) investing activities	$178,127	$(303,375)
Net cash provided by (used in) financing activities	$(7,784,753)	$12,068,922
Net increase in cash and cash equivalents and restricted cash	$(9,271,651)	$10,987,126
Effect of exchange rate changes on cash and cash equivalents	$(491,537)	$133,999
Cash and cash equivalents and restricted cash at beginning of year	$17,800,892	$9,403,053
Cash and cash equivalents and restricted cash at end of year	$8,037,704	$20,524,178

Operating Activities

Greenland’s net cash used in operating activities were approximately $(1.67) million and $(0.78) million for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, the main sources of cash inflow from operating activities were net income, change in notes receivable, and depreciation and amortization, with each amounted to approximately $5.29 million, $2.79 million and $1.21 million, respectively. The main causes of cash outflow were changes in other current and noncurrent assets and accounts receivables, representing decreases of approximately $5.92 million and $3.15 million, respectively.

For the six months ended June 30, 2021, the main sources of cash inflow from operating activities were net income, change in accounts payable, and depreciation and amortization, with each amounted to approximately $5.60 million, $6.05 million and $1.25 million, respectively. The main causes of cash outflow were changes in inventories and accounts receivables, representing decreases of approximately $2.18 million and $7.97 million, respectively.

Investing Activities

Net cash provided by investing activities resulted a cash inflow of approximately $0.18 million for the six months ended June 30, 2022. Cash provided by investing activities for the six months ended June 30, 2022 was mainly due to $0.31 million proceeds from government grants for construction, offset by approximately $0.13 million used for purchases of long-term assets.

Net cash used in investing activities resulted a cash outflow of approximately $0.30 million for the six months ended June 30, 2021. Cash used in investing activities for the six months ended June 30, 2021 was mainly due to $0.43 million used for purchases of long-term assets, offset by approximately $0.12 million proceeds from government grants for construction.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $7.78 million for the six months ended June 30, 2022, which was mainly attributable to approximately $1.95 million in repayment of loans to related parties and approximately $6.49 million in repayment of notes payable. Such amounts were further offset by proceeds from short-term bank loans for approximately $1.54 million.

Net cash provided by financing activities resulted a cash inflow of approximately $12.07 million for the six months ended June 30, 2021, which was mainly attributable to approximately $8.23 million proceeds from equity and debt financing and approximately $12.02 million proceeds from notes payable. Such amounts were further offset by repayment of short-term bank loans for approximately $7.55 million, and repayment of loans from related parties for approximately $1.28 million.

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

Business Combination

On October 24, 2019, we consummated the Business Combination with Zhongchai Holding following a special meeting of the shareholders in which the shareholders of Greenland considered and approved, among other matters, a proposal to adopt an share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019 by and among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative, and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding.

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

Pursuant to that certain finder agreement with Hanyi Zhou dated May 29, 2019, 50,000 newly issued ordinary shares were issued to Hanyi Zhou as a finder’s fee for the Business Combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2022, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of June 30, 2022:

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

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions. To strengthen the Company’s internal control over financial reporting, the Company is currently implementing the following remedial actions:

●	Developing and formalizing key accounting and financial reporting policies and procedures;

●	Recruiting more financial reporting and accounting personnel who have adequate U.S. GAAP knowledge;

●	Training key position staff by U.S. accountant with U.S. corporate accounting experiences, and gaining additional knowledge and professional skills about SEC regulations and U.S. GAAP;

●	Planning to acquire additional resources to strengthen the financial reporting function and set up a financial and system control framework; and

●	Establishing effective oversight and clarifying reporting requirements for non-recurring and complex transactions to ensure consolidated financial statements and related disclosures are accurate, complete and in compliance with U.S. GAAP and SEC reporting requirements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this quarterly report on Form 10-Q, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

Risks Related to our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 20 through 25.

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

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 25 through 35.

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

●

The approval of the China Securities Regulatory Commission (“CSRC”) or other PRC governmental authorities may be required, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities, and, if required, we cannot predict whether or how soon we will be able to obtain such approval or comply with such requirements. Any failure to obtain, or delay in obtaining, any requisite PRC governmental approval or complying with any other applicable PRC requirements for an offering, or a rescission of such approval, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if we do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—We believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the Cyberspace Administration of China, or other PRC governmental authorities under PRC rules, regulations or policies in connection with an offering of our securities outside of the PRC, including on a U.S. exchange. However, in the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

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

●

Our securities may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act, or HFCA Act, if the Public Company Accounting Oversight Board, or PCAOB, is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 36 through 37.

●	Future sales of our ordinary shares, whether by us or our shareholders, could cause the price of our ordinary shares to decline; and

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our ordinary shares for return on your investment.

Risks Related to our Business and Industry

Our business operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of June 30, 2022, we had approximately $3.22 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use right and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

Although we have been able to maintain adequate working capital primarily through cash from operations and short-term and long-term borrowings, any failure by our customers to settle outstanding accounts receivable, or our inability to borrow sufficient capital from local banks in the future could materially and adversely affect our cash flow, financial condition and results of operations.

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

During the six months ended June 30, 2021 and 2022, our five largest customers contributed 50.15% and 48.21% of our revenues, respectively. As a result of our reliance on a limited number of customers, we may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since we are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that we provide to any customer that may not be predictable. For example, our customers may decide to reduce spending on our products or a customer may no longer need our products following the completion of a project. The loss of any one of our major customers, a decrease in the volume of sales to our customers or a decrease in the price at which we sell our products to customers could materially adversely affected our profits and revenues.

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

Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products mainly included transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In December 2020, we launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, and GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. In July 2022, Greenland launched its new GEL-5000 all-electric 5.0 ton rated load lithium wheeled front loader. Greenland plans to establish an assembly site and an experience center in the United States in 2022 to support local sales, assembly and distribution.

There are risks in connection with this new line of business. We may experience difficulties in the development and launch of our electric industrial vehicles, and our products may not be well-accepted by the market. As we have limited experience in the electric industrial vehicle business, our efforts in developing such business may not succeed and we may not be able to generate sufficient revenue to cover our investment and become profitable. During such process, our results of operations and financial conditions may not be improved in a timely manner, or at all. We cannot assure you that we will successfully transition our business focus and it is possible that we remain in such transition period for an extended period of time. During such period, our revenue may be very limited and we may continue to experience material and adverse effect to our results of operations, financial condition and business prospects.

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

HEVI, our subsidiary in the U.S., maintains commercial general liability insurance for its business operations. However, we have limited insurance coverage for our operations in China, and we are therefore exposed to risks associated with product liability claims against our PRC subsidiaries or otherwise against our operations in the PRC in the event that the use of our products results in property damage or personal injury. Since our transmission products are ultimately incorporated into forklifts, it is possible that users of forklifts or people installing our products could be injured or killed, whether as a result of defects, improper installation or other causes. We are unable to predict whether product liability claims will be brought against us in the future or to predict the impact of any resulting adverse publicity on our business. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. We do not carry product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. In addition, we do not currently, and may not in the future, maintain business interruption insurance coverage. As such, we may suffer losses that result from interruptions in our operations as a result of inability to operate or failures of equipment and infrastructure at our facilities. We also do not currently maintain catastrophe insurance. As such, any natural disaster or man-made disaster could result in substantial losses and diversion of our resources to address the effects of such an occurrence, which could materially and adversely affect our business, financial condition and results of operations.

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

As of June 30, 2022, we were owed $37.54 million from Cenntro Holding Limited, our controlling shareholder, and such amount is recorded as “due from related parties” on our balance sheet. We expect the amount due from Cenntro Holding Limited to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022. However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, or at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, in the fiscal year ended December 31, 2021, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 pandemic had limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. For the six months ended June 30, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

However, the potential downturn brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, and any associated negative impact on us will depend on many factors beyond our control. The extent to which the COVID-19 pandemic impacts our long-term results remains uncertain, and we are closely monitoring its impact on us. Our business, results of operations, financial conditions and prospects could be adversely affected directly, as well as indirectly to the extent that the ongoing COVID-19 pandemic harms the Chinese and global economy in general.

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

We believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the Cyberspace Administration of China, or other PRC governmental authorities under PRC rules, regulations or policies in connection with an offering of our securities outside of the PRC, including on a U.S. exchange. However, in the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.

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

As of the date of this report, we believe we are not required to obtain any permission from PRC authorities (including the CSRC and the Cyberspace Administration of China, or the CAC) to operate our business as presently conducted or to issue our securities to investors outside of the PRC. Therefore, as of the date of this report, we have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing or offering and, as such, no such permission or approval has been granted or denied. However, if we determine or otherwise find out that we were required to obtain such permissions or approvals in the future in connection with the listing or continued listing of our securities on a stock exchange outside of China, it is uncertain how long it will take for us to obtain such approval, and, even if we obtain such approval, the approval could be rescinded. Any failure to obtain or a delay in obtaining the necessary permissions from the PRC authorities to conduct offerings or list our securities outside of China may subject us to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against us, and other forms of sanctions, and could restrict our ability to conduct our business, invest in China through our non-Chinese subsidiaries as foreign investments, accept foreign investments, or continue to be listed on a U.S. or other overseas exchange may be restricted, and our business, reputation, financial condition, and results of operations may be materially and adversely affected.

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

In December 2021, the CAC and other related authorities promulgated the revised Cybersecurity Review Measures, which came into effect on February 15, 2022. The revised Cybersecurity Review Measures proposes the following key changes:

●	online platform operators who are engaged in data processing are also subject to the regulatory scope;

●	the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;

●	the online platform operators holding more than one million users’ individual information and seeking a listing outside China shall file for cybersecurity review with the Cybersecurity Review Office; and

●	the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously shall be collectively taken into consideration during the cybersecurity review process.

Certain internet platforms in China have reportedly become subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this report, we have not been included within the definition of “operator of critical information infrastructure” by a competent authority, nor have we been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, if we are deemed to be a critical information infrastructure operator or an online platform operator that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review in the future.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this report, we have not been involved in any investigations on cybersecurity review initiated by the Cyber Administration of China or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect.

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

Under the PRC Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Any classification as such will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law, or the PRC EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be subject to an enterprise income tax, or EIT, rate of 25.0% on its global income. In April 2009, the SAT promulgated a circular, known as Circular 82, and partially amended by Circular 9 promulgated in January 2014, to clarify the certain criteria for the determination of the “de facto management bodies” for foreign enterprises controlled by PRC enterprises or PRC enterprise groups. Under Circular 82, a foreign enterprise is considered a PRC resident enterprise if all of the following apply: (1) the senior management and core management departments in charge of daily operations are located mainly within China; (2) decisions relating to the enterprise’s financial and human resource matters are made or subject to approval by organizations or personnel in China; (3) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders’ meeting minutes are located or maintained in China; and (4) 50.0% or more of voting board members or senior executives of the enterprise habitually reside in China. Further to Circular 82, the SAT issued a bulletin, known as Bulletin 45, effective in September 2011 and amended on June 1, 2015 and October 1, 2016, to provide more guidance on the implementation of Circular 82 and clarify the reporting and filing obligations of such “Chinese controlled offshore incorporated resident enterprises.” Bulletin 45 provides for, among other matters, procedures for the determination of resident status and administration of post-determination matters. Although Circular 82 and Bulletin 45 explicitly provide that the above standards apply to enterprises that are registered outside China and controlled by PRC enterprises or PRC enterprise groups, Circular 82 may reflect the SAT’s criteria for determining the tax residence of foreign enterprises in general.

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

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entities by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiaries, are subject to PRC regulations. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with State Administration of Foreign Exchange (“SAFE”), or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, are subject to the requirement of making necessary filings in Foreign Investment Comprehensive Management Information System, and registration with other government authorities in China. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

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

A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act, or HFCA Act, all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

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

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the HFCA Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under the related process that will be implemented by the SEC.

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

We may in the future be the subject of unfavorable allegations made by short sellers. Any such allegations may be followed by periods of instability in the market price of our ordinary shares and negative publicity. If and when we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could be required to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law or issues of commercial confidentiality. Such a situation could be costly and time- consuming and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business operations and shareholder’s equity, and the value of any investment in our ordinary shares could be greatly reduced or rendered worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2022 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month period ended June 30, 2022.

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

Greenland Technologies Holding Corp.

Date: August 15, 2022	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President