Form 10-Q
period 2022-09-30
Greenland Technologies Holding Corp.
filed 2022-11-14
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 000-38605

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 10, 2022, there were 12,579,530 ordinary shares of the registrant outstanding.

i

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the U.S. Securities and Exchange Commission (“SEC”), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q. Specifically, these forward-looking statements may include statements relating to:

●	the future financial performance of the Company;

●	changes in the market for the Company’s products;

●	our goals and strategies;

●	our business and operating strategies and plans for the development of existing and new businesses, ability to implement such strategies and plans and expected time;

●	our dividend policy;

●	our expectations regarding our relationships with our suppliers, customers, business partners and third-parties;

●	our market position and our ability to maintain and enhance our market position;

●	our ability to attract, train and retain executives and other employees;

●	fluctuations in inflation, interest rates and foreign exchange rates;

●	the future development of the COVID-19 pandemic and its impact on our business and industry; and

●	assumptions underlying or related to any of the foregoing.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

PAGE	F-7-F-34	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED, IN U.S. DOLLARS)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$11,306,600	$11,062,590
Restricted cash	3,720,931	6,738,302
Short Term Investment	12,243,140	2,105,938
Notes receivable	31,606,518	37,551,121
Accounts receivable, net of allowance for doubtful accounts of $774,452 and $859,319, respectively	18,344,356	15,915,002
Inventories	21,884,848	25,803,474
Due from related parties-current	35,462,308	39,679,565
Advance to suppliers	676,823	434,893
Prepayments and other current assets	96,323	14,518
Total Current Assets	$135,341,847	$139,305,403

Non-current asset
Property, plant, equipment and construction in progress, net	15,503,755	18,957,553
Land use rights, net	3,550,039	4,035,198
Other intangible assets	157,153	—
Deferred tax assets	126,872	141,623
Goodwill	3,890	3,890
Operating lease right-of-use assets	2,748,910	80,682
Other non-current assets	242,866	44,093
Total non-current assets	$22,333,485	$23,263,039
TOTAL ASSETS	$157,675,332	$162,568,442

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	September 30,	December 31,
	2022	2021

Current Liabilities
Short-term bank loans	$8,715,822	$8,760,945
Notes payable-bank acceptance notes	33,716,344	42,093,061
Accounts payable	23,954,824	29,064,132
Taxes payables	—	108,058
Customer deposits	196,125	387,919
Due to related parties	1,594,227	3,619,459
Other current liabilities	1,622,362	1,198,427
Current portion of operating lease liabilities	462,365	33,308
Long-term payables - current	—	197,915
Total current liabilities	$70,262,069	$85,463,224

Long-term liabilities
Long-term payables – non-current	—	—
Long term operating lease liabilities	2,293,844	47,614
Other long-term liabilities	1,828,340	2,212,938
Total long-term liabilities	$4,122,184	$2,260,552
TOTAL LIABILITIES	$74,384,253	$87,723,776

COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, unlimited shares authorized; 12,579,530 and 11,329,530 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Additional paid-in capital	32,955,927	23,759,364
Statutory reserves	3,842,331	3,842,331
Retained earnings	38,220,976	33,668,696
Accumulated other comprehensive income (loss)	(4,432,076)	1,014,399
Total shareholders’ equity	$70,587,158	$62,284,790
Non-controlling interest	12,703,921	12,559,876
TOTAL EQUITY	$83,291,079	$74,844,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,675,332	$162,568,442

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
REVENUES	$21,786,862	$23,084,793	$71,696,324	$75,899,994
COST OF GOODS SOLD	16,974,566	17,987,363	55,676,893	59,993,008
GROSS PROFIT	4,812,296	5,097,430	16,019,431	15,906,986
Selling expenses	521,865	522,770	1,679,600	1,397,462
General and administrative expenses	1,192,210	1,150,769	3,716,590	2,814,120
Research and development expenses	1,023,443	1,372,215	2,968,572	3,337,056
Total operating expenses	$2,737,518	$3,045,754	$8,364,762	$7,548,638
INCOME FROM OPERATIONS	$2,074,778	$2,051,676	$7,654,669	$8,358,348
Interest income	12,790	4,737	35,239	14,165
Interest expense	(125,981)	(106,506)	(322,641)	(508,359)
Loss on disposal of property and equipment	(301)	-	(695)	(959)
Other income	655,838	231,466	1,418,580	830,515
INCOME BEFORE INCOME TAX	$2,617,124	$2,181,373	$8,785,152	$8,693,710
INCOME TAX	518,931	927,844	1,392,735	1,844,619
NET INCOME	$2,098,193	$1,253,529	$7,392,417	$6,849,091
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	820,229	225,181	2,840,137	911,422
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$1,277,964	$1,028,348	$4,552,280	$5,937,669
OTHER COMPREHENSIVE INCOME (LOSS):	(4,552,121)	(605,515)	(8,253,663)	(29,781)
Unrealized foreign currency translation income (loss) attributable to Greenland Technologies Holding Corporation and subsidiaries	(2,974,517)	(433,694)	(5,446,475)	(31,313)
Unrealized foreign currency translation income (loss) attributable to Noncontrolling interest	(1,577,604)	(171,821)	(2,807,188)	1,532
Comprehensive income (loss)	(1,696,553)	594,654	(894,195)	5,906,356
Noncontrolling interest	(757,375)	53,360	32,949	912,954
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	12,222,387	11,329,530	11,628,243	10,715,132
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.10	0.09	0.39	0.55

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2020	10,225,142	—	$13,707,398	$(62,925)	$4,517,117	$26,728,332	$5,771,540	$50,661,462
Restricted share grants	51,000	—	51,000	—	—	—	—	51,000
Sale of shares and warrants	180,344	—	1,858,841	—	—	—	—	1,858,841
Net income	—	—	—	—	—	2,128,568	314,671	2,443,239
Foreign currency translation adjustment	—	—	—	(189,103)	—	—	(69,126)	(258,229)
Balance at March 31, 2021	10,456,486	—	$15,617,239	$(252,028)	4,517,117	$28,856,900	$6,017,085	$54,756,313
Sale of shares and warrants	873,044	—	6,366,256	—	—	—	—	6,366,256
Net income	—	—	—	—	—	2,780,753	371,570	3,152,323
Transfer to statutory reserve	—	—	—	—	(674,786)	674,786	—	—
Foreign currency translation adjustment	—	—	—	591,484	—	—	242,479	833,963
Balance at June 30, 2021	11,329,530	—	21,983,495	339,456	3,842,331	32,312,439	6,631,134	65,108,855
Net income	—	—	—	—	—	1,028,348	225,181	1,253,529
Foreign currency translation adjustment	—	—	—	78,895	—	—	35,329	114,224
Balance at September 30, 2021	11,329,530	—	21,983,495	418,351	3,842,331	33,340,787	6,891,644	66,476,608

Balance at December 31,2021	11,329,530	—	$23,759,364	$1,014,399	$3,842,331	$33,668,696	$12,559,876	$74,844,666
Sale of shares and warrants	—	—	77,069	—	—	—	—	77,069
Net income	—	—	—	—	—	1,787,052	1,127,746	2,914,798
Foreign currency translation adjustment	—	—	—	248,082	—	—	125,828	373,910
Balance at March 31, 2022	11,329,530	—	$23,836,433	$1,262,481	3,842,331	$35,455,748	$13,813,450	$78,210,443
Net income	—	—	—	—	—	1,487,264	892,162	2,379,426
Foreign currency translation adjustment	—	—	—	(2,720,040)	—	—	(1,355,412)	(4,075,452)
Balance at June 30, 2022	11,329,530	—	23,836,433	(1,457,559)	3,842,331	36,943,012	13,350,200	76,514,417
Sale of shares and warrants	1,250,000	—	9,119,494	—	—	—	—	9,119,494
Net income	—	—	—	—	—	1,277,964	820,229	2,098,193
Foreign currency translation adjustment	—	—	—	(2,974,517)	—	—	(1,466,508)	(4,441,025)
Balance at September 30, 2022	12,579,530	—	32,955,927	(4,432,076)	3,842,331	38,220,976	12,703,921	83,291,079

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED, IN U.S. DOLLARS)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,392,417	$6,849,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,849,467	1,874,166
Loss on disposal of property and equipment	695	959
Increase in allowance for doubtful accounts	4,967	—
Increase (Decrease) in provision for inventory	(22,846)	—
Deferred tax assets	—	2,023
Stock based compensation expense	—	66,200
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(4,385,421)	(8,723,305)
Notes receivable	2,179,528	(5,813,094)
Inventories	1,342,340	(5,015,669)
Advance to suppliers	(307,852)	245,300
Other current and noncurrent assets	(11,399,931)	78,818
Increase (Decrease) In:
Accounts payable	(2,231,682)	5,982,220
Customer deposits	(162,262)	(34,905)
Other current liabilities	776,504	(559,803)
Income tax payable	(103,755)	—
Due to related parties	21,435	(319,062)
Long-term payables-unamortized deferred financing costs	(190,033)	(196,662)
Other long-term liabilities	(884,806)	(300,700)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,121,235)	$(5,864,423)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the nine months ended September 30
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(363,543)	$(852,269)
Proceeds from government grants for construction	719,628	166,508
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$356,085	$(685,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$10,848,438	$8,632,927
Repayments of short-term bank loans	(9,918,787)	(18,652,874)
Notes payable	(4,279,261)	16,349,406
Proceeds from related parties	210,942	418,856
Repayment of loans from related parties	(1,908,456)	(1,747,808)
Repayment of loans from third parties	—	(309,449)
Proceeds from third parties	—	154,725
Payment of principal on financing lease obligation	(188,341)	(386,572)
Proceeds from equity and debt financing	9,196,563	8,209,897
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$3,961,098	$12,669,108
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(1,804,052)	$6,118,924
Effect of exchange rate changes on cash	(969,309)	134,379
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	17,800,892	9,403,053
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$15,027,531	$15,656,356
Bank balances and cash	11,306,600	9,020,787
Bank balances and cash included in assets classified as restricted cash	3,720,931	6,635,569

Supplemental Disclosure of Cash Flow Information
Income taxes paid	615,632	1,168,461
Interest paid	320,526	533,027

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $75.90 million for the nine months ended September 30, 2021 to $71.70 million for the nine months ended September 30, 2022. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume resulting from COVID-19 related lockdowns in China for the nine months ended September 30, 2022. Based on the revenues for the nine months ended September 30, 2022 and 2021, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks; some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the nine months ended September 30, 2022 and 2021, Greenland sold an aggregate of 102,144 and 110,082 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, and GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the United States (“U.S.”) market. In July 2022, Greenland launched its new GEL-5000 all-electric 5.0 ton rated load lithium wheeled front loader. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line. The Company plans to establish an experience center within the Mid-Atlantic region in 2023 to promote local sales and marketing.

The COVID-19 pandemic has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. For the nine months ended September 30, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company’s Shareholders

As of September 30, 2022, Cenntro Holding Limited owned 53.52% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, the Company is a “controlled company” as defined under the Nasdaq Stock Market Rules because Mr. Peter Zuguang Wang beneficially owns more than 50% of the voting power of the Company. As a “controlled company,” the Company is permitted to elect not to comply with certain corporate governance requirements. If the Company relies on these exemptions, the Company’s investors will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

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

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.47% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.528% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. As of September 30, 2022, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of September 30, 2022, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	25,000,000	71.576%	Manufacture, sale of various transmission boxes
Shanghai Hengyu Business Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services.
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 8, 2020	RMB	7,224,922	100%	Trading.
HEVI Corp., formerly known as Greenland Technologies Corporation	Delaware January 14, 2020	USD	6,363,557	100%	U.S. operation and distribution of electric industrial vehicles for North American market

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the nine months ended September 30, 2022 and 2021 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

	For the nine months ended September 30,
	2022	2021
Period end RMB: US$ exchange rate	7.1135	6.4434
Period average RMB: US$ exchange rate	6.6369	6.4631

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its bank accounts in U.S., PRC and Hong Kong. Balances at financial institutions or state-owned banks within the PRC and Hong Kong are not covered by insurance.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $0.77 million and $0.86 million as of September 30, 2022 and December 31, 2021, respectively.

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.68 million and $0.43 million as of September 30, 2022 and December 31, 2021.

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

There was no impairment loss recognized for nine months ended September 30, 2022 and 2021.

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

The Company has determined that the leaseback transaction that it entered in 2019 fails to qualify as a sale because control is not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor, with an implicit interest rate of 5.0%.

The Company has leased premises for its offices under non-cancellable operating leases since May 2021 and its assembly site under non-cancellable operating leases since June 2022. Operating lease payments are expensed over the term of lease using straight line method. The Company’s office leases have a 3-year term and the lease of its assembly site has a 5.5-year term. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into that have not yet commenced. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases.

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

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the nine months ended September 30, 2022 and 2021. The total rebates amount accounted for around 0.07% and 0.11% of the total revenue of Greenland for the nine months ended September 30, 2022 and 2021.

The following table sets forth disaggregation of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
Major Product	2022	2021	2022	2021
Transmission boxes for Forklift	$19,928,629	$19,806,162	$63,632,555	$66,199,525
Transmission boxes for Non-Forklift (EV, etc.) and parts of transmission boxes	1,858,233	3,278,631	8,063,769	9,700,469
Total	$21,786,862	$23,084,793	$71,696,324	$75,899,994

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $1,023,443 and $1,372,215 for the three months ended September 30, 2022 and 2021, respectively. Research and development costs are expensed as incurred and totaled approximately $2,968,572 and $3,337,056 for the nine months ended September 30, 2022 and 2021, respectively. Research and development costs are incurred on a project specific basis.

Government subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.83 million and $2.21 million as of September 30, 2022 and December 31, 2021, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2022 and December 31, 2021, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

The Company is engaged in the business of manufacturing and selling various transmission boxes. The Company’s manufacturing process is essentially the same for the entire Company and is performed in-house at the Company’s facilities in the PRC. The Company’s customers primarily consist of entities in the automotive, construction machinery or warehousing equipment industries. The distribution of the Company’s products is consistent across the entire Company. In addition, the economic characteristics of each customer arrangement are similar in that the Company maintains policies at the corporate level.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2022 and December 31, 2021. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2022 and December 31, 2021.

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

Economic and Political Risks

A significant portion of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s cash is maintained with banks within the U.S., the PRC and Hong Kong, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose abilities to pay are dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Exchange Risk

The Company cannot guarantee that the current exchange rate will remain steady. Therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and yet, because of the fluctuating exchange rate, record higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on the relevant dates. The exchange rate could fluctuate depending on changes in the political and economic environment without notice.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – SHORT TERM INVESTMENT

As of September 30, 2022 and December 31, 2021, the Company’s short term investment amounted to $12,243,140 and $2,105,938, respectively. On July 1, 2021, the Company entered into a financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD, pursuant to which Zhejiang Jilin Electronic Technology Co., LTD agreed to make short term investments with the amount contributed by the Company during the period from July 1, 2021 to June 30, 2023. The Company contributed a total of $500,000 under this agreement. During the nine months ended September 30, 2022, the Company purchased bank management products in a total amount of $11,738,244 (RMB83,500,000). As of September 30, 2022, the fair value of the Company’s bank management products was $11,743,140 (RMB83,534,823). The Company has recognized and measured these short-term investments as Level 2 assets based on the fair value hierarchy framework.

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the nine months ended September 30,
	2022		2021
Major customers representing more than 10% of the Company’s revenues
Company A	$13,521,896	18.86%	$12,790,991	16.85%
Company B	9,581,396	13.36%	10,150,263	13.38%
Total Revenues	$23,103,292	32.22%	$22,941,254	30.23%

	As of
	September 30, 2022		December 31, 2021
Major customers of the Company’s accounts receivable, net
Company A	2,649,874	14.45%	2,222,550	10.42%
Company B	1,594,003	8.69%	1,949,415	9.14%
Company C	1,488,265	8.11%	1,759,913	8.26%
Total	$5,732,142	31.25%	$5,931,878	27.82%

Accounts receivable from the Company’s major customers accounted for 31.25% and 27.82% of total accounts receivable balances as of September 30, 2022 and December 31, 2021, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	September 30, 2022	December 31, 2021
Accounts receivable	$19,118,808	$16,774,321
Less: allowance for doubtful accounts	(774,452)	(859,319)
Accounts receivable, net	$18,344,356	$15,915,002

Changes in the allowance for doubtful accounts are as follows:

	As of,
	September 30, 2022	December 31, 2021
Beginning balance	$859,319	$986,532
(Reversal of) Provision for doubtful accounts	4,967	(149,172)
Effect of FX change	(89,834)	21,959
Ending balance	$774,452	$859,319

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES

	As of
	September 30, 2022	December 31, 2021
Raw materials	$7,835,115	$9,789,196
Revolving material	1,057,572	1,078,292
Consigned processing material	9,828	67,706
Work-in-progress	2,376,709	2,620,821
Finished goods	10,605,624	12,271,252
Less: inventory impairment	-	(23,793)
Inventories, net	$21,884,848	$25,803,474

Changes in the inventory reserves are as follows:

	As of
	September 30, 2022	December 31, 2021
Beginning balance	$(23,793)	$-
(Release of) inventory write-downs	22,846	(23,536)
Effect of FX change	947	(257)
Ending balance	$-	$(23,793)

NOTE 7 – NOTES RECEIVABLE

	As of
	September 30, 2022	December 31, 2021
Bank notes receivable:	$29,245,250	$36,075,366
Commercial notes receivable	2,361,268	1,475,755
Total	$31,606,518	$37,551,121

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuer at maturity, which bears no interest and generally ranges from three to nine months from the date of issuance. As of September 30, 2022, the Company pledged notes receivable for an aggregate amount of $21.57 million to Bank of Communications and Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $20.51 million. The Company expects to collect these notes receivables within 6 months. As of December 31, 2021, the Company pledged notes receivable for an aggregate amount of $28.14 million to Bank of Communications as a means of security for issuance of bank acceptance notes in an aggregate amount of $24.89 million. These notes receivables have been fully collected as of the date of this quarterly report.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of September 30, 2022 and December 31, 2021, property, plant and equipment consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Buildings	$11,423,025	$12,751,105
Machinery	20,144,114	21,930,452
Motor vehicles	306,108	341,697
Electronic equipment	209,940	206,122
Total property plant and equipment, at cost	32,083,187	35,229,376

Less: accumulated depreciation	(16,663,779)	(16,679,022)
Property, plant and equipment, net	$15,419,408	$18,550,354
Construction in process	84,347	407,199
Total	$15,503,755	$18,957,553

For the nine months ended September 30, 2022 and 2021, depreciation expense amounted to $1.77 million and $1.80 million, respectively, of which $1.12 million and $1.25 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the nine months ended September 30, 2022 and 2021, $0.30 and $0 of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	September 30, 2022	December 31, 2021
Buildings, net	$9,136,858	$11,314,916
Machinery, net	-	2,201,707
Total	9,136,858	13,516,623

As of September 30, 2022, the Company pledged its ownership interests in certain buildings for the book value of RMB65.00 million ($9.14 million) as security to ABC Xinchang and Rural Commercial Bank of PRC Co., Ltd., for loan facilities with an aggregate maximum principal amount of RMB167.73 million.

On January 3, 2019, the Company sold a set of manufacturing equipment to third parties for aggregate proceeds of $3.08 million (RMB21.25 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 3 years.

On April 26, 2019, the Company sold various equipment including a general assembly line and the differential assembly line to third parties for aggregate proceeds of $2.12 million (RMB14.66 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

On May 27, 2020, the Company sold various equipment including a general assembly line and the differential assembly line to third parties for aggregate proceeds of $1.42 million (RMB10.00 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the Company accounted for the transactions as failed sale-leaseback transactions whereby the Company continues to depreciate the assets and recorded a financing obligation for the consideration received from the buyer-lessor.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Land use rights, cost	$4,325,101	$4,827,951
Less: Accumulated amortization	(775,062)	(792,753)
Land use rights, net	$3,550,039	$4,035,198

As of September 30, 2022, the Company had land use rights with net book value of $3.55 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2021, the Company had land use rights with net book value of $4.04 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of September 30, 2022:

Years ending September 30,	Amortization expense
2023	$92,714
2024	92,714
2025	92,714
2026	92,714
2027	92,714
Thereafter	3,086,469
Total	$3,550,039

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE

	As of
	September 30, 2022	December 31, 2021
Bank acceptance notes	$33,716,344	$42,093,061
Total	$33,716,344	$42,093,061

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $3.72 million and $6.74 million restricted cash, $21.57 million and $28.14 million notes receivable, and $3.55 million and $4.04 million land use rights, as of September 30, 2022 and December 31, 2021, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 11 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	September 30, 2022	December 31, 2021
Procurement of Materials	$23,471,051	$28,076,580
Infrastructure& Equipment	388,862	870,616
Freight fee	94,911	116,936
Total	$23,954,824	$29,064,132

NOTE 12 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	September 30, 2022	December 31, 2021
Collateralized bank loans	$7,310,044	$7,976,336
Guaranteed bank loans	1,405,778	784,609
Total	$8,715,822	$8,760,945

Short-term loans as of September 30, 2022 are as follows:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	September 30, 2022
August 29, 2023	Operating Loans	Agricultural Bank of PRC	4.55	$2,530,400
June 29, 2023	Operating Loans	Bank of Communications	3.85	$1,405,778
December 15, 2022	Operating Loans	Rural Commercial Bank of Xinchang	4.75	$984,044
August 23, 2023	Operating Loans	Rural Commercial Bank of Xinchang	4.55	$2,389,822
February 23, 2023	Operating Loans	Industrial and Commercial Bank of Xinchang	3.24	$1,405,778
Total				$8,715,822

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

All short-term bank loans were obtained from local banks in the PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 4.2484% and 4.5547% for the nine months ended September 30, 2022 and 2021, respectively. The Company was in compliance with its loan financial covenants as of September 30, 2022 and December 31, 2021, respectively.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	September 30, 2022	December 31, 2021
Employee payables	143,126	946,678
Other tax payables	1,222,877	31,779
Borrowing from third party	256,359	219,970
Total	$1,622,362	$1,198,427

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	September 30, 2022	December 31, 2021
Subsidy	1,828,340	2,212,938
Total	$1,828,340	$2,212,938

The subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of September 30, 2022, grant income decreased by $0.38 million as compared to December 31, 2021. The change was mainly due to timing of incurring qualifying expenses.

NOTE 15 – LEASES

The Company leases its corporate offices and assembly site under operating leases, with initial terms of 3 years and 5.58 years, respectively. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. Supplemental cash flow information related to leases for the nine months ended September 30, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$191,129
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,835,406

Supplemental balance sheet information related to leases as of September 30, 2022 is as follows:

Operating leases:
Operating lease right-of-use assets	$2,748,910

Current portion of operating lease liabilities	$462,365
Long-term operating lease liabilities	2,293,844
Total operating lease liabilities	$2,756,209

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2022:

For the years ending September 30,	Operating Leases
2023	$589,784
2024	590,353
2025	585,087
2026	602,022
2027	619,551
Thereafter	157,877
Total lease payments	$3,144,674

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LONG TERM PAYABLES

	As of
	September 30, 2022	December 31, 2021
Long-term payables current portion	$-	$197,915
Long-term payables– non-current portion	-	-
Total	$-	$197,915

On January 3, 2019, the Company sold a set of manufacturing equipment to third parties for aggregate proceeds of $3.08 million (RMB21.25 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 3 years.

On April 26, 2019, the Company sold various equipment including a general assembly line and the differential assembly line to third parties for aggregate proceeds of $2.12 million (RMB14.66 million) and the Company entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

On May 27, 2020, the Company sold various equipment including a general assembly line and the differential assembly line to third parties for aggregate proceeds of $1.42 million (RMB10.00 million). The Company also entered into lease agreements under which the Company agreed to lease back each of the properties for an initial term of 2 years.

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

NOTE 17 – STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of September 30, 2022 and December 31, 2021, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 12,579,530 and 11,329,530 ordinary shares issued and outstanding.

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

Pursuant to the Share Exchange Agreement dated as of July 12, 2019 by and among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the purchaser representative, and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Share Exchange Agreement”), Greenland acquired from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to be issued to Cenntro Holding Limited (the “Exchange Shares”). As a result, Cenntro Holding Limited became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes. The recapitalization of the number of ordinary shares attributable to the purchase of Zhongchai Holding in connection with the Business Combination is reflected retroactively to December 31, 2017 and will be utilized for calculating earnings per share in all prior periods presented. The impact of the stock exchange is also shown on the Company’s Statements of Shareholders’ Equity.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – STOCKHOLDER’S EQUITY (CONTINUED)

On October 24, 2020, the Company’s board of directors held a meeting and executed resolutions to approve the issuance of 120,000 ordinary shares to Raymond Wang, the Company’s chief executive officer, to offset unpaid salary to him in the amount of $120,833.33 and the issuance of 135,000 ordinary shares to Jing Jin, the Company’s chief financial officer, to offset unpaid salary to him in the amount of $60,000 and his personal loan to the Company in the amount of $75,000. On November 10, 2020, the Company issued 135,000 ordinary shares to Jing Jin. On December 30, 2020 and February 8, 2021, the Company issued 69,000 and 51,000 ordinary shares to Raymond Wang, respectively. In February 2021, the Company issued 48,344 ordinary shares from the exercise of warrants by certain warrantholders. On March 4, 2021, the Company issued 132,000 ordinary shares to Chardan from the exercise of Chardan’s unit purchase option to purchase 120,000 units. On April 19, 2021, the Company issued 2,500 ordinary shares to each of Peter Zuguang Wang, Charles Athle Nelson, Everett Xiaolin Wang, Ming Zhao and Bo Shen. On April 20, 2021, the Company issued 2,700 ordinary shares to Xiaqing Yang. On June 30, 2021, the Company closed a firm commitment offering of 857,844 ordinary shares at $8.16 per share with gross proceeds of $7,000,007 under its effective shelf registration statement. On July 27, 2022, the Company closed a firm commitment offering of 1,250,000 ordinary shares at $4.17 per share with gross proceeds of $5,212,500 under its effective shelf registration statement.

Rights — Each holder of a right was entitled to receive one-tenth (1/10) of one ordinary share upon consummation of the Business Combination.

As of September 30, 2022, all of the foregoing existing rights had been converted into 468,200 ordinary shares as a result of the Business Combination.

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

As of September 30, 2022, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of September 30, 2022, an option exercisable by Chardan for 120,000 units is outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to the Greenland Corporation and subsidiaries	$1,277,964	$1,028,348	$4,552,280	$5,937,669
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	12,222,387	11,329,530	11,628,243	10,715,132
Diluted effect of stock options and warrants	—	—	—	—
Weighted average shares used in diluted computation	12,222,387	11,329,530	11,628,243	10,715,132
Basic and diluted net income per share	$0.10	$0.09	0.39	0.55

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and nine months ended September 30, 2022 and 2021 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Domestic Sales	$21,715,711	$22,902,711	$71,187,124	$75,510,611
International Sales	71,151	182,082	509,200	389,383
Total	$21,786,862	$23,084,793	$71,696,324	$75,899,994

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the nine months ended September 30, 2022 was 15.85%. The effective tax rate for the nine months ended September 30, 2022 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the nine months ended September 30, 2021 was 21.22%. The effective tax rate for the three months ended September 30, 2021 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of September 30, 2022 and December 31, 2021, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

(1) Pledged collateral for bank loans

On December 23, 2020, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (“ABC Xinchang”), pledging its land use rights and property ownership as security to ABC Xinchang, for a loan facility with a maximum principal amount of RMB69.77 million during the period from December 17, 2020 to December 16, 2023. As of September 30, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB18.00 million and RMB18.83 million, respectively.

On December 16, 2019, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its five patent rights as security, for a loan facility with a maximum principal amount of RMB23.40 million during the period from December 16, 2019 to December 15, 2022. As of September 30, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB7.00 million and RMB7.00 million, respectively.

On September 21, 2020, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of RMB37.95 million during the period from September 21, 2020 to September 20, 2026. As of September 30, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB17.00 million and RMB25.00 million, respectively.

On June 27, 2022, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Bank of Communications Co. LTD., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of RMB60.01 million during the period from June 27, 2022 to June 26, 2027. As of September 30, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB10.00 million and RMB0.00 million, respectively.

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

Facility Leases

The Company entered into a failed sale-leaseback transaction in August 2020. See further discussion in NOTE 16 –LONG TERM PAYABLES. The Company has leased premises for its offices under non-cancellable operating leases since May 2021 and its assembly site under non-cancellable operating leases since June 2022. See further discussion in NOTE 15 – LEASES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of September 30, 2022:

Years ending September 30,	Amount
2023	589,784
2024	590,353
2025	585,087
2026	602,022
2027	619,551
Thereafter	157,877
Total	$3,144,674

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of Balances with Related Parties:

	As of
	September 30, 2022	December 31, 2021
Due to related parties:
Sinomachinery Holding Limited[1]	$-	$-
Zhejiang Kangchen Biotechnology Co., Ltd[2]	-	-
Zhejiang Zhonggong Machinery Co., Ltd.[3]	62,600	409,807
Zhejiang Zhonggong Agricultural Equipment Co., Ltd.[4]	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.[5]	-	2,903
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[6]	-	94,442
Cenntro Holding Limited⁷	1,341,627	1,341,627
Peter Zuguang Wang⁷	-	-
Cenntro Automotive Corporation[7]	-	11,462
Xinchang County Jiuxin Investment Management Partnership (LP)[7]	-	1,569,218
Hangzhou Jiuru Economic Information Consulting Co. Ltd[7]	190,000	190,000
Total	$1,594,227	$3,619,459

The balance of due to related parties as of September 30, 2022 and December 31, 2021 consisted of:

1	Advance from Sinomachinery Holding Limited for certain purchase order;

2	Temporary borrowings from Zhejiang Kangchen Biotechnology Co., Ltd.;

3	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

4	Unpaid balances for purchasing of materials from Zhejiang Zhonggong Agricultural Equipment Co., Ltd.;

5	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.;

6	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

7	Borrowings from related parties.

	As of
	September 30,	December 31,
	2022	2021
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	114,942	219,691
Cenntro Smart Manufacturing Tech. Co., Ltd.	210	-
Cenntro Holding Limited	$35,347,156	$39,459,874
Total	$35,462,308	$39,679,565

The balance of due from related parties as of September 30, 2022 and December 31, 2021 consisted primarily of other receivables from Cenntro Holding Limited in the amount of $35.35 million and $39.46 million as of September 30, 2022 and December 31, 2021, respectively.

The Company expects that the amount due from its principal equity holder, Cenntro Holding Limited, will be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the nine months ended September 30, 2022 and 2021 are listed below:

Withdraw funds from related parties:	For the nine months ended September 30,
	2022	2021
Zhejiang Zhonggong Machinery Co., Ltd.	-	77,362
Cenntro Smart Manufacturing Tech. Co., Ltd.	-	29,553
Peter Zuguang Wang	-	25,000
Cenntro Holding Limited	-	251,973
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	210,942	34,968
Total	210,942	418,856

Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	401,728	139,252
Xinchang County Jiuxin Investment Management Partnership (LP)	1,506,728	773,623
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	458,913
Cenntro Smart Manufacturing Tech. Co., Ltd.	-	36,515
Zhejiang Kangchen Biotechnology Co., Ltd	-	64,505
Cenntro Holding Limited		250,000
Peter Zuguang Wang	-	25,000
Total	1,908,456	1,747,808

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is November 14, 2022. All subsequent events requiring recognition as of September 30, 2022 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this quarterly report on Form 10-Q, and should be read in conjunction with such financial statements and related notes included in this quarterly report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this quarterly report on Form 10-Q.

Overview

Greenland Technologies Holding Corporation (the “Company”, “we”, “our” or “us”) was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability and a blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Following the Business Combination (as described below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

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

On October 24, 2019, we consummated our business combination (the “Business Combination”) with Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”), following a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and entered into the Share Exchange Agreement (as defined below) that allowed Greenland to acquire from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to Cenntro Holding Limited. As a result, Cenntro Holding Limited became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

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

On January 14, 2020, HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. prior to May 2022, was incorporated under the laws of the State of Delaware. HEVI is a 100% owned subsidiary of Greenland. HEVI focuses on the production and sale of electric industrial vehicles for the North American market.

Greenland serves as the parent company to Zhongchai Holding. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries and electric industrial vehicles.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $75.90 million for the nine months ended September 30, 2021 to $71.70 million for the nine months ended September 30, 2022. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume resulting from COVID-19 related lockdowns in China for the nine months ended September 30, 2022. Based on the revenues for the nine months ended September 30, 2022 and 2021, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the nine months ended September 30, 2022 and 2021, Greenland sold an aggregate of 102,144 and 110,082 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, and GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the United States (“U.S.”) market. In July 2022, Greenland launched its new GEL-5000 all-electric 5.0 ton rated load lithium wheeled front loader. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line. The Company plans to establish an experience center within the Mid-Atlantic region in 2023 to promote local sales and marketing.

As of September 30, 2022, Cenntro Holding Limited owned 53.52% of our outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, we are a “controlled company” as defined under the Nasdaq Stock Market Rules because Mr. Peter Zuguang Wang beneficially owns more than 50% of our voting power. As a “controlled company,” we are permitted to elect not to comply with certain corporate governance requirements. If we rely on these exemptions, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, in the fiscal year ended December 31, 2021, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 pandemic had limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. For the nine months ended September 30, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future, due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

The extent to which the COVID-19 pandemic may continue to affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Results of Operations

For the three months ended September 30, 2022 and 2021

Overview

	For the three months ended September 30
	2022	2021	Change	Variance

Revenues	$21,786,862	$23,084,793	$(1,297,931)	(5.6)%
Cost of Goods Sold	16,974,566	17,987,363	(1,012,797)	(5.6)%
Gross Profit	4,812,296	5,097,430	(285,134)	(5.6)%
Selling expenses	521,865	522,770	(905)	(0.2)%
General and administrative expenses	1,192,210	1,150,769	41,441	3.6%
Research and development expenses	1,023,443	1,372,215	(348,772)	(25.4)%
Total Operating Expenses	2,737,518	3,045,754	(308,236)	(10.1)%
Income from operations	2,074,778	2,051,676	23,102	1.1%
Interest income	12,790	4,737	8,053	170.0%
Interest expenses	(125,981)	(106,506)	(19,475)	18.3%
Loss on disposal of property and equipment	(301)	-	(301)	(100.0)%
Other income	655,838	231,466	424,372	183.3%
Income before income tax	2,617,124	2,181,373	435,751	20.0%
Income tax	518,931	927,844	(408,913)	(44.1)%
Net income	$2,098,193	$1,253,529	$844,664	67.4%

Components of Results of Operations

	For the three months ended September 30
Component of Results of Operations	2022	2021

Revenues	$21,786,862	$23,084,793
Cost of Goods Sold	16,974,566	17,987,363
Gross Profit	4,812,296	5,097,430
Operating Expenses	2,737,518	3,045,754
Net Income	2,098,193	1,253,529

Revenue

Greenland’s revenue was approximately $21.79 million for the three months ended September 30, 2022, representing a decrease of approximately $1.29 million, or 5.6%, as compared to that of approximately $23.08 million for the three months ended September 30, 2021. The decrease in revenue was primarily a decrease in the Company’s sales volume resulting from COVID-19 related lockdowns in China for the three months ended September 30, 2022.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value (“NRV”) impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $16.97 million for the three months ended September 30, 2022, representing a decrease by approximately $1.02 million, or 5.6%, as compared to that of approximately $17.99 million for the three months ended September 30, 2021. Cost of goods sold decreased due to our decrease in sales volume.

Gross Profit

Greenland’s gross profit was approximately $4.81 million for the three months ended September 30, 2022, representing a decrease by approximately $0.29 million, or 5.6%, as compared to that of approximately $5.10 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, Greenland’s gross margins were approximately 22.1% and 22.1%, respectively. The decrease in gross profit in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to our decrease in sales volume.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses are mainly comprised of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.52 million for the three months ended September 30, 2022, representing a decrease of approximately $0.0 million, or 0.2%, as compared to approximately $0.52 million for the three months ended September 30, 2021. The decrease was mainly due to a decrease in the after-sales service fees.

General and Administrative Expenses

General and administrative expenses are comprised of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.19 million for the three months ended September 30, 2022, representing an increase by approximately $0.04 million, or 3.6%, as compared to that of approximately $1.15 million for the three months ended September 30, 2021. The fundamental reasons for the rise in the general and administrative expenses were the following: (i) increased legal fees and consultancy fees on the Company’s business planning and projects for the three months ended September 30, 2022, as the Company expanded its operations, compared to the three months ended September 30, 2021; and (ii) an increase in staff salary.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.02 million for the three months ended September 30, 2022, representing a decrease by approximately $0.35 million, or 25.4%, as compared to that of approximately $1.37 million for the three months ended September 30, 2021. Such decrease was primarily due to a significant decrease in the Company’s R&D activities during the three months ended September 30, 2022.

Income from Operations

Income from operations for the three months ended September 30, 2022 was approximately $2.07 million, representing an increase of approximately $0.02 million, as compared to that of approximately $2.05 million for the three months ended September 30, 2021.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.01 million for the three months ended September 30, 2022, representing an increase of approximately $0.01 million, or 170.0%, as compared to that of approximately $0.00 million for the three months ended September 30, 2021. The increase in interest income was because more cash was deposited in banks during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Greenland’s interest expenses were approximately $0.13 million for the three months ended September 30, 2022, representing an increase of approximately $0.02 million, or 18.3%, as compared to that of approximately $0.11 million for the three months ended September 30, 2021. The increase was primarily due to an increase of our short-term loans for the three months ended September 30, 2022, compared to those for the three months ended September 30, 2021.

Other Income

Greenland’s other income was approximately $0.66 million for the three months ended September 30, 2022, an increase of approximately $0.43 million, or 183.3%, as compared to approximately $0.23 million for the three months ended September 30, 2021. The increase was primarily due to an increase in grant income for the three months ended September 30, 2022, compared to those for the three months ended September 30, 2021.

Income Taxes

Greenland’s income tax was approximately $0.52 million for the three months ended September 30, 2022, as compared to that of approximately $0.93 million for the three months ended September 30, 2021.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in year 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2022.

Net Income

Our net income was approximately $2.10 million for the three months ended September 30, 2022, representing an increase of approximately $0.85 million, as compared to that of approximately $1.25 million for the three months ended September 30, 2021.

For the nine months ended September 30, 2022 and 2021

Overview

	For the nine months ended September 30
	2022	2021	Change	Variance

Revenues	$71,696,324	$75,899,994	$(4,203,670)	(5.5)%
Cost of Goods Sold	55,676,893	59,993,008	(4,316,115)	(7.2)%
Gross Profit	16,019,431	15,906,986	112,445	0.7%
Selling expenses	1,679,600	1,397,462	282,138	20.2%
General and administrative expenses	3,716,590	2,814,120	902,470	32.1%
Research and development expenses	2,968,572	3,337,056	(368,484)	(11.0)%
Total Operating Expenses	8,364,762	7,548,638	816,124	10.8%
Income from operations	7,654,669	8,358,348	(703,679)	(8.4)%
Interest income	35,239	14,165	21,074	148.8%
Interest expenses	(322,641)	(508,359)	185,718	(36.5)%
Loss on disposal of property and equipment	(695)	(959)	264	(27.5)%
Other income	1,418,580	830,515	588,065	70.8%
Income before income tax	8,785,152	8,693,710	91,442	1.1%
Income tax	1,392,735	1,844,619	(451,884)	(24.5)%
Net income	$7,392,417	$6,849,091	$543,326	7.9%

Components of Results of Operations

	For the nine months ended September 30
Component of Results of Operations	2022	2021

Revenues	$71,696,324	$75,899,994
Cost of Goods Sold	55,676,893	59,993,008
Gross Profit	16,019,431	15,906,986
Operating Expenses	8,364,762	7,548,638
Net Income	7,392,417	6,849,091

Revenue

Greenland’s revenue was approximately $71.70 million for the nine months ended September 30, 2022, representing a decrease of approximately $4.20 million, or 5.5%, as compared to approximately $75.90 million for the nine months ended September 30, 2021. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume resulting from COVID-19 related lockdowns in China for the nine months ended September 30, 2022. On an RMB basis, revenue for the nine months ended September 30, 2022 decreased by approximately 3.0%, as compared to the nine months ended September 30, 2021.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the NRV impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $55.68 million for the nine months ended September 30, 2022, representing a decrease by approximately $4.32 million, or 7.2%, as compared to approximately $60.00 million for the nine months ended September 30, 2021. Cost of goods sold decreased due to our decrease in sales volume.

Gross Profit

Greenland’s gross profit was approximately $16.02 million for the nine months ended September 30, 2022, representing an increase by approximately $0.11 million, or 0.7%, as compared to approximately $15.91 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, Greenland’s gross margins were approximately 22.3% and 21.0%, respectively. The increase in gross margin in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Selling Expenses

Selling expenses mainly comprise of operating expenses (such as sales staff payroll), traveling expenses, and transportation expenses. Our selling expenses were approximately $1.68 million for the nine months ended September 30, 2022, representing an increase of approximately $0.28 million, or 20.2%, as compared to approximately $1.40 million for the nine months ended September 30, 2021. The increase was mainly due to an increase in the after-sales service fees and advertising and marketing fees.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $3.72 million for the nine months ended September 30, 2022, representing an increase by approximately $0.89 million, or 32.1%, as compared to approximately $2.81 million for the nine months ended September 30, 2021. The fundamental reasons for the rise in the general and administrative expenses were the following: (i) increased legal fees and consultancy fees on the Company’s business planning and projects for the nine months ended September 30, 2022 as the Company expanded its operations, compared to the nine months ended September 30, 2021; and (ii) an increase in staff salary.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $2.97 million for the nine months ended September 30, 2022, representing a decrease by approximately $0.37 million, or 11.0%, as compared to approximately $3.34 million for the nine months ended September 30, 2021. Such decrease was primarily attributable to a decrease in the Company’s R&D activities during the nine months ended September 30, 2022.

Income from Operations

Income from operations for the nine months ended September 30, 2022 was approximately $7.65 million, representing a decrease of approximately $0.71 million, as compared to approximately $8.36 million for the nine months ended September 30, 2021. Such decrease was primarily due to our decrease in sales volume.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.04 million for the nine months ended September 30, 2022, representing an increase of approximately $0.03 million, or 148.8%, as compared to approximately $0.01 million for the nine months ended September 30, 2021. The increase in interest income was primarily due to the reason that more cash was deposited in banks during the nine months ended September 30, 2022.

Greenland’s interest expenses were approximately $0.32 million for the nine months ended September 30, 2022, representing a decrease of approximately $0.19 million, or 36.5%, as compared to approximately $0.51 million for the nine months ended September 30, 2021. The decrease was primarily due to a reduction of our short-term loans for the nine months ended September 30, 2022, compared to those for the nine months ended September 30, 2021.

Other Income

Greenland’s other income was approximately $1.42 million for the nine months ended September 30, 2022, representing an increase of approximately $0.59 million, or 70.8%, as compared to approximately $0.83 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in grant income and an increase in industry research services offered by Zhongchai Holding for the nine months ended September 30, 2022, compared to those for the nine months ended September 30, 2021.

Income Taxes

Greenland’s income tax was approximately $1.39 million for the nine months ended September 30, 2022, as compared to approximately $1.84 million for the nine months ended September 30, 2021. Our income tax expense decreased due to a decrease in overall profit during the nine months ended September 30, 2022.

Net Income

Our net income was approximately $7.39 million for the nine months ended September 30, 2022, representing an increase of approximately $0.54 million, as compared to approximately $6.85 million for the nine months ended September 30, 2021.

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

For the nine months ended September 30, 2022, our PRC subsidiary, Zhejiang Zhongchai, has paid off approximately $9.92 million in bank loans, approximately $1.91 million in related parties loans, and maintained $15.03 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

The government subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.83 million and $2.21 million as of September 30, 2022 and December 31, 2021, respectively.

The Company currently plans to fund its operations mainly through cash flow from its operations, renewal of bank borrowings, additional equity financing, and continuation of financial support from its shareholders and affiliates controlled by the Company’s principal shareholders, if necessary. The Company might implement a stricter policy on sales to less creditworthy customers and plans to continue to improve its collection efforts on accounts with outstanding balances. The Company is actively working with customers and suppliers and expects to fully collect the remaining balances.

We believe that the Company has sufficient cash, even with uncertainty in the Company’s manufacturing and sale of electric industrial vehicles in the future and decline on sale of transmission products. However, with our capital contribution from existing funding sources, we believe that we have sufficient cash to allow us to operate for the next 12 months. We remain confident and are expected to generate positive cash flow from our operations.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of September 30, 2022, Greenland had approximately $11.31 million of cash and cash equivalents, representing an increase of approximately $0.25 million, or 2.21%, as compared to that of approximately $11.06 million as of December 31, 2021. The increase of cash was mainly attributable to proceeds from equity and debt financing, as compared to that as of December 31, 2021.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of September 30, 2022, Greenland had approximately $3.72 million of restricted cash, representing a decrease of approximately $3.02 million, or 44.78%, as compared to that of approximately $6.74 million as of December 31, 2021. The decrease of restricted cash was due to the decrease of mortgaged assets.

Accounts Receivable

As of September 30, 2022, Greenland had approximately $18.34 million of accounts receivables, representing an increase of approximately $2.43 million, or 15.26%, as compared to approximately $15.92 million as of December 31, 2021. The increase in accounts receivable was due to our slowed-down effort in receivables collection due to the COVID-19 pandemic.

Greenland recorded approximately $0.77 million of provision for doubtful accounts as of September 30, 2022. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $35.46 million and $39.68 million as of September 30, 2022 and December 31, 2021, respectively. The balance of due from related parties as of September 30, 2022 and December 31, 2021 consisted primarily of other receivables from Cenntro Holding Limited in the amount of $35.35 million and $39.46 million as of September 30, 2022 and December 31, 2021, respectively. We expect the amount due from our controlling shareholder, Cenntro Holding Limited, to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of repayment deadline from April 27, 2022.

However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, if at all. Such failure to pay back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

Notes Receivable

As of September 30, 2022, Greenland had approximately $31.61 million of notes receivables, which will be collected by us within six months. The decrease of our notes receivables was approximately $5.94 million, or 15.83%, from that of approximately $37.55 million as of December 31, 2021.

Working Capital

Our working capital was approximately $65.08 million as of September 30, 2022, as compared to that of $53.84 million as of December 31, 2021, representing an increase of $11.24 million during the nine months ended September 30, 2022.

Cash Flow

	For the Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(6,121,235)	$(5,864,423)
Net cash provided by (used in) investing activities	$356,085	$(685,761)
Net cash provided by financing activities	$3,961,098	$12,669,108
Net increase in cash and cash equivalents and restricted cash	$(1,804,052)	$6,118,924
Effect of exchange rate changes on cash and cash equivalents	$(969,309)	$134,379
Cash and cash equivalents and restricted cash at beginning of year	$17,800,892	$9,403,053
Cash and cash equivalents and restricted cash at end of year	$15,027,531	$15,656,356

Operating Activities

Greenland’s net cash used in operating activities were approximately $(6.12) million and $(5.86) million for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, the main sources of cash inflow from operating activities were net income, change in notes receivable, and depreciation and amortization, with each amounted to approximately $7.39 million, $2.18 million and $1.85 million, respectively. The main causes of cash outflow were changes in other current and noncurrent assets and accounts receivables, representing decreases of approximately $11.40 million and $4.39 million, respectively.

For the nine months ended September 30, 2021, the main sources of cash inflow from operating activities were net income, change in accounts payable, and depreciation and amortization, with each amounted to approximately $6.85 million, $5.98 million and $1.87 million, respectively. The main causes of cash outflow were changes in notes receivable and accounts receivables, representing increases of approximately $5.81 million and $8.72 million, respectively.

Investing Activities

Net cash provided by investing activities resulted in cash inflow of approximately $0.36 million for the nine months ended September 30, 2022. Cash provided by investing activities for the nine months ended September 30, 2022 was mainly due to $0.72 million in proceeds from government grants for construction, offset by approximately $0.36 million used for purchases of long-term assets.

Net cash used in investing activities resulted a cash outflow of approximately $0.69 million for the nine months ended September 30, 2021. Cash used in investing activities for the nine months ended September 30, 2021 was mainly due to $0.85 million used for purchases of long-term assets, offset by approximately $0.17 million in proceeds from government grants for construction.

Financing Activities

Net cash provided by financing activities resulted a cash inflow of approximately $3.96 million for the nine months ended September 30, 2022, which was mainly attributable to approximately $10.85 million in proceeds from short-term bank loans and approximately $9.20 million in proceeds from equity and debt financing. Such amounts were further offset by repayment of short-term bank loans of approximately $9.92 million and repayment of notes payable of approximately $4.28 million.

Net cash provided by financing activities resulted a cash inflow of approximately $12.67 million for the nine months ended September 30, 2021, which was mainly attributable to approximately $8.21 million in proceeds from equity and debt financing and approximately $16.35 million in proceeds from notes payable. Such amounts were further offset by repayment of short-term bank loans of approximately $18.65 million, and repayment of loans from related parties of approximately $1.75 million.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 2 to our consolidated financial statements included under “Item 1 - Financial Statements” for a summary of our significant accounting policies. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

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

Income Taxes

The Company accounts for income taxes following the liability method pursuant to Financial Accounting Standards Board (“FASB”) ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2022, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Emerging Growth Company

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to continue to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies. We also intend to continue to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of September 30, 2022:

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

Risks Related to our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 20 through 25.

●	Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital;

●	We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow;

●	Our subsidiaries face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill;

●	Our subsidiaries face intense competition, and if our subsidiaries are unable to compete effectively, we may not be able to maintain profitability;

●	Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues;

●	As our subsidiaries expand their operations, they may need to establish a more diverse supplier network for raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition;

●	To remain competitive, our subsidiaries have introduced new lines of business, including the production and sale of electric industrial vehicles. If these efforts are not successful, our results of operations may be materially and adversely affected;

●	New lines of business, including the production and sale of electric industrial vehicles, may subject us and our subsidiaries to additional risks;

●	Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if our subsidiaries are unable to pass price increases on to their customers; and

●	We are subject to various risks and uncertainties that may affect our subsidiaries’ ability to procure raw materials.

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 26 through 35.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

●	Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer our securities, result in a material adverse change to our subsidiaries’ business operations, and damage our reputation, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries”;

●	The Chinese government may intervene or influence our subsidiaries’ operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease”;

●	The approval of the China Securities Regulatory Commission (“CSRC”) or other PRC governmental authorities may be required, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities, and, if required, we cannot predict whether or how soon we and/or our PRC subsidiaries will be able to obtain such approval or comply with such requirements. Any failure to obtain, or delay in obtaining, any requisite PRC governmental approval or complying with any other applicable PRC requirements for an offering, or a rescission of such approval, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if we and/or our PRC subsidiaries do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we and/or our PRC subsidiaries are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—We believe that we and our PRC subsidiaries are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the Cyberspace Administration of China, or other PRC governmental authorities under PRC rules, regulations or policies in connection with an offering of our securities outside of the PRC, including on a U.S. exchange. However, in the event that any such approval is required or that there are other requirements we and/or our PRC subsidiaries are obligated to comply with, we cannot predict whether or how soon we and/or our PRC subsidiaries will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—Our PRC subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

●	Our PRC subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq;

●	You may have difficulty enforcing judgments against us;

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders;

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC subsidiaries;

●	We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business;

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China; and

●	Our securities may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act, or HFCA Act, if the Public Company Accounting Oversight Board, or PCAOB, is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 36 through 37.

●	Future sales of our ordinary shares, whether by us or our shareholders, could cause the price of our ordinary shares to decline; and

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our ordinary shares for return on your investment.

Risks Related to our Business and Industry

Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of September 30, 2022, we had approximately $11.31 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

As is customary in China, for competitive reasons, we grant relatively long payment terms to most of our subsidiaries’ customers. The reserves we establish for our receivables may not be adequate based on the current bad debts. We are subject to the risk that we may be unable to collect accounts receivable in a timely manner. If the accounts receivable cannot be collected in time, or at all, a significant amount of bad debt expense will occur, and our business, financial condition and results of operation will likely be materially and adversely affected.

Our subsidiaries face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill.

Most of our subsidiaries’ customers are large manufacturers, who generally place large orders for our products and require prompt delivery. Our subsidiaries’ product sale agreements typically contain short lead-times for the delivery of products and tight production and manufacturer supply schedules that can reduce our profit margins on the products procured from our subsidiaries’ suppliers. Our subsidiaries’ suppliers may lack sufficient capacity at any given time to meet all of the demands from subsidiaries’ customers if orders exceed their production capacity. Our subsidiaries strive for rapid response to customer demands, which can lead to reduced purchasing efficiency, increased procurement costs and low profit margins. If our subsidiaries are unable to meet the customer demands, they may lose customers. Moreover, failure to meet customer demands may damage our reputation and goodwill.

Our subsidiaries face intense competition, and, if our subsidiaries are unable to compete effectively, we may not be able to maintain profitability.

Our subsidiaries compete with many other companies located in the PRC and internationally that manufacture similar products. Many of our subsidiaries’ competitors are larger companies with greater financial resources. Intense competition in a challenging economic environment in the PRC has, in the past, put pressure on our margins and may adversely affect our future financial performance. Moreover, intense competition may result in potential or actual litigation between our subsidiaries and their competitors relating to such activities as competitive sales practices, relationships with key suppliers and customers or other matters.

It is likely that our subsidiaries’ competitors will seek to develop similar competing products in the near future. Some of our subsidiaries’ competitors may have more resources than our subsidiaries do, operate in greater scale, be more capitalized than our subsidiaries are, have access to cheaper raw materials than we do, or offer products at a more competitive price. There can be no assurance that our initial competitive advantage will be retained and that one or more competitors will not develop products that are equal or superior in quality and are better priced than our subsidiaries’ products. If our subsidiaries are unable to compete effectively, our results of operations and financial position may be materially and adversely affected.

Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues.

During the nine months ended September 30, 2021 and 2022, our subsidiaries’ five largest customers contributed 50.78% and 48.10% of our revenues, respectively. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

In addition, this customer concentration may subject our subsidiaries to perceived or actual leverage that our subsidiaries’ customers may have in negotiations, given their relative size and importance to our subsidiaries. If our subsidiaries’ customers seek to negotiate their agreements on terms less favorable to our subsidiaries and our subsidiaries accept such terms, such unfavorable terms may have a material adverse effect on our subsidiaries’ business and our financial condition and results of operations. Accordingly, unless and until our subsidiaries diversify and expand their customer base, our future success will significantly depend upon the timing and volume of business from our subsidiaries’ largest customers and the financial and operational success of these customers.

As our subsidiaries expand their operations, they may need to establish a more diverse supplier network for raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition.

In the event that our subsidiaries need to diversify their supplier network, our subsidiaries may not be able to procure a sufficient supply of raw materials at a competitive price, which could have an adverse effect on our results of operations, financial condition and cash flows. Furthermore, despite our subsidiaries’ efforts to control their supply of raw materials and maintain good relationships with their existing suppliers, our subsidiaries could lose one or more of their existing suppliers at any time. The loss of one or more key suppliers could increase our subsidiaries’ reliance on higher cost or lower quality supplies, which could negative affect our profitability. Any interruptions to, or decline in, the amount or quality of our subsidiaries’ raw materials supply could materially disrupt our production and adversely affect our business, financial condition and financial prospects.

To remain competitive, our subsidiaries have introduced new lines of business, including the production and sale of electric industrial vehicles. If these efforts are not successful, our results of operations may be materially and adversely affected.

Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products mainly included transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In December 2020, through HEVI, we launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, and GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. In July 2022, HEVI launched its new GEL-5000 all-electric 5.0 ton rated load lithium wheeled front loader. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line. The Company plans to establish an experience center within the Mid-Atlantic region in 2023 to promote local sales and marketing.

There are risks in connection with this new line of business. HEVI may experience difficulties in the development and launch of our electric industrial vehicles, and HEVI’s products may not be well-accepted by the market. As we have limited experience in the electric industrial vehicle business, our efforts in developing such business may not succeed and we may not be able to generate sufficient revenue to cover our investment and become profitable. During such process, our results of operations and financial conditions may not be improved in a timely manner, or at all. We cannot assure you that we will successfully transition our business focus and it is possible that we remain in such transition period for an extended period of time. During such period, our revenue may be very limited and we may continue to experience material and adverse effects to our results of operations, financial condition and business prospects.

New lines of business, including the production and sale of electric industrial vehicles, may subject us and our subsidiaries to additional risks.

From time to time, we may implement new lines of business or offer new products within our subsidiaries’ existing lines of business. Currently, we plan to offer additional models of electric industrial vehicles through HEVI. As such, we face significant challenges, uncertainties and risks, including, among others, with respect to our subsidiaries’ ability to:

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

Moreover, there can be no assurance that the introduction and development of new lines of business or new products and services would not encounter significant difficulties or delay or would achieve the profitability as we expect. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our subsidiaries’ business and our results of operations and prospects. For example, HEVI may experience difficulties in developing and launching additional models of electric industrial vehicles, or may not be able to develop them at reasonable costs. Due to HEVI’s limited experience with electric industrial vehicles, HEVI also face challenges and uncertainties relating to the possibility of success of this new business.

As our subsidiaries enter into new business sectors, our subsidiaries are also subject to competition from such industries. There can be no assurance that our subsidiaries will be able to compete effectively with respect to their new businesses. If our subsidiaries fail to establish their strengths or maintain their competitiveness in those industries, our business prospects, results of operations and financial condition may be materially and adversely affected.

Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if our subsidiaries are unable to pass price increases on to their customers.

Our subsidiaries’ principal raw materials are processed metal parts and components which are made of carburizing steel. The steel industry as a whole is cyclical and, at times, pricing and availability of steel can be volatile due to numerous factors beyond our subsidiaries’ control, including general domestic and international economic conditions, labor costs, sales levels, competition, levels of inventory, consolidation of steel producers, higher raw material costs for steel producers, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials.

Our subsidiaries’ suppliers, like many other processed metal parts and components manufacturers, maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of customers. Accordingly, our subsidiaries’ suppliers purchase steel in an effort to maintain their inventory at levels that they believe to be appropriate to satisfy the anticipated needs of customers based upon historic buying practices, supply agreements with customers and market conditions. When steel prices increase, competitive conditions will influence how much of the price increase suppliers would pass on to our subsidiaries and how much our subsidiaries can pass on to their customers. To the extent our subsidiaries are unable to pass on future price increases in raw materials to their customers, the revenues and profitability of our business could be adversely affected.

We are subject to various risks and uncertainties that might affect our subsidiaries’ ability to procure raw materials.

Our performance depends upon our subsidiaries’ ability to procure low cost, high quality raw materials on a timely basis from their suppliers. Our subsidiaries’ suppliers are subject to certain risks, including the availability of raw materials, labor disputes, inclement weather, natural disasters, and general economic and political conditions, which might limit the ability of our subsidiaries’ suppliers to provide low cost, high quality merchandise on a timely basis. Furthermore, for these or other reasons, one or more of our suppliers might not adhere to our subsidiaries’ quality control standards, and our subsidiaries might not identify the deficiency. Any failure by our subsidiaries’ suppliers to supply quality materials at a reasonable cost on a timely basis could reduce our net sales or profits, damage our reputation and have an adverse effect on our financial condition.

Our subsidiaries may lose our competitive advantage, and their operations may suffer, if they fail to prevent the loss or misappropriation of, or disputes over, their intellectual property.

Our subsidiaries rely on a combination of patents, trademarks, trade secrets and confidentiality agreements to protect their intellectual property rights. While our subsidiaries are not currently aware of any infringement on their intellectual property rights, our subsidiaries’ ability to compete successfully and to achieve future revenue growth will depend, in significant part, on their ability to protect their proprietary technology. Despite many laws and regulations promulgated, as well as other efforts made, by China over the past several years in an attempt to protect intellectual property rights, intellectual property rights are not as certain in China as they would be in many Western countries, including the United States. Furthermore, enforcement of such laws and regulations in China has not been fully developed. Neither the administrative agencies nor the court systems in China are as equipped as their counterparts in developed countries to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

Our subsidiaries’ transmission technology is protected through a combination of patents, trade secrets, confidentiality agreements and other methods. However, our subsidiaries’ competitors may independently develop similar proprietary methodologies or duplicate our products, or develop alternatives, which could have a material adverse effect on our subsidiaries’ business and our results of operations and financial condition. The misappropriation or duplication of our subsidiaries’ intellectual property could disrupt their ongoing business, distract our management and employees, reduce our revenues and increase our expenses. Our subsidiaries may need to litigate to enforce their intellectual property rights. Any such litigation could be time consuming and costly and the outcome of any such litigation cannot be guaranteed.

Our PRC subsidiaries have limited insurance coverage for their operations in China and may incur losses resulting from product liability claims, business interruption or natural disasters.

HEVI, our subsidiary in the U.S., maintains commercial general liability insurance for its business operations. However, our PRC subsidiaries have limited insurance coverage for their operations in China, and our PRC subsidiaries are therefore exposed to risks associated with product liability claims against our PRC subsidiaries or otherwise against their operations in the PRC in the event that the use of our PRC subsidiaries’ products results in property damage or personal injury. Since our subsidiaries’ transmission products are ultimately incorporated into forklifts, it is possible that users of forklifts or people installing these products could be injured or killed, whether as a result of defects, improper installation or other causes. We are unable to predict whether product liability claims will be brought against our PRC subsidiaries in the future or to predict the impact of any resulting adverse publicity on our PRC subsidiaries’ business. The successful assertion of product liability claims against our PRC subsidiaries could result in potentially significant monetary damages and require us to make significant payments. Our subsidiaries do not carry product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. In addition, our subsidiaries do not currently, and may not in the future, maintain business interruption insurance coverage. As such, our subsidiaries may suffer losses that result from interruptions in their operations as a result of inability to operate or failures of equipment and infrastructure at our subsidiaries’ facilities. Our subsidiaries also do not currently maintain catastrophe insurance. As such, any natural disaster or man-made disaster could result in substantial losses and diversion of our subsidiaries’ resources to address the effects of such an occurrence, which could materially and adversely affect our subsidiaries’ business and our financial condition and results of operations.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

Our PRC subsidiaries are required under PRC laws to participate in various government sponsored employee benefit plans, including social security insurance, housing funds and other welfare-oriented payments, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of their employees up to a maximum amount specified by the local government from time to time at locations where our PRC subsidiaries operate their businesses. Our PRC subsidiaries have not made adequate employee benefit payments to the social security insurance and the housing fund. As a result, they may be required to make up the contributions for these plans within a stipulated period of time. In addition, our PRC subsidiaries may be required to pay late fees equal to 0.05% of the shortage of the contributions to the social security fund for each day our PRC subsidiaries fail to make up the contributions and may be imposed fines up to three times of such shortage if our PRC subsidiaries fail to make up the difference within the time frame prescribed by relevant government authorities. The maximum amount of such penalties that we anticipate could be imposed on our PRC subsidiaries with respect such employee benefits payments is approximately US$200,000. If our PRC subsidiaries are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected. As of the date of this report, our PRC subsidiaries have not been ordered to pay outstanding contributions or related penalties.

If labor costs in the PRC increase substantially, our PRC subsidiaries’ business and our costs of operations may be adversely affected.

In recent years, the Chinese economy has experienced inflation and labor cost increases. Average wages are projected to continue to increase. Further, under PRC law an employer is required to pay various statutory employee benefits, including pensions, housing funds, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of its employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase based on the past trends. If we are unable to control our labor costs or pass such increased labor costs on to our subsidiaries’ customers, our financial condition and results of operations may be adversely affected.

We are subject to risks related to a substantial balance due from a related party.

As of September 30, 2022, we were owed $35.35 million from Cenntro Holding Limited, our controlling shareholder, and such amount is recorded as “due from related parties” on our balance sheet. We expect the amount due from Cenntro Holding Limited to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022. However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, or at all. Such failure to be paid back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, in the fiscal year ended December 31, 2021, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 pandemic had a limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. For the nine months ended September 30, 2022, we experienced rising raw material costs, and we expect raw material costs to continue increasing in the foreseeable future due to the COVID-19 pandemic. Additionally, local outbreaks of COVID-19 infections continued to emerge in additional regions in China since 2022, and it is difficult to predict how these local outbreaks and relevant remedial measures and lockdown policies may affect our business operations for the rest of 2022.

However, the potential downturn brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, and any associated negative impact on us will depend on many factors beyond our control. The extent to which the COVID-19 pandemic impacts our long-term results remains uncertain, and we are closely monitoring its impact on us. Our subsidiaries’ business and our results of operations, financial conditions and prospects could be adversely affected directly, as well as indirectly to the extent that the ongoing COVID-19 pandemic harms the Chinese and global economy in general.

Competition for our and our subsidiaries’ employees is intense, and we and our subsidiaries may not be able to attract and retain the highly skilled employees needed to support our subsidiaries’ business.

As we continue to experience growth, our future success depends on our and our subsidiaries’ ability to attract, develop, motivate and retain highly qualified and skilled employees, including engineers, financial personnel and marketing professionals. Competition for highly skilled engineering, sales, technical and financial personnel is extremely intense. We and our subsidiaries may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we and our subsidiaries compete for experienced employees have greater resources than we and our subsidiaries have and may be able to offer more attractive terms of employment.

In addition, we and our subsidiaries invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we and our subsidiaries fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our products could decrease, resulting in a material adverse effect on our business.

Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted.

Our business operations depend on the continuing services of our senior management. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. If one or more of our key executives were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, our future growth may be constrained, business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into a non-competition agreement with Mr. Peter Zuguang Wang, our controlling shareholder and chairman of the board of directors, there is no assurance that Mr. Wang will not join our competitors or form a competing business. If any dispute arises between us and Mr. Wang, we may incur substantial costs and expenses in order to enforce the non-competition agreement in China, and we may be unable to enforce it at all.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing invasion of Ukraine by Russia.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and Russia’s launch of a full-scale military invasion of Ukraine in February 2022. Although the length and impact of the ongoing military conflict is highly unpredictable, the war in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit, and capital markets. In addition, as a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally. For example, the conflict could adversely affect supply chains and impact our ability to control raw material costs. A protracted conflict between Ukraine and Russia, any escalation of that conflict, and the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our ordinary shares to decline.

High inflation rates may adversely affect us by increasing costs beyond what we can recover through price increases and limit our ability to enter into future traditional debt financing.

Inflation can adversely affect us by increasing costs of critical materials, equipment, labor, and other services. In addition, inflation is often accompanied by higher interest rates. Continued inflationary pressures could impact our profitability. Inflation may also affect our ability to enter into future traditional debt financing, as high inflation may result in an increase in cost.

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

While the PRC economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our subsidiaries’ products and adversely affect our subsidiaries’ competitive position. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us and our subsidiaries. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the PRC government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries.

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

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our and/or our PRC subsidiaries’ judgment on the relevance of legal requirements and our/our PRC subsidiaries’ ability to enforce our/their contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us and our PRC subsidiaries.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we and/or our PRC subsidiaries may not be aware of our/their violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

In addition, we and our PRC subsidiaries are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including, but not limited to, limitations on foreign ownership in the industry our PRC subsidiaries operate. We and our PRC subsidiaries are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our operations, and the value of our ordinary shares may depreciate significantly or become worthless.

The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, the business operations of our PRC subsidiaries may be materially and adversely affected and the value of our ordinary shares may significantly decrease.

The PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including steel sector where our PRC subsidiaries have been doing their business. Any government decisions or actions to change the way steel production is regulated, or any decisions the government might make to cut spending, could adversely impact our PRC subsidiaries’ business and our results of operations. In addition, the ability of our PRC subsidiaries to operate in China may be harmed by changes in PRC laws and regulations, including those relating to taxation, environmental conditions, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

We believe that our PRC subsidiaries’ operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which our PRC subsidiaries operate may impose new, stricter regulations or interpretations of existing regulations with little advance notice that would require additional expenditures and efforts on their part to ensure our subsidiaries’ compliance with such regulations or interpretations.

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

Furthermore, the PRC government authorities may strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence the operations of our PRC subsidiaries at any time, which may be beyond our control. Therefore, any such action may adversely affect the operations of our PRC subsidiaries and substantially limit or hinder our ability to offer or continue to offer securities to you and significantly reduce the value of such securities or cause the value of such securities to be completely worthless.

We believe that we and our PRC subsidiaries are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the Cyberspace Administration of China, or other PRC governmental authorities under PRC rules, regulations or policies in connection with an offering of our securities outside of the PRC, including on a U.S. exchange. However, in the event that any such approval is required or that there are other requirements we and/or our PRC subsidiaries are obligated to comply with, we cannot predict whether or how soon we and/or our PRC subsidiaries will be able to obtain such approvals and/or comply with such requirements.

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

In addition, the PRC government authorities may strengthen future oversight over offerings that are conducted overseas. For instance, on July 6, 2021, the relevant PRC governmental authorities promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the PRC government’s supervision over overseas listings by PRC companies. Pursuant to the Opinions, effective measures, such as promoting the construction of relevant regulatory systems, are to be taken to deal with the risks of China-based overseas-listed companies, cybersecurity and data privacy protection requirements and similar matters. The Cybersecurity Review Measures (Decree No. 8 of the Cybersecurity Administration of the PRC), or the revised Cybersecurity Review Measures, enacted on December 28, 2021 and came into effect on February 15, 2022, also require online platform operators holding over one million users’ personal information to apply for a cybersecurity review before any public offering on a foreign stock exchange. These statements and regulations are recently issued, and there remain substantial uncertainties about their interpretation and implementation. See also “—Our PRC subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq.”

As of the date of this report, we believe we and our PRC subsidiaries are not required to obtain any permission from PRC authorities (including the CSRC and the Cyberspace Administration of China, or the CAC) to operate our PRC subsidiaries’ business as presently conducted or to issue our securities to investors outside of the PRC. Therefore, as of the date of this report, we and our PRC subsidiaries have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing or offering and, as such, no such permission or approval has been granted or denied. However, if we determine or otherwise find out that we and/or our PRC subsidiaries were required to obtain such permissions or approvals in the future in connection with the listing or continued listing of our securities on a stock exchange outside of China, it is uncertain how long it will take for us and/or our PRC subsidiaries to obtain such approval, and, even if we obtain such approval, the approval could be rescinded. Any failure to obtain or a delay in obtaining the necessary permissions from the PRC authorities to conduct offerings or list our securities outside of China may subject us to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against us and/or our PRC subsidiaries, and other forms of sanctions, and could restrict our PRC subsidiaries’ ability to conduct their business, invest in China through our non-Chinese subsidiaries as foreign investments, accept foreign investments, or continue to be listed on a U.S. or other overseas exchange may be restricted, and our business, reputation, financial condition, and results of operations may be materially and adversely affected.

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

As of the date of this report, the Company does not currently fall under any of the abovementioned circumstances that prohibit its overseas securities offering or listing, and has not been required to comply with any filing procedures. However, it is uncertain when the abovementioned regulations will be formally introduced and whether there will be any changes to their content and as such, the impact of the aforementioned regulations on the Company cannot be determined at this time. However, according to the “Q&A with the relevant person in charge of the CSRC” released on December 24, 2021, the relevant person in charge of the CSRC stated that the CSRC will adhere to the principle of non-retroactivity of the law and ensure the smooth implementation of record management. Enterprises seeking to list their securities overseas and overseas listed enterprises seeking to conduct follow-on offerings and other relevant activities are required to fulfill the filing procedures, and other overseas listed enterprises will be provided with a transition period with respect to their filing requirements. The CSRC will take into full consideration the advantages of conducting follow-on offerings in overseas markets to domestic enterprises, and set up different filing and timing requirements for enterprises seeking to conduct follow-on offerings, so as to reduce the impacts of filing procedures on follow-on offerings of overseas listed enterprises.

Our PRC subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq.

Our PRC subsidiaries’ business involves collecting and retaining certain internal and customer data. Our PRC subsidiaries also maintain information about various aspects of their operations. The integrity and protection of customer and company data is critical to our business. Our subsidiaries’ customers expect that our subsidiaries will adequately protect their personal information. Our PRC subsidiaries are required by applicable laws to keep strictly confidential the personal information that they collect, and to take adequate security measures to safeguard such information.

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

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides the legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the CAC, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection.

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

In December 2021, the CAC and other related authorities promulgated the revised Cybersecurity Review Measures, which came into effect on February 15, 2022. The revised Cybersecurity Review Measures propose the following key changes:

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

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us and/or our PRC subsidiaries, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this report, we and our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and we and our PRC subsidiaries have not received any inquiry, notice, warning, or sanction in such respect.

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

As of the date of this report, we do not expect that the current PRC laws on cybersecurity or data security would have a material adverse impact on our business operations. However, as the scope of the PRC Data Security Law is broad and includes the collection, storage, use, processing, transmission, availability and disclosure of data, among others, and uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we and our PRC subsidiaries will comply with such regulations in all respects and we and/or our PRC subsidiaries may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. Any directly liable person within our Company for violations or alleged violations of the PRC Data Security Law may become subject to fines. We and/or our PRC subsidiaries may also become subject to fines and/or other sanctions that may have material adverse effect on our business, operations and financial condition.

A severe or prolonged downturn in the PRC or global economy could materially and adversely affect our business and our financial condition.

The global macroeconomic environment is facing challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa and over the conflicts involving Ukraine, Syria, Russia, and North Korea. There have also been concerns on the relationship among China and other Asian countries, which may result in, or intensify potential conflicts in relation to, territorial disputes, and the trade disputes between China and other countries. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term.

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

A significant portion of our assets are located, and a substantial amount of our subsidiaries’ operations are conducted, in the PRC. In addition, some of our directors and officers are nationals or residents of the PRC, including our chief financial officer, Mr. Jing Jin, chief scientist, Mr. Lei Chen, and independent director, Mr. Ming Zhao, and a substantial majority of their assets are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts because China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest.

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

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC subsidiaries.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our PRC entities by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our PRC subsidiaries, are subject to PRC regulations. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with State Administration of Foreign Exchange (“SAFE”), or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, are subject to the requirement of making necessary filings in Foreign Investment Comprehensive Management Information System, and registration with other government authorities in China. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

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

On August 8, 2006, six PRC regulatory authorities, including Ministry of Commerce, the State Assets Supervision and Administration Commission, the SAT, the Administration for Industry and Commerce, the CSRC and SAFE, jointly issued the M&A Rules, which became effective on September 8, 2006 and were amended in June 2009. The M&A Rules, governing the approval process by which a PRC company may participate in an acquisition of assets or equity interests by foreign investors, requires the PRC parties to make a series of applications and supplemental applications to the government agencies, depending on the structure of the transaction. In some instances, the application process may require presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Accordingly, due to the M&A Rules, our ability to engage in business combination transactions has become significantly more complicated, time-consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protective of their interests in a transaction.

The M&A Rules allow PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the business or assets in China and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. In addition, the M&A Rules also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulations may impede our ability to negotiate and complete a business combination transaction on legal and/or financial terms that satisfy our investors and protect our shareholders’ economic interests.

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

A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act, all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act that, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two, thus reducing the time before our securities may be prohibited from trading or delisted.

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

On August 26, 2022, the CSRC, the MOF, and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, when the PCAOB reassesses its determinations by the end of 2022, it could determine that it still unable to inspect and investigate completely audit firms based in China and Hong Kong.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a) Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2022 that were not previously disclosed in reports filed with the SEC.

c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month period ended September 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
10.1(4)	2020 Equity Incentive Plan
10.2(5)	2021 Equity Incentive Plan
10.3*	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Bank of Communications, dated June 28, 2022
10.4*	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Zhejiang Xinchang Rural Commercial Bank Co., Ltd., dated August 23, 2022
10.5*	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Zhejiang Xinchang Rural Commercial Bank Co., Ltd., dated August 25, 2022
10.6*	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Agricultural Bank of China, dated August 30, 2022
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2019.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2020.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2021.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: November 14, 2022	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer