Form 10-K
period 2022-12-31
Greenland Technologies Holding Corp.
filed 2023-03-31
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $35.10 million.

As of March 31, 2023, there were 12,978,504 ordinary shares of the registrant outstanding.

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

Greenland serves as the parent company of Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, Shanghai Hengyu Business Management Consulting Co., Ltd., a company formed under the laws of the PRC in 2005 (“Shanghai Hengyu”), and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the People’s Republic of China (the “PRC” or “China”).

HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. prior to May 2022, was incorporated on January 14, 2020 under the laws of the State of Delaware. HEVI is a wholly-owned subsidiary of Greenland and promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $98.84 million in the fiscal year 2021 to $90.83 million in the fiscal year 2022. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume resulting from COVID-19 related lockdowns in China for the year ended December 31, 2022. Based on our revenues in the fiscal years ended December 31, 2022 and 2021, we believe that Greenland is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2022 and 2021, Greenland sold an aggregate of 129,686 and 141,431 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

Utilizing Greenland’s expertise in manufacturing and R&D, HEVI exists to create clean and sustainable products and services in the heavy industrial equipment industry that help organizations pursue a carbon neutral operation. HEVI designs, develops, and manufactures electric heavy industrial equipment and accessories and sells them directly to the end consumers in various markets in the United States. HEVI’s product line available for purchase includes the GEL-5000 all-electric lithium 5.0-ton rated load wheeled front loader, GEL-1800 all-electric lithium 1.8-ton rated load wheeled front loader, the GEX-8000 all-electric lithium 8.0-ton rated load excavator, and the GEF-series of electric lithium forklifts. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local assembly, services and distribution of its product line.

Significant Activities since Inception

Initial Public Offering

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consists of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination, pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, which generated $44,000,000 (before underwriting discounts and offering expenses) in gross proceeds.

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

Business Combination

On October 24, 2019, we consummated our business combination with Zhongchai Holding (the “Business Combination”) after a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt a share exchange agreement (the “Share Exchange Agreement”), dated as of July 12, 2019, among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor, in the capacity as the purchaser representative (the “Purchaser Representative”), and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Zhongchai Equity Holder” or the “Seller”).

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

Incorporation of HEVI Corp.

On January 14, 2020, HEVI Corp., formerly known as Greenland Technologies Corp. prior to May 2022, was incorporated under the laws of the state of Delaware. HEVI is a wholly-owned subsidiary of the Company and promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

June 2021 Public Offering

On June 28, 2021, the Company entered into an underwriting agreement with Aegis Capital Corp., pursuant to which the Company agreed to sell to Aegis Capital Corp. in a firm commitment public offering 857,884 ordinary shares of the Company, for an offering price of $8.16 per share. The Company received $7.0 million in gross proceeds from this offering, before deducting underwriting discounts and other related offering expenses.

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

July 2022 Registered Direct Offering

On July 25, 2022, the Company entered into a securities purchase agreement with an investor, pursuant to which the Company agreed to issue and sell 1,250,000 ordinary shares and 398,974 pre-funded warrants (the “RD pre-funded warrants”), with each RD pre-funded warrant exercisable for one ordinary share of the Company, for an offering price of $4.17 per share and $4.169 per RD pre-funded warrant. The Company received $6.88 million in gross proceeds from that registered direct offering, before deducting placement agent fees and other related offering expenses.

July 2022 Private Placement

On July 25, 2022, the Company entered into another securities purchase agreement with an investor for a private placement offering of 616,026 pre-funded warrants and 4,530,000 common warrants. Each ordinary share and accompanying common warrants were sold together at a combined offering price of $5.089 per unit, with an exercise price per pre-funded warrant of $0.001 per share. The Company received $3.14 million in gross proceeds from that private placement, before deducting placement agent fees and other related offering expenses.

Formation of Hengyu Capital Limited

On August 16, 2022, Hengyu Capital Limited was formed in Hong Kong as a subsidiary of Zhongchai Holding (Hong Kong) Limited, which owns 62.5% equity interests in Hengyu Capital Limited. The remaining 37.5% of the equity interests of Hengyu Capital Limited are owned by the chairman of our board of directors, Mr. Peter Zuguang Wang. Hengyu Capital Limited does not have any business activities at this time and will be engaging in the business of investing.

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

Zhongchai Holding was incorporated in Hong Kong on April 23, 2009. From April 23, 2009 to November 1, 2011, Zhongchai Holding was a subsidiary of Equicap, Inc., a Nevada corporation, with its stock quoted on the OTC Markets until July 29, 2011.

HEVI was incorporated in the state of Delaware on January 14, 2020 as a wholly owned subsidiary of Greenland. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

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

Hangzhou Greenland, formerly known as Hangzhou Greenland Robotic Co., Ltd. prior to November 6, 2020 (“Hangzhou Greenland”), a wholly-owned subsidiary of Zhongchai Holding, was formed in the PRC on August 9, 2019 and engages in the business of research and development of electric engineering vehicles, including electric forklifts, electric loading vehicles, electric digging vehicles, and other products. Hangzhou Greenland is also committed to product supply chain integration and overseas sales.

Shanghai Hengyu, a 62.5% owned subsidiary of Zhongchai Holding, was formed in PRC on September 10, 2005 and holds no assets other than an account receivable owed by Cenntro Holding Limited, the sole member of Zhongchai Holding prior to the closing of the Business Combination. The remaining 37.5% of Shanghai Hengyu’s capital stock is beneficially owned by Peter Zuguang Wang, the chairman of our board of directors.

Hengyu Capital Limited, a 62.5% owned subsidiary of Zhognchai Holding, was formed in Hong Kong on August 16, 2022. Hengyu Capital Limited does not have any business activities at this time and will be engaging in the business of investing. The remaining 37.5% of the capital stock of Hengyu Capital Limited is owned by Peter Zuguang Wang, the chairman of our board of directors.

Products

Greenland provides transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In order to expand and diversify existing product offerings, Greenland recently entered into the electric industry vehicles market, by designing and developing electric industry vehicles.

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

Electric Industrial Heavy Equipment

GEL-5000 Electric Wheel Loader

Offering all-electric clean and sustainable alternatives to traditional heavy-emission systems in the industrial heavy equipment industry, HEVI sells equipment that produce no operating emissions and reduced noise pollution while offering the strength and power for many applications. Assembled in Maryland, HEVI’s first product line includes the GEL-5000 and GEL-1800 electric wheeled front loader, the GEX-8000 electric excavator and the GEF-series of electric lithium forklifts.

GEL-5000

The GEL-5000 is a 39,683 lb lithium powered all-electric wheeled front loader capable of supporting a 5.0-ton rated load. Its 282 kWh 620V lithium battery sourced from Contemporary Amperex Technology Co., Limited (“CATL”) produces the power to support eight hours of operation time and can be charged in as little as two hours.

GEL-1800

The GEL-1800 is a 11,464 lb lithium powered all-electric wheeled front loader capable of supporting a 1.8-ton rated load. Its 141 kWh 620V CATL-sourced lithium battery produces the power to support nine hours of operation time and can be charged in as little as one and a half hours.

GEX-8000

The GEX-8000 is a 18,739 lb lithium powered all-electric excavator capable of supporting a 8.0-ton rated load. Its 141 kWh 620V CATL-sourced lithium battery produces the power to support nine hours of operation time and can be charged in as little as one and a half hours.

The GEL-5000, GEL-1800 and GEX-8000 come standard with advanced systems such as an intelligent system diagnostic display, quick-hitch attachment system with a wide range of attachments and quality-of-life operation features that further add value to our customers.

GEF-Series Forklifts

HEVI offers the GEF-series of lithium powered electric forklifts that range in power from 1.5-ton to 3.5-ton rated load.

Charging Solutions

HEVI has developed a line of DC mobile charging solutions that are designed for easy, flexible and cost-effective charging integration to support a DC-powered EV fleet at any powered work site. These solutions create a seamless adoption of our electric heavy equipment or any compatible DC-powered EV into any existing fleet operation while creating another revenue stream for the HEVI business.

Recent Regulatory Developments

We and our PRC subsidiaries are subject to certain legal and operational risks associated with our PRC subsidiaries’ operations in China. PRC laws and regulations governing our PRC subsidiaries’ current business operations are sometimes vague and uncertain, and, as a result, these risks may result in material changes in the operations of our PRC subsidiaries, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. For instance, except for fulfilling the filing procedure with the China Securities Regulatory Commission, or the CSRC, in connection with future offerings, we believe that we and our PRC subsidiaries are currently not required to obtain any permission or approval from the  CSRC and the Cyberspace Administration of China, or the CAC, in the PRC to offer securities to foreign investors.   However, there is no guarantee that this will continue to be the case in the future in relation to a follow-on offering or the continued listing of our securities on a U.S. securities exchange, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. In the event that such approval is required in the future and we and/or our PRC subsidiaries do not receive or maintain such approval, our ordinary shares may significantly decline in value or become worthless, and our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered.

In addition, we and our PRC subsidiaries are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including but not limited to, limitations on foreign ownership in the industry in which our PRC subsidiaries operate. We and our PRC subsidiaries are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our operations, the value of our ordinary shares may depreciate significantly or become worthless. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries.”

Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As of the date of this Report, our Company and our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Report, we and our PRC subsidiaries have not received any inquiry, notice, warning, or sanctions from the CSRC or any other PRC governmental authorities regarding the offering of our securities outside of the PRC.

On February 17, 2023, the CSRC published the Regulations of Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and its accompanying guidelines and instructions, which came into effect on March 31, 2023, and will apply if a domestic enterprise issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC. According to such regulations, a domestic enterprise that issues and lists its securities outside of the PRC shall comply with the filing procedures and report the relevant information to the CSRC. A domestic enterprise shall not be listed on an overseas stock exchange if any of the following circumstances exists: (i) where such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (ii) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (iii) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (iv) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (v) where there are material ownership disputes over equity held by the domestic company's controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Trial Measures changes the management of licensing to record management, strengthen the supervision in the aftermath, create a more transparent and predictable institutional environment, and support the standardized development of enterprises using the overseas capital market. As such, we will be required to complete filing procedures with CSRC in connection with our future offerings. Additionally, we may be prohibited from continued listing if we fit into any of the five scenarios as discussed above. Furthermore, in the event that an approval from Chinese authorities is required for our future offerings or continued listing on Nasdaq, if we and/or our PRC subsidiaries do not receive or maintain required approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we and/or our PRC subsidiaries are required to obtain approval in the future, we and/or our PRC subsidiaries may be subject to an investigation by Chinese regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. In addition since these statements and regulatory actions are newly published, and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on our subsidiaries’ daily business operation, the ability to accept foreign investments and our ability to continue our listing on a U.S. exchange. See “Risk Factors — Risks Related to Doing Business in China — Our PRC subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq.”

Although we are not currently owned or controlled by a governmental entity in any foreign jurisdiction, the PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including the steel sector where our PRC subsidiaries have been conducting their business. Any government decisions or actions to change the steel production, or any decisions the government might make to cut spending, could adversely impact our PRC subsidiaries’ business and our results of operations. We believe that our PRC subsidiaries’ operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which our PRC subsidiaries operate may impose new, stricter regulations or interpretations of existing regulations with little advance notice that could require additional expenditures and efforts on our part to ensure our and our PRC subsidiaries’ compliance with such regulations or interpretations. Furthermore, the PRC government authorities may continue to strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence the operations of our PRC subsidiaries at any time, which may be beyond our control. Therefore, any such action may adversely affect the operations of our PRC subsidiaries and significantly limit or hinder our ability to offer or continue to offer securities to you and reduce the value of such securities or cause the value of such securities to be completely worthless. See “Risk Factors — Risks Related to Doing Business in China — The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, the business operations of our PRC subsidiaries may be materially and adversely affected and the value of our ordinary shares may significantly decrease.”

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCA Act, if Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. The PCAOB has been able to inspect our auditor, WWC P.C., an independent registered public accounting firm with its headquarters in San Mateo, California, and with its last inspection completed in November 2021. See “Risk Factors — Risks Related to Doing Business in China — A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted. The PCAOB has been able to inspect our auditor, WWC P.C., an independent registered public accounting firm with its headquarters in San Mateo, California, with its last inspection conducted in November 2021. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and Hong Kong, respectively, and identifies the registered public accounting firms in Mainland China and Hong Kong that are subject to such determinations. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. On August 26, 2022, the CSRC, the Ministry of Finance (the “MOF”), and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. See “Risk Factors — Risks Related to Doing Business in China — A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

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

We have adopted written cash management policies and procedures that dictate how funds are transferred within our organization. According to such policies and procedures, each subsidiary of the Company may initiate a cash transfer request by timely filling out a fund application form, which shall be signed by the financial principal and the principal of the subsidiary and then submitted to the financial department of the Company for approval. After a cash transfer request is approved by the financial department, the relevant subsidiary may proceed to initiate such transfer. Our Company distributed cash as loans to our subsidiaries. Several cash transfers have been made between our Company and our subsidiaries. As of December 31, 2022, our Company had provided loans in the amount of $4,286,589 to Zhongchai Holding.

Competitive Strengths

Greenland believes that it is in the right position and the right time to supply a new generation of industrial heavy equipment, including electric industrial vehicles, that is green, safe, and cost-effective. The following is a summary of Greenland’s competitive strengths.

Favorable Market Trends

Greenland believes that a number of key industry trends in the PRC will continue to benefit Greenland and its subsidiaries and continue to drive its growth, including:

●	increasingly stringent regulations over carbon emission, which urge market participants to adopt low or zero-emission material handling and construction equipment;

●	increasing demand for a safer work environment and better healthy worker’s condition will drive growth of electric material handling equipment or industry vehicle, which generates no exhausts and a low level of noise in operation;

●	increasing labor cost, which accelerates labor substitution with machinery in material handling and logistic activities;

●	strong competitiveness of U.S. branded products in the U.S., in which the next generation of electric industrial vehicles will be assembled and sold;

●	increasing government support for improving efficiency in the PRC’s logistics industry, which is a key market for material handling machinery such as forklifts and loaders; and

●	increasing government support for logistic mechanization, including in the form of subsidies.

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

Robust Research and Product Development Capabilities

Research and product development capabilities have been critical to Greenland’s historical growth and current market position. Greenland’s research and development team is comprised of more than 17 professionals, or over 5% of Greenland’s employees. Greenland’s research and development facilities consist of a transmission technology center and an electric industry vehicle center. The transmission technology center is accredited by the Zhejiang provincial government. The technology center is made up of a product development and design department, a research center, three research departments that focuses on design, application, and manufacturing of internal combustion engines, and a post-doctoral workstation certified by the PRC Ministry of Human Resource and Social Security.

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

●	Peter Zuguang Wang has served as the sole director of Zhongchai Holding since April 2009 and the chairman of the board of directors of Zhejiang Zhongchai since September 2017. He has over 30 years of experience in technology and management, along with a unique background in research and development, operation, finance and management. Mr. Wang is the chief executive officer of Cenntro Electric Group Limited (Nasdaq: CENN) and the co-founder of Unitech Telecom (now a part of UTStarcom, Nasdaq: UTSI).

●	Raymond Z. Wang has served as our chief executive officer since October 2019, the chief executive officer of Zhongchai Holding since April 2019, and the chief executive officer of HEVI Corp since January 2020. Mr. Wang has more than twenty years of management and corporate governance experience and has served as president and vice president for two international companies and chairman of the board for a non-profit organization.

●	Jing Jin has served as our chief financial officer since October 2019. Mr. Jin is a Certified Public Account and has over 10 years of experience in accounting, budgeting, and financial planning across operations in the PRC and overseas. Prior to August 2019, Mr. Jin has also served as the chief financial officer of Tantech Holdings Ltd. (Nasdaq: TANH).

Customers

Greenland, through its subsidiaries, sells most of its transmission products in the PRC and electric industrial heavy equipment in the U.S. Its customer bases are primarily in the businesses of material handling equipment and forklift trucks. Greenland believes that its customers include some of the leading manufacturers in their respective market segments. Greenland also supplies to the PRC subsidiaries of a number of blue-chip international brands based in Europe and Asia.

During the years ended December 31, 2022 and 2021, Greenland’s five largest customers contributed 50.85% and 54.06%, respectively, of its total revenues. For the years ended December 31, 2022 and 2021, Greenland’s single largest customer, Hangcha Group, accounted for 17.14% and 18.47%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 14.14% and 14.94%, respectively, of Greenland’s total revenue.

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

HEVI purchases components, electronics, battery systems and metal-based parts for use in the assembly of its electric industrial heavy equipment from various suppliers based in the PRC. These items are transported to the United States for assembly of the final products.

HEVI seeks to price its products to reflect expected increases in the component prices and transportation costs to the extent possible. However, there can be no assurance that HEVI could precisely estimate any increase in components or pass on such increase to its customers.

Production

Greenland’s transmission products are comprised of a number of major parts and components, including gearbox housing, gears, bearings, oil pumps, gear shafts, hydraulics, electric forklifts, wheeled excavators, and electrical components. The gearbox housing and gears parts are processed in-house at its manufacturing facility in Xinchang County, Zhejiang Province, the PRC. Components of such products, in general, are sourced, from third parties, assembled, and integrated to form finished products. The finished products then undergo further adjustments, fine tunings, testing, and quality inspections. At the end of the inspection process and prior to shipment to our warehouses for storage and distribution, the finished products are coated and painted.

Greenland’s electric industrial heavy equipment is manufactured and assembled in its 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland.

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

Greenland has also focused on research and development with respect to its electric industrial equipment and related products. Greenland’s electric industrial heavy equipment products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, and GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader and GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market.

Greenland, through HEVI, continues to focus its research and development efforts on its next generation of electric industrial heavy equipment along with supporting products such as mobile charging units and attachments that will increase the value of its portfolio.

Trademarks and Other Intellectual Property

Greenland relies on a combination of trademark, copyright, patent, software registration, and trade secret laws to protect its intellectual property rights. Despite these precautions, it may be possible for third parties to infringe our Company’s intellectual property rights.

Patents

As of December 31, 2022, Greenland held 104 registered patents with the PRC National Intellectual Property Administration (“CNIPA”), 91 of which are utility patents and 13 of which are invention patents. These patents relate to the manufacturing of products.

As of December 31, 2022, Greenland had been granted two trademarks registered with the CNIPA.

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

As of December 31, 2022, Greenland’s sales and marketing team consisted of 16 employees. Members of its sales and marketing teams have extensive experience and knowledge in the material handling equipment sector of the manufacturing industry. They are primarily responsible for identifying business opportunities, promoting products, collecting customer feedbacks and market information, bidding for or negotiating orders, and collecting payments.

Competition

Transmission Industry

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

The typical competitive criteria are quality, price, technology, after-sales service, product offering, and performance record. The transmissions market is capital intensive. In addition, the manufacturing process requires technical expertise and significant research and development budgets. As a result, companies entering the market must have significant financial and technical resources. Moreover, the time and cost required to establish a proven track record, necessary for general market acceptance, are substantial. An extensive after-sales service network is essential for a company to gain general market acceptance.

Greenland believes that it is able to compete based on its market position, strong research and development capabilities, high quality products, integrated service systems, and strong relationships with its customers.

Our key competitors are Shaoxing Advance Gearbox Co., Ltd., Changsha Zhongchuan Transmission Machinery Co. Ltd., and Ganzhou Wuhuan Machine Co., Ltd.

Electric Industrial Heavy Equipment Industry

Greenland entered the electric industrial heavy equipment industry in January 2020. With our strategic supply chain partners, we have leveraged our robust research and development capabilities, as well as our industry and market experience to develop a new product line of electric industrial heavy equipment. Greenland’s electric industrial heavy equipment products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader and GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator. These products have become available for purchase in the U.S. market. In August 2022, HEVL launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line.

Fast Growing Market. The global construction equipment market is anticipated to grow at a compound annual growth rate (“CAGR”) of 3.9% from 2020 to 2025, reaching US$205 billion, according to a November 2020 report published by MarketsandMarkets. The North American market is projected to exhibit one of the fastest growth rates during the forecast period. Consequently, we believe this growth will increase with the introduction of the United State infrastructure overhaul program. Should the program be implemented, then it will be a powerful driver of growth in the engineering and construction industry that will proliferate the demand for industrial equipment.

Call for Carbon Emission Reduction. Global efforts to reduce greenhouse gas and carbon emissions continue to grow with proposals such as the current U.S. administration seeking a target of net zero emission by 2050. These strategies will result in government and public support for the adoption of emission zero technologies and equipment across industries thus boosting the demand for eco-friendly electric powered industrial heavy equipment. As such, we expect that the demand for electric industrial heavy equipment will increase rapidly.

Highly Fragmented and Emerging Market. The electric industrial heavy equipment market is highly fragmented with few, if any, dominant local market participants. Although a few conventional industrial heavy equipment and construction equipment makers are in the process of electric products development, a majority are years away from product deployment. This is to avoid cannibalization with the mature fossil fuel-powered equipment product lines which results in the lack of incentive to launch the full-electric industrial heavy equipment at the near term. As a result, with the early mover advantage together with Greenland’s strong research and development capability, we believe that Greenland is well-positioned to secure a meaningful role in the electric industrial heavy equipment market.

High Technology Barriers for New Entrants. To compete in the electric industrial heavy equipment market, enterprises need a high-level of core technologies and capabilities in order to successfully develop a commercial product. The investment and expertise required create a high barrier of entry for new market players. Greenland’s success in the material handling industry and its achievements in research and development milestones gives Greenland the opportunity and the competitive edge to successfully compete in the industrial heavy equipment market.

Distribution Barriers for Market Leaders. Traditional OEMs in the industrial heavy equipment industry sell through established dealership models which have been proven to be difficult to adapt to electric alternatives. These dealerships rely heavily on service/maintenance revenue. As electric products require over 40% less of maintenance costs, it is challenging for OEMs to motivate their dealers to promote and service the new technology. Without a dealer network to cater to, we believe Greenland is well-positioned to establish a meaningful role in the electric industrial heavy equipment market.

Our key competitors in the industrial heavy equipment industry are the traditional diesel-powered industrial heavy equipment manufacturers such as Caterpillar, Volvo CE and John Deere.

Employees

As of December 31, 2022, the total number of full-time employees employed at Greenland and its subsidiaries was 330, with 319 employees located in the PRC and 11 employees located in the U.S. The following table sets forth the number of its full-time employees by the function as of December 31, 2022:

Function	Number
Management	6
Administration	9
Production	273
Research and development	17
Sales and marketing	16
Other	9
Total	330

Greenland maintains mandatory social security insurance for its employees pursuant to Chinese laws. Furthermore, it contributes mandatory social security funds for employees with respect to retirement, medical, work-related injury, maternity, and unemployment benefits. Greenland has also included retirement plans for its employees in the U.S., including social security and pension along with medical, vision, dental, workers compensation, work-related injury and maternity benefits.

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

Regulations

PRC Law and Regulation

Policy Relating to the Foreign Invested General Equipment Manufacturing Industry

The PRC implements its guidance on foreign investment in different industries through the Catalogue for the Guidance of Foreign Investment Industries and the Special Administrative Measures (Negative List) for Foreign Investment Access jointly amended and promulgated by the National Development and Reform Commission and the Ministry of Commerce from time to time. According to the Catalogue of Encouraged Industries for Foreign Investment (Edition 2022) and the Special Administrative Measures (Negative List) for Foreign Investment Access (Edition 2021) currently in force, the business activities that we engage in are not classified as “prohibited” or “restricted” foreign invested industries.

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

Law and Regulation Relating to Labor Protection

Pursuant to the Labor Law of the PRC and the Labor Contract Law of the PRC which came into effect on January 1, 1995 (amended on December 29, 2018) and January 1, 2008 (amended on December 28, 2012), respectively, labor contracts shall be concluded if labor relationships are to be established between the employer and the employees.

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

Regulations of Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies

On February 17, 2023, the CSRC published the Trial Measures and its accompanying guidelines and instructions, which came into effect on March 31, 2023, and will apply if a domestic enterprise issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC. According to such regulations, a domestic enterprise that issues and lists its securities outside of the PRC shall comply with the filing procedures and report the relevant information to the CSRC. Where a domestic company fails to fulfill filing procedure, offers and lists securities in an overseas market in violation of the Trial Measures, or the filing documents contain misrepresentation, misleading statement or material omission, the CSRC shall order rectification, issue warning to such domestic company, and impose a fine.

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

U.S. Laws and Regulations

Battery Safety and Testing

Our battery packs of electric industrial heavy equipment will be subject to various U.S. regulations that govern transport of “dangerous goods,” defined to include lithium batteries, which may present a risk in transportation. We expect to use lithium battery packs in our electric industrial heavy equipment. The use, storage and disposal of our battery packs are regulated under existing laws and are the subject of ongoing regulatory changes that may add additional requirements in the future.

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

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 22 through 28.

●	Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital;

●	We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow;

●	Our subsidiaries face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill;

●	Our subsidiaries face intense competition, and if we are unable to compete effectively, we may not be able to maintain profitability;

●	Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues;

●	As our subsidiaries expand their operations, they may need to establish a more diverse supplier network for raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition;

●	To remain competitive, our subsidiaries are introducing new lines of business, including the production and sale of electric industrial heavy equipment. If our efforts are not successful, our results of operations may be materially and adversely affected;

●	New lines of business, including the production and sale of electric industrial heavy equipment, may subject us to additional risks;

●	Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if our subsidiaries are unable to pass price increases on to their customers; and

●	We are subject to various risks and uncertainties that may affect our subsidiaries’ ability to procure raw materials.

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 28 through 39.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

●	Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer our securities, result in a material adverse change to our business operations, and damage our reputation, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us”;

●	The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease”;

●	Our future offerings will need to be filed with the CSRC, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities. Any failure to filing, or delay in filing, or failure to complying with any other applicable PRC requirements for an offering, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future and we fail to obtain such approvals, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China— We are required under PRC laws to submit filings to CSRC for our future offerings. However, we believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing on Nasdaq. . In the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

●	We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq;

●	You may have difficulty enforcing judgments against us;

●	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders;

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC operating subsidiaries;

●	We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business;

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China; and

●	Our securities may be delisted and prohibited from being traded under the HFCA Act if the PCAOB is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 39 through 40.

●	Future sales of our ordinary shares, whether by us or our shareholders, could cause the price of our ordinary shares to decline;

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our ordinary shares for return on your investment; and

●	Techniques employed by short sellers may drive down the market price of our ordinary shares.

Risks Related to our Business and Industry

Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of December 31, 2022, we had approximately $16.30 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

Most of our subsidiaries’ customers are large manufacturers, who generally place large orders for our subsidiaries’ products and require prompt delivery. Our subsidiaries’ product sale agreements typically contain short lead-times for the delivery of products and tight production and manufacturer supply schedules that can reduce our profit margins on the products procured from our subsidiaries’ suppliers. Our subsidiaries’ suppliers may lack sufficient capacity at any given time to meet all of the demands from our subsidiaries’ customers if orders exceed their production capacity. Our subsidiaries strive for rapid response to customer demands, which can lead to reduced purchasing efficiency, increased procurement costs and low profit margins. If our subsidiaries are unable to meet the customer demands, they may lose customers. Moreover, failure to meet customer demands may damage our reputation and goodwill.

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

It is likely that our subsidiaries’ competitors will seek to develop similar competing products in the near future. Some of our subsidiaries’ competitors may have more resources than our subsidiaries do, operate in greater scale, be more capitalized than our subsidiaries are, have access to cheaper raw materials than our subsidiaries do, or offer products at a more competitive price. There can be no assurance that our initial competitive advantage will be retained and that one or more competitors will not develop products that are equal or superior in quality and are better priced than our subsidiaries’ products. If our subsidiaries are unable to compete effectively, our results of operations and financial position may be materially and adversely affected.

Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues.

During the fiscal years ended December 31, 2022 and 2021, our subsidiaries’ five largest customers contributed 50.85% and 54.06% of our revenues, respectively. For the years ended December 31, 2022 and 2021, Greenland’s single largest customer, Hangcha Group, accounted for 17.14% and 18.47%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 14.14% and 14.94%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

In the event that our subsidiaries need to diversify their supplier network, our subsidiaries may not be able to procure a sufficient supply of raw materials at a competitive price, which could have an adverse effect on our results of operations, financial condition and cash flows. Furthermore, despite our subsidiaries’ efforts to control their supply of raw materials and maintain good relationships with their existing suppliers, our subsidiaries could lose one or more of their existing suppliers at any time. The loss of one or more key suppliers could increase our subsidiaries’ reliance on higher cost or lower quality supplies, which could negative affect our profitability. Any interruptions to, or decline in, the amount or quality of our subsidiaries’ raw materials supply could materially disrupt our subsidiaries’ production and adversely affect our subsidiaries’ business and our financial condition and financial prospects.

To remain competitive, our subsidiaries have introduced new lines of business, including the production and sale of electric industrial heavy equipment. If these efforts are not successful, our results of operations may be materially and adversely affected.

Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products mainly included transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In December 2020, through HEVI, we launched a new division to focus on the production and sale of electric industrial heavy equipment—a division that Greenland intends to develop to diversify its product offerings. HEVI’s electric industrial heavy equipment products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. These products are available for purchase in the U.S. market. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line.

There are risks in connection with this new line of business. HEVI may experience difficulties in the development and launch of electric industrial heavy equipment, and HEVI’s products may not be well-accepted by the market. As we have limited experience in the electric industrial heavy equipment business, our efforts in developing such business may not succeed and we may not be able to generate sufficient revenue to cover our investment and become profitable. During such process, our results of operations and financial conditions may not be improved in a timely manner, or at all. We cannot assure you that we will successfully transition our business focus and it is possible that we remain in such transition period for an extended period of time. During such period, our revenue may be very limited and we may continue to experience material and adverse effects to our results of operations, financial condition and business prospects.

New lines of business, including the production and sale of electric industrial heavy equipment, may subject us and our subsidiaries to additional risks.

From time to time, we may implement new lines of business or offer new products within our subsidiaries’ existing lines of business. Currently, we plan to offer additional models of electric industrial heavy equipment through HEVI. As such, we face significant challenges, uncertainties and risks, including, among others, with respect to our subsidiaries’ ability to:

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

Moreover, there can be no assurance that the introduction and development of new lines of business or new products and services would not encounter significant difficulties or delay or would achieve the profitability as we expect. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our subsidiaries’ business and our results of operations and prospects. For example, HEVI may experience difficulties in developing and launching additional models of electric industrial heavy equipment, or may not be able to develop them at reasonable costs. Due to HEVI’s limited experience with electric industrial heavy equipment, HEVI also face challenges and uncertainties relating to the possibility of success of this new business.

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

Our performance depends upon our subsidiaries’ ability to procure low cost, high quality raw materials on a timely basis from their suppliers. Our subsidiaries’ suppliers are subject to certain risks, including the availability of raw materials, labor disputes, inclement weather, natural disasters, and general economic and political conditions, which might limit the ability of our subsidiaries’ suppliers to provide low cost, high quality merchandise on a timely basis. Furthermore, for these or other reasons, one or more of our subsidiaries’ suppliers might not adhere to our subsidiaries’ quality control standards, and our subsidiaries might not identify the deficiency. Any failure by our subsidiaries’ suppliers to supply quality materials at a reasonable cost on a timely basis could reduce our net sales or profits, damage our reputation and have an adverse effect on our financial condition.

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

As of December 31, 2022, we were owed $36.46 million from Cenntro Holding Limited, our controlling shareholder, and such amount is recorded as “due from related parties” on our balance sheet. We expect the amount due from Cenntro Holding Limited to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022. However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, or at all. Such failure to be paid back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, in the fiscal year ended December 31, 2021, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 pandemic had a limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2021. For the fiscal year ended December 31, 2022, we experienced rising raw material costs which we believe to be short term, as China lifted its COVID-19 protocols and measures in December 2022.

However, the potential downturn brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, and any associated negative impact on us will depend on many factors beyond our control. The extent to which the COVID-19 pandemic impacts our future results remains uncertain, and we are closely monitoring its impact on us. Our subsidiaries’ business and our results of operations, financial conditions and prospects could be adversely affected directly, as well as indirectly, to the extent that the ongoing COVID-19 pandemic harms the Chinese and global economy in general.

We may not be able to effectively protect our intellectual property from unauthorized use by others.

Through its subsidiaries, we hold trademarks and other intellectual properties that are critical to our business in the PRC. Any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property may not be sufficient to provide us with competitive advantages. We cannot assure you that (i)  all of the intellectual property rights we owned will be adequately protected, or (ii) our intellectual property rights will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, there can be no assurance that we will obtain such trademarks and any other trademarks that are crucial to our business in the future. Thus, third parties may also take the position that we are infringing their rights, and we may not be successful in defending these claims. Additionally, we may not be able to enforce and defend its proprietary rights or prevent infringement or misappropriation, without incurring substantial expenses to us and a significant diversion of management time and attention from our business strategy.

To protect our parents, trademarks and other proprietary rights, we reply on and expect to continue to rely on a combination of physical and electronic security measures and trademark, patent and trade secret protection laws. If the measures we have taken to protect our proprietary rights are inadequate to prevent the use or misappropriation by third parties or such rights are diminished due to successful challenges, the value of our brand and other intangible assets may be diminished and our ability to attract and retain customers may be adversely affected.

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

In addition, we and our subsidiaries invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we and our subsidiaries fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our products could decrease, resulting in a material adverse effect on our subsidiaries’ business.

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

We do not maintain “key person” insurance for our directors, executive officers, senior management or other key employees. If any of our key employees terminate his or her services or otherwise becomes unable to provide continuous services to us, our business, financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel. If any of our executive officers or key employees joins a competitor or forms a competing company, we may lose customers, operational know-how and key professionals and staff members.

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

We are required under PRC laws to submit filings to CSRC for our future offerings. However, we believe that we and our PRC subsidiaries are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing on Nasdaq. In the event that any such approval is required or that there are other requirements we and/or our PRC subsidiaries are obligated to comply with, we cannot predict whether or how soon we and/or our PRC subsidiaries will be able to obtain such approvals and/or comply with such requirements.

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

As of the date of this Report, we believe we and our PRC subsidiaries are not required to obtain any permission from PRC authorities (including the CSRC and the CAC) to operate our PRC subsidiaries’ business as presently conducted or listing on Nasdaq. Therefore, as of the date of this prospectus, we and our PRC subsidiaries have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing or offering and, as such, no such permission or approval has been granted or denied. However, if it fails to comply with the Trial Measures during future issuance of securities or listing on other stock exchanges outside of China, we may be subjected sanctions imposed by the PRC regulatory authorities, and our reputation, financial condition, and results of operations may be materially and adversely affected.

On February 17, 2023, the CSRC published the “Trial Measures and its accompanying guidelines and instructions, which came into effect on March 31, 2023, and will apply if a domestic enterprise issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC. According to such regulations, a domestic enterprise that issues and lists its securities outside of the PRC shall comply with the filing procedures and report the relevant information to the CSRC. A domestic enterprise shall not be listed on an overseas stock exchange if any of the following circumstances exists: (i) where such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (ii) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (iii) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (iv) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (v) where there are material ownership disputes over equity held by the domestic company's controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Trial Measures changes the management of licensing to record management, strengthen the supervision in the aftermath, create a more transparent and predictable institutional environment, and support the standardized development of enterprises using the overseas capital market.

According to the Notice on Filing Management Arrangements for Overseas Listings of Domestic Enterprises issued and implemented by the CSRC on February 17, 2023, since the date of effectiveness of the Trial Measures, the domestic enterprises falling within the scope of filing that have been listed overseas or met the following circumstances are existing enterprises: Before the effectiveness of the Trial Measures, the application for indirect overseas issuance and listing has been agreed by the overseas regulators or overseas stock exchanges (such as having passed the hearing on the Hong Kong market or registration become effective as agreed on the U.S. market, etc.), and it is not required to perform issuance and listing supervision procedures of the overseas regulators or overseas stock exchanges (such as rehearing on the Hong Kong market, etc.), and the overseas issuance and listing will be completed by September 30, 2023. According to the above regulations, the Company is an existing enterprise, which do not be required to file immediately, and filing should be made as required if they involve refinancing and other filing matters.

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

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us and/or our PRC subsidiaries, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this Report, we and our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and we and our PRC subsidiaries have not received any inquiry, notice, warning, or sanction in such respect.

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

The global macroeconomic environment is facing challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa and over the conflicts involving Ukraine, Syria, Russia and North Korea. There have also been concerns on the relationship among China and other Asian countries, which may result in, or intensify potential conflicts in relation to, territorial disputes, and the trade disputes between China and other countries. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term.

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

A significant portion of our assets are located, and a substantial amount of our subsidiaries’ operations are conducted, in the PRC. In addition, some of our directors and officers are nationals or residents of the PRC, including our chief financial officer, Mr. Jing Jin, and independent director, Mr. Ming Zhao, and a substantial majority of their assets are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts because China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest.

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

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our PRC entities by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our PRC subsidiaries, are subject to PRC regulations. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with State Administration of Foreign Exchange, or SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, are subject to the requirement of making necessary reports in Foreign Investment Comprehensive Management Information System, and registration with other government authorities in China. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

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

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. As of the date of this Report, we have not entered into any material hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted.

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

On August 26, 2022, the CSRC, the MOF, and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The address of our principal executive offices and corporate offices is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512, USA.

Our office in China is located at 11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang Province, China, 311122. Our manufacturing and R&D facilities are all located in Xinchang County, Zhejiang Province, China.

Properties Owned by us

As of December 31, 2022, Greenland held land use rights of four parcels of land with an aggregate site area of approximately 81,171 square meters, located in Xinchang County, Zhejiang Province, PRC. The terms of these land use rights are due to expire on November 14, 2062.

As of December 31, 2022, Greenland held three building ownership certificates for three buildings with an aggregate gross floor area of approximately 44,751 square meters. These properties are primarily used for production and office purposes.

Properties Leased by us

As of December 31, 2022, Greenland leased an office space with an aggregate floor area of approximately 1,440 square feet in New Jersey and a monthly rent of $2,850.

As of December 31, 2022, Greenland leased an assembly space with an aggregate floor area of approximately 54,121 square feet in Maryland and a monthly rent of $37,208.

Greenland will continue to pursue additional properties to further support the expansion of its HEVI business in the United States.

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

As of March 30, 2023, the last sale price reported on the Nasdaq Capital Market for our ordinary shares was approximately $1.58 per share.

Dividend Policy

We intend to retain all of our available funds and any future earnings to fund the development and growth of our subsidiaries’ business. As such, we do not expect to pay any cash dividends in the foreseeable future.

Shareholders of Record

As of March 28, 2023, we had 11 recorded holders of our ordinary shares. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Transfer Agent

The transfer agent for our ordinary shares is Continental Stock Transfer & Trust Company, located at 1 State Street 30th Floor, New York, NY 10004-1561. The telephone number of Continental Stock Transfer & Trust Company is (212) 509-4000.

Equity Compensation Plan Information

For information on the securities authorized for issuance under our equity compensation plan, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2022 and 2021, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q and the current reports on Form 8-K, and the following transactions.

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

On January 14, 2020, HEVI was incorporated under the laws of the State of Delaware. HEVI is a 100% owned subsidiary of Greenland. HEVI focuses on the production and sale of electric industrial equipment, including electric industrial vehicles, for the North American market.

Greenland serves as the parent company to Zhongchai Holding. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries and electric industrial heavy equipment, including electric industrial vehicles.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $98.84 million in the fiscal year 2021 to $90.83 million in the fiscal year 2022. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume resulting from COVID-19 related lockdowns in China for the year ended December 31, 2022. Based on our revenues in the fiscal years ended December 31, 2022 and 2021, we believe that Greenland is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2022 and 2021, Greenland sold an aggregate of 129,686 and 141,431 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial heavy equipment powered by sustainable energy in order to reduce air pollution and lower carbon emissions. Utilizing Greenland’s expertise in manufacturing and R&D, it established HEVI in January 2020 to create clean and sustainable products and services in the heavy industrial equipment industry that help organizations pursue a carbon neutral operation. HEVI designs, develops, and manufactures electric heavy industrial equipment and accessories and sells them directly to the end consumers in various markets in the United States. HEVI’s product line available for purchase includes the GEL-5000 all-electric lithium 5.0-ton rated load wheeled front loader, GEL-1800 all-electric lithium 1.8-ton rated load wheeled front loader, the GEX-8000 all-electric lithium 8.0-ton rated load excavator, and the GEF-series of electric lithium forklifts. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local assembly, services and distribution of its product line.

Impact of COVID-19 Pandemic on Our Operations and Financial Performance

The COVID-19 pandemic has severely affected global economy. In an effort to contain the spread of the COVID-19 pandemic, in the fiscal years ended December 31, 2021 and 2022, China and many other countries took precautionary measures, such as imposing travel restrictions, quarantining individuals infected with or suspected of being infected with COVID-19, encouraging or requiring people to work remotely, and canceling public activities, among others.

In 2021 and 2022, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 had limited impact on our financial condition and results of operations in the fiscal years ended December 31, 2022 and 2021. In the fiscal years ended December 31, 2022 and 2021, we experienced rising raw material costs, which we believe to be short term as China lifted its COVID-19 protocols and measures in December 2022.

The extent to which the COVID-19 pandemic may continue to affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Results of Operations

For the fiscal years ended December 31, 2022 and 2021

Overview

	For the Fiscal Years Ended December 31,
	2022	2021	$ Change	% Variance

Revenues	$90,830,674	$98,839,900	$(8,009,226)	(8.1)
Cost of Goods Sold	70,995,940	79,246,280	(8,250,340)	(10.4)
Gross Profit	19,834,734	19,593,620	241,114	1.2
Selling expenses	2,630,226	1,868,156	762,070	40.8
General and administrative expenses	5,459,020	3,948,850	1,510,170	38.2
Research and development expenses	5,786,946	5,526,546	260,400	4.7
Total Operating Expenses	13,876,192	11,343,552	2,532,640	22.3
Income from operations	5,958,542	8,250,068	(2,291,526)	(27.8)
Interest income	56,817	68,295	(11,478)	(16.8)
Interest expenses, net	(402,968)	(587,264)	184,296	(31.4)
Loss on disposal of property and equipment	(1,511)	1,785	(3,296)	(184.6)
Other income	1,705,506	1,378,597	326,909	23.7
Income before income tax	7,316,386	9,111,481	(1,795,095)	(19.7)
Income tax	699,691	1,843,260	(1,143,569)	(62.0)
Net income	$6,616,695	$7,268,221	$(651,526)	(9.0)

Components of Results of Operations

	For the Fiscal Years ended December 31,
Component of Results of Operations	2022	2021

Revenues	$90,830,674	$98,839,900
Cost of Goods Sold	70,995,940	79,246,280
Gross Profit	19,834,734	19,593,620
Operating Expenses	13,876,192	11,343,552
Net Income	$6,616,695	$7,268,221

Revenue

Greenland’s revenue decreased by approximately $8.01 million, or approximately 8.1%, to approximately $90.83 million for the fiscal year ended December 31, 2022, from approximately $98.84 million for the fiscal year ended December 31, 2021. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume resulting from COVID-19 related lockdowns in China for the year ended December 31, 2022. On an RMB basis, our revenue for the fiscal year ended December 31, 2022 decreased by approximately 3.7% compared to the fiscal year ended December 31, 2021.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to Greenland’s production activities. The write down of inventory using net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold decreased by approximately $8.25 million, or approximately 10.4%, to approximately $71.00 million for the fiscal year ended December 31, 2022, from approximately $79.25 million for the fiscal year ended December 31, 2021. Cost of goods sold decreased in fiscal year 2022 compared to fiscal year 2021 due to a decrease in our sales volume.

Gross Profit

Greenland’s gross profit increased by approximately $0.24 million, or 1.2%, to approximately $19.83 million for the fiscal year ended December 31, 2022, from approximately $19.59 million for the fiscal year ended December 31, 2021. For the fiscal years ended December 31, 2022 and 2021, Greenland’s gross margin was approximately 21.84% and 19.82%, respectively. The increase in gross margin in fiscal year 2022 compared to fiscal year 2021 was primarily due to a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. Greenland’s operating expenses were $13.88 million for the fiscal year ended December 31, 2022, representing an increase of 22.3% from $11.34 million for the fiscal year ended December 31, 2021. The increase in operating expenses was primarily due to the increase in after-sales service fees, advertising and marketing expenses, consultancy fees, lease cost, and research and development expenses in fiscal year 2022.

Selling Expenses

Greenland’s selling expenses mainly include operating expenses such as sales staff payroll, traveling expenses and transportation expenses. Selling expenses increased by $0.76 million, or 40.8%, to approximately $2.63 million for the fiscal year ended December 31, 2022, from approximately $1.87 million for the fiscal year ended December 31, 2021. The increase in selling expenses was mainly due to an increase in the after-sales service fees and advertising and marketing expenses for the year ended December 31, 2022.

General and Administrative Expenses

Greenland’s general and administrative expenses include management and office staff salaries and employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment, legal and accounting, consulting fees and other office expenses. General and administrative expenses increased by approximately $1.51 million, or approximately 38.2%, to approximately $5.46 million for the fiscal year ended December 31, 2022, from approximately $3.95 million for the fiscal year ended December 31, 2021. The fundamental reasons for the rise in the general and administrative expenses were the following: (i) increased legal fees and consultancy fees on the Company’s business planning and projects for the fiscal year ended December 31, 2022 as the Company expanded its operations, compared to the fiscal year ended December 31, 2021; (ii) increase in staff salary; and (iii) increase in lease cost.

Research and Development Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses increased by approximately $0.26 million, or 4.7%, to approximately $5.79 million for the fiscal year ended December 31, 2022, from approximately $5.53 million for the fiscal year ended December 31, 2021. Such increase was primarily attributable to an increase in the Company’s R&D investment in higher value and more sophisticated products and the electrification of machinery products.

Income from Operations

As a result of the foregoing, income from operations for the fiscal year ended December 31, 2022 was approximately $5.96 million, representing a decrease of approximately $2.29 million, from approximately $8.25 million for the fiscal year ended December 31, 2021.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.06 million for the fiscal year ended December 31, 2022, representing a decrease of approximately $0.01 million, or 16.8%, from approximately $0.07 million for the fiscal year ended December 31, 2021. The decrease in interest income was because less cash was deposited in banks during the fiscal year ended December 31, 2022 as compared to the fiscal year ended December 31, 2021.

Greenland’s interest expenses were approximately $0.40 million for the fiscal year ended December 31, 2022, a decrease of approximately $0.19 million, or 31.4%, as compared to approximately $0.59 million for the fiscal year ended December 31, 2021. The decrease was primarily due to a reduction of our short-term loans for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Other Income

Greenland’s other income was approximately $1.71 million for the fiscal year ended December 31, 2022, an increase of approximately $0.33 million, or 23.7%, as compared to approximately $1.38 million of other income for the fiscal year ended December 31, 2021. The increase was primarily due to an increase in grant income and an increase in industry research services offered by Zhongchai Holding for the fiscal year ended December 31, 2022 as compared to the fiscal year ended December 31, 2021.

Income Taxes

Greenland’s income tax was approximately $0.70 million for the fiscal year ended December 31, 2022, compared to approximately $1.84 million for the fiscal year ended December 31, 2021.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2025.

Greenland’s other PRC subsidiaries are subject to different income tax rates. Greenland’s other PRC subsidiaries are subject to different income tax rates. Shanghai Hengyu, the 62.5% owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate. Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate.

Greenland is a holding company registered in the British Virgin Islands and is not subject to tax on income or capital gains under the current British Virgin Islands law. In addition, upon payment of dividends to its shareholders, the Company will not be subject to any British Virgin Islands withholding tax.

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2022.

Net Income

As a result of the foregoing, Greenland’s net income was approximately $6.62 million for the fiscal year ended December 31, 2022, representing a decrease of approximately $0.65 million, from the net income of approximately $7.27 million for the fiscal year ended December 31, 2021.

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

For the fiscal year ended December 31, 2022, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $10.79 million in bank loan, approximately $2.16 million in related parties loan, and maintained $19.73 million cash on hand. For the fiscal year ended December 31, 2021, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $18.72 million in bank loan, approximately $4.05 million in related parties loan, approximately $0.31 million in third parties loan, and maintained $17.80 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.81 million and $2.21 million as of December 31, 2022 and 2021, respectively.

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

We believe that the Company has sufficient cash, even with uncertainty in the Company’s manufacturing and sale of electric industrial heavy equipment in the future and decline on sale of transmission products. However, our capital contribution from existing funding sources, to operate for the next 12 months will be sufficient. We remain confident and expect to continue to generate positive cash flow from our operations.

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

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for fiscal year 2023. More specifically, Zhejiang Zhongchai has completed the construction of a new factory, and our PRC subsidiaries have received COVID-19 related government subsidies. Furthermore, Zhejiang Zhongchai pledged the deed of its new factory as a collateral to banks in order to obtain additional loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of December 31, 2022, Greenland had approximately $16.30 million of cash and cash equivalents, an increase of approximately $5.24 million, or 47.30%, as compared to approximately $11.06 million as of December 31, 2021. The increase of cash and cash equivalents was mainly due to a decrease in accounts receivable and notes receivable, as compared to that as of December 31, 2021.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of December 31, 2022, Greenland had approximately $3.43 million of restricted cash, a decrease of approximately $3.31 million, or 49.05%, as compared to approximately $6.74 million as of December 31, 2021. The decrease of restricted cash was due to a decrease in mortgaged assets.

Accounts Receivable

As of December 31, 2022, Greenland had approximately $14.34 million of accounts receivables, a decrease of approximately $1.58 million, or 9.91%, as compared to approximately $15.92 million as of December 31, 2021. The decrease in accounts receivables was due to our accelerated efforts in receivables collections and a decrease in our sales volume.

Greenland recorded approximately $0.76 million and $0.86 million of provision for doubtful accounts as of December 31, 2022 and 2021, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $36.67 million and $39.68 million as of December 31, 2022 and December 31, 2021, respectively. The balance of due from related parties as of December 31, 2022 and December 31, 2021 consisted primarily of other receivables from Cenntro Holding Limited in the amount of $36.46 million and $39.46 million as of December 31, 2022 and December 31, 2021, respectively.

Notes Receivable

As of December 31, 2022, Greenland had approximately $28.75 million of notes receivables, which will be collected by us within twelve months. The decrease was approximately $8.80 million, or 23.44%, as compared to approximately $37.55 million as of December 31, 2021.

Working Capital

Our working capital was approximately $66.16 million as of December 31, 2022, as compared to $53.84 million as of December 31, 2021. The increase in working capital of $12.32 million in the fiscal year 2022 as compared with the fiscal year 2021 was primarily contributed to a decrease in notes payable and accounts payable.

Cash Flow

	For the Fiscal Year Ended December 31,
	2022	2021

Net cash provided by(used in) operating activities	$7,313,245	$(5,755,940)
Net cash provided by(used in) investing activities	$33,693	$(638,980)
Net cash provided by(used in) financing activities	$(4,284,479)	$14,462,981
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,062,459	$8,068,063
Effect of exchange rate changes on cash and cash equivalents	$(1,134,295)	$329,778
Cash and cash equivalents and restricted cash at beginning of year	$17,800,892	$9,403,053
Cash and cash equivalents and restricted cash at end of year	$19,729,056	$17,800,892

Operating Activities

Greenland’s net cash provided by/(used in) operating activities was approximately $7.31 and $(5.76) million for the fiscal years ended December 31, 2022 and 2021, respectively.

In the fiscal year ended December 31, 2022, the main sources of cash inflow from operating activities were net income of $6.62 million, changes in notes receivable of $6.07 million, and depreciation and amortization of $2.44 million. The main causes of changes in cash outflow were changes in other current and noncurrent assets of approximately $7.80 million and changes in accounts payable of $2.08 million.

In the fiscal year ended December 31, 2021, the main sources of cash inflow from operating activities were net income of $7.27 million, changes in accounts payable of $6.46 million, and depreciation and amortization of $2.51 million. The main causes of changes in cash outflow were changes in notes receivable of approximately $5.95 million and changes in inventories of $9.97 million.

Investing Activities

Investing activities resulted a cash inflow of approximately $0.03 million for the fiscal year ended December 31, 2022. Cash provided by investing activities for the fiscal year ended December 31, 2022 was mainly due to $0.81 million in proceeds from government subsidies for Zhejiang Zhongchai’s construction activities, offset by approximately $0.53 million used for purchases of long-term assets and approximately $0.25 million used for investment in a joint venture.

Investing activities resulted a cash outflow of approximately $0.64 million for the fiscal year ended December 31, 2021. Cash used in investing activities for the fiscal year ended December 31, 2021 was mainly due to $0.26 million in proceeds from government subsidies for Zhejiang Zhongchai’s construction activities, offset by approximately $0.90 million used for purchases of long-term assets.

Financing Activities

Financing activities resulted a cash outflow of approximately $4.28 million for the fiscal year ended December 31, 2022, which was mainly attributable to repayment of loans due to third parties in the amount of approximately $2.16 million, repayment of notes payable in the amount of approximately $10.85 million and repayment of short-term bank loans in the amount of approximately $10.79 million. Such amounts were further offset by approximately $11.70 million in proceeds from short-term bank loans and approximately $9.20 million in proceeds from equity and debt financing.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 2 to our consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” for a summary of our significant accounting policies. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To:	Shareholders and Board of Directors

Greenland Technologies Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Technologies Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive incomes, changes in shareholders’ equity, and cash flows for the two-year period ended December 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

(PCAOB ID # 1171)

March 31, 2023

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(IN U.S. DOLLARS)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$16,295,695	$11,062,590
Restricted cash	3,433,361	6,738,302
Short Term Investment	7,800,723	2,105,938
Notes receivable	28,748,879	37,551,121
Accounts receivable, net of allowance for doubtful accounts of $762,325 and $859,319, respectively	14,337,760	15,915,002
Inventories	23,096,382	25,803,474
Due from related parties-current	36,669,907	39,679,565
Advance to suppliers	412,766	434,893
Prepayments and other current assets	1,568,687	14,518
Total Current Assets	$132,364,160	$139,305,403

Non-current asset
Property, plant, equipment and construction in progress, net	15,585,214	18,957,553
Land use rights, net	3,639,067	4,035,198
Other intangible assets	147,465	-
Long term investment	250,000	-
Deferred tax assets	219,207	141,623
Goodwill	-	3,890
Operating lease right-of-use assets	2,627,110	80,682
Other non-current assets	283,118	44,093
Total non-current assets	$22,751,181	$23,263,039
TOTAL ASSETS	$155,115,341	$162,568,442

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021 (Continued)

(IN U.S. DOLLARS)

	December 31,	December 31,
	2022	2021

Current Liabilities
Short-term bank loans	$8,986,255	$8,760,945
Notes payable-bank acceptance notes	28,272,472	42,093,061
Accounts payable	24,817,165	29,064,132
Taxes payables	192,478	108,058
Customer deposits	227,432	387,919
Due to related parties	1,693,315	3,619,459
Other current liabilities	1,547,390	1,198,427
Current portion of operating lease liabilities	472,182	33,308
Lease obligations - current	-	197,915
Total current liabilities	$66,208,689	$85,463,224

Long-term liabilities
Long term operating lease liabilities	2,176,130	47,614
Other long-term liabilities	1,812,759	2,212,938
Total long-term liabilities	$3,988,889	$2,260,552
TOTAL LIABILITIES	$70,197,578	$87,723,776

COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, 12,978,504 shares authorized; 12,978,504 and 11,329,530 shares issued and outstanding as of December 31, 2022 and December 31, 2021.	-	-
Additional paid-in capital	32,955,927	23,759,364
Statutory reserves	3,842,331	3,842,331
Retained earnings	37,228,261	33,668,696
Accumulated other comprehensive income (loss)	(2,831,419)	1,014,399
Total shareholders’ equity	$71,195,100	$62,284,790
Non-controlling interest	13,722,663	12,559,876
TOTAL EQUITY	$84,917,763	$74,844,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,115,341	$162,568,442

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN U.S. DOLLARS)

	For the years ended December 31,
	2022	2021
REVENUES	$90,830,674	$98,839,900
COST OF GOODS SOLD	70,995,940	79,246,280
GROSS PROFIT	19,834,734	19,593,620
Selling expenses	2,630,226	1,868,156
General and administrative expenses	5,459,020	3,948,850
Research and development expenses	5,786,946	5,526,546
Total operating expenses	$13,876,192	$11,343,552
INCOME FROM OPERATIONS	$5,958,542	$8,250,068
Interest income	56,817	68,295
Interest expense	(402,968)	(587,264)
Loss on disposal of property and equipment	(1,511)	1,785
Other income/(loss)	1,705,506	1,378,597
INCOME BEFORE INCOME TAX	$7,316,386	$9,111,481
INCOME TAX	699,691	1,843,260
NET INCOME	$6,616,695	$7,268,221
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,057,130	1,002,643
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$3,559,565	$6,265,578
OTHER COMPREHENSIVE INCOME (LOSS):	(5,740,161)	1,476,710
Unrealized foreign currency translation income (loss) attribute to Greenland technologies holding corporation and subsidiaries	(3,845,818)	1,077,324
Unrealized foreign currency translation income (loss) attribute to non-controlling interest	(1,894,343)	399,386
Comprehensive income	(286,253)	7,342,902
Noncontrolling interest	1,162,787	1,402,029
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	11,886,876	10,840,638
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.30	0.58

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHARE HOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN U.S. DOLLARS)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance as of December 31, 2020	10,225,142	-	$13,707,398	$(62,925)	4,517,117	$26,728,332	$5,771,540	$50,661,462
Restricted stock grant	66,200	-	66,200	-	-	-	-	66,200
Sale of stock and warrants	1,038,188	-	8,209,897	-	-	-	-	8,209,897
Debt of the cancelled company	-	-	1,775,869	-	-	-		1,775,869
Proceeds from NCI's Investment	-	-	-	-	-	-	5,386,307	5,386,307
Net income	-	-	-	-	-	6,265,578	1,002,643	7,268,221
Transfer to statutory reserve	-	-	-	-	(674,786)	674,786	-	-
Foreign currency translation adjustment	-	-	-	1,077,324	-	-	399,386	1,476,710
Balance as of December 31, 2021	11,329,530	-	$23,759,364	$1,014,399	3,842,331	$33,668,696	$12,559,876	$74,844,666

Sale of stock and warrants	1,648,974	-	9,196,563	-	-	-	-	9,196,563
Net income	-	-	-	-	-	3,559,565	3,057,130	6,616,695
Foreign currency translation adjustment	-	-	-	(3,845,818)	-	-	(1,894,343)	(5,740,161)
Balance as of December 31, 2022	12,978,504	-	$32,955,927	$(2,831,419)	3,842,331	$37,228,261	$13,722,663	$84,917,763

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN U.S. DOLLARS)

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,616,695	$7,268,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,436,114	2,511,996
Loss on disposal of property and equipment	1,511	(1,785)
Increase in allowance for doubtful accounts	(32,316)	(149,172)
Increase in provision for inventory	359,534	23,536
Deferred tax assets	(90,259)	20,398
Changes in operating assets and liabilities:
Increase (Decrease) In:
Accounts receivable	406,963	(3,025,758)
Notes receivable	6,074,159	(5,945,558)
Inventories	400,982	(9,970,187)
Advance to suppliers	(11,187)	23,463
Other current and noncurrent assets	(7,795,981)	(1,424,031)
Increase (Decrease) In:
Accounts payable	(2,080,206)	6,461,841
Customer deposits	(133,803)	12,994
Other current liabilities	2,115,816	(867,079)
Income tax payables	94,634	106,887
Due to related parties	183,066	(405,732)
Long-term payables - unamortized deferred financing costs	(186,800)	(3,945)
Other long-term liabilities	(1,045,677)	(392,029)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,313,245	$(5,755,940)

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021 (Continued)

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Long-term assets	$(525,128)	$(897,385)
Proceeds from government grants for construction	808,821	255,405
Proceeds from sale of property, plant and equipment	-	3,570
Investment in a joint venture	(250,000)	-
NET CASH USED BY INVESTING ACTIVITES	$33,693	$(638,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$11,697,621	$8,666,025
Repayments of short-term bank loans	(10,786,753)	(18,724,388)
Notes payable	(10,847,677)	15,416,006
Proceeds from related parties	281,406	419,311
Repayment of loans from related parties	(2,159,416)	(4,045,048)
Repayment of loans from third parties	(1,481,087)	(310,443)
Proceeds from third parties	-	155,222
Payment of principal on financing lease obligation	(185,136)	(776,108)
Proceeds from equity and debt financing	9,196,563	8,209,897
Proceeds from NCI's Investment	-	5,386,307
Restricted stock grant	-	66,200
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITES	$(4,284,479)	$14,462,981
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,062,459	$8,068,061
Effect of exchange rate changes on cash	(1,134,295)	329,778
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	17,800,892	9,403,053
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$19,729,056	$17,800,892
Bank balances and cash	16,295,695	11,062,590
Bank balances and cash included in assets classified as restricted cash	3,433,361	6,738,302

Supplemental Disclosure of Cash Flow Information
Income taxes paid	695,315	1,631,703
Interest paid	405,174	637,967

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $98.84 million in the fiscal year 2021 to $90.83 million in the fiscal year 2022. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume resulting from COVID-19 related lockdowns in China for the year ended December 31, 2022. Based on the revenues in the fiscal years ended December 31, 2022 and 2021, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2022 and 2021, Greenland sold an aggregate of 129,686 and 141,431 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial vehicles powered by sustainable energy in order to reduce air pollution and lower carbon emissions. In December 2020, Greenland launched a new division to focus on the production and sale of electric industrial vehicles—a division that Greenland intends to develop to diversify its product offerings. Greenland’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line.

The COVID-19 pandemic has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. For the fiscal years ended December 31, 2021 and 2022, we experienced rising material costs due to the pandemic. As of the date of this report, Chinese industries have gradually resumed businesses as the Chinese government lifted its COVID-19 protocols and measures since December 2022. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company’s Shareholders

As of December 31, 2022, Cenntro Holding Limited owned 47.86% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the wholly-owned subsidiary of the Company, owned 71.576% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 62.5% of Shanghai Hengyu Business Management Consulting Co., Ltd. (“Hengyu”), 100% of Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”), 100% of HEVI (formerly known as Greenland Technologies Corp.) and 62.5% of Hengyu Capital, Ltd. (“Hengyu Capital”).

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.47% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.528% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest.On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. As of December 31, 2022, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

Hengyu Capital

Hengyu capital is a limited liability company registered on August 16, 2022 in Hong Kong. The main business of Hengyu capital is to engage in investment management and consulting services.

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2022, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	25,000,000	71.576%	Manufacture, sale of various transmission boxes
Shanghai Hengyu Business Management Consulting Co., Ltd.	PRC September 10, 2015	RMB	251,500,000	62.5%	Investment management and consulting services
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 8, 2020	RMB	7,224,922	100%	Trading
HEVI Corp.	Delaware January 14, 2020	USD	6,363,557	100%	U.S. operation and distribution of electric industrial vehicles for North American market
Hengyu Capital, Ltd	Hong Kong August 16, 2022	HKD	10,000	62.5%	Investment management and consulting services

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the years ended December 31, 2022 and 2021 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

	For the years ended December 31,
	2022	2021
Period end RMB: US$ exchange rate	6.8972	6.3726
Period average RMB: US$ exchange rate	6.7518	6.4424

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its bank accounts in the U.S., the PRC and Hong Kong. Balances at financial institutions or state-owned banks within the PRC and Hong Kong are not covered by insurance.

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $0.76 million and $0.86 million as of December 31, 2022 and December 31, 2021, respectively.

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.41 million and $0.43 million as of December 31, 2022 and 2021, respectively.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the years ended December 31, 2022 and 2021.

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

Contracts do not offer any price protection but allow for the return of certain goods if quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the years ended December 31, 2022 and 2021. The total sales return and warranty expenditures amount are accounting for around 0.00% and 1.01% of the total revenue of Greenland for the years ended December 31, 2022.

The following table sets forth disaggregation of revenue:

	For the years ended December 31,
	2022	2021
Major Product
Transmission boxes for Forklift	$80,220,000	$85,618,567
Transmission boxes for Non-Forklift (EV, etc.)	10,610,674	13,221,333
Total	$90,830,674	$98,839,900

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $5,786,946 and $5,526,546 for the years ended December 31, 2022 and 2021, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.81 million and $2.21 million as of December 31, 2022 and 2021, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2022 and 2021, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Statutory Reserve

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) a General Reserve Fund, (ii) a Enterprise Expansion Fund and (iii) a Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign enterprise is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital. A non-wholly-owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2022 and 2021. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2022 and 2021.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHORT TERM INVESTMENT

As of December 31, 2022 and 2021, the Company’s short term investment amounted to $7,800,723 and $2,105,938, respectively. On July 1, 2021, the Company entered into a financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD, pursuant to which Zhejiang Jilin Electronic Technology Co., LTD agreed to make short term investments with the amount contributed by the Company during the period from July 1, 2021 to June 30, 2023. The Company contributed a total of $500,000 under this agreement. During the year ended December 31, 2022, the Company purchased bank management products in a total amount of $7,405,433 (RMB50,000,000). As of December 31, 2022, the fair value of the Company’s bank management products and the financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD were $7,331,243(RMB50,565,049) and $469,480.The Company has recognized and measured these short-term investments as Level 2 assets based on the fair value hierarchy framework.

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the years ended December 31,
	2022		2021
Major customers representing more than 10% of the Company’s revenues
Company A	$15,570,726	17.14%	$18,252,003	18.47%
Company B	12,846,382	14.14%	14,766,702	14.94%
Total Revenues	$28,417,108	31.28%	$33,018,705	33.41%

	As of
	December 31, 2022		December 31, 2021
Major customers of the Company’s accounts receivable, net
Company A	2,266,095	15.81%	2,157,638	13.56%
Company B	2,140,591	14.93%	2,148,131	13.50%
Company C	1,430,298	9.98%	1,957,936	12.30%
Total	$5,836,984	40.72%	$6,263,705	39.36%

Accounts receivable from the Company’s major customers accounted for 40.72% and 39.36% of total accounts receivable balances as of December 31, 2022 and December 31, 2021, respectively.

There was no supplier representing more than 10% of the Company’s total purchases for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	December 31, 2022	December 31, 2021
Accounts receivable	$15,100,085	$16,774,321
Less: allowance for doubtful accounts	(762,325)	(859,319)
Accounts receivable, net	$14,337,760	$15,915,002

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE (CONTINUED)

Changes in the allowance for doubtful accounts are as follows:

	As of,,
	December 31, 2022	December 31, 2021
Beginning balance	$859,319	$986,532
Provision for doubtful accounts	(32,316)	(149,172)
Effect of FX change	(64,678)	21,959
Ending balance	$762,325	$859,319

NOTE 6 – INVENTORIES

	As of
	December 31, 2022	December 31, 2021
Raw materials	$7,975,097	$9,789,196
Revolving material	1,122,313	1,078,292
Consigned processing material	15,056	67,706
Work-in-progress	2,255,453	2,620,821
Finished goods	12,104,309	12,271,252
Less: inventory impairment	(375,846)	(23,793)
Inventories, net	$23,096,382	$25,803,474

Changes in the inventory reserves are as follows:

	As of
	December 31, 2022	December 31, 2021
Beginning balance	$23,793	$-
(Release of) inventory write-downs	359,534	23,536
Effect of FX change	(7,481)	257
Ending balance	$375,846	$23,793

NOTE 7 – NOTES RECEIVABLE

	As of
	December 31, 2022	December 31, 2021
Bank notes receivable:	$26,713,919	$36,075,366
Commercial notes receivable	2,034,960	1,475,755
Total	$28,748,879	$37,551,121

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to six months from the date of issuance. As of December 31, 2022, the Company pledged notes receivable for an aggregate amount of $15.51 million to Bank of Communications as a means of security for issuance of bank acceptance notes in an aggregate amount of $13.27 million. As of December 31, 2021, the Company pledged notes receivable for an aggregate amount of $28.14 million to Bank of Communications as a means of security for issuance of bank acceptance notes in an aggregate amount of $24.89 million. The Company expects to collect notes receivable within 6 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of December 31, 2022 and 2021, property, plant and equipment consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Buildings	$11,781,256	$12,751,105
Machinery	21,010,613	21,930,452
Motor vehicles	315,708	341,697
Electronic equipment	223,806	206,122
Fixed assets decoration*	-	-
Total property plant and equipment, at cost	33,331,383	35,229,376

Less: accumulated depreciation	(17,763,247)	(16,679,022)
Property, plant and equipment, net	$15,568,136	$18,550,354
Construction in process	17,078	407,199
Total	$15,585,214	$18,957,553

For the years ended December 31, 2022 and 2021, depreciation expense amounted to $2.44 million and $2.51 million, respectively, of which $1.47 million and $1.53 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

For the years ended December 31, 2022 and 2021, $0.38 million and $0 million of construction in progress were converted into fixed assets.

Restricted assets consist of the following:

	As of
	December 31, 2022	December 31, 2021
Buildings, net	$9,599,313	$11,314,916
Machinery, net	-	2,201,707
Total	9,599,313	13,516,623

As of December 31, 2022, 2022, the Company pledged its ownership interests in certain buildings for the book value of RMB65.00 million ($9.14 million) as security to ABC Xinchang and Rural Commercial Bank of PRC Co., Ltd., for loan facilities with an aggregate maximum principal amount of RMB167.73 million.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Land use rights, cost	$4,460,738	$4,827,951
Less: Accumulated amortization	(821,671)	(792,753)
Land use rights, net	$3,639,067	$4,035,198

As of December 31, 2022, the Company had land use rights with net book value of $3.64 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2021, the Company had land use rights with net book value of $4.04 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of December 31, 2022:

Years ending December 31,	Amortization expense
2023	$91,136
2024	91,136
2025	91,136
2026	91,136
2027	91,136
Thereafter	3,183,387
Total	$3,639,067

NOTE 10 – NOTES PAYABLE

	As of
	December 31, 2022	December 31, 2021
Bank acceptance notes	$28,272,472	$42,093,061
Total	$28,272,472	$42,093,061

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $3.43 million and $6.74 million restricted cash, $15.51 million and $28.14 million notes receivable, and $3.64 million and $4.04 land use rights, as of December 31, 2022 and 2021, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	December 31, 2022	December 31, 2021
Procurement of Materials	$24,541,774	$28,076,580
Infrastructure& Equipment	207,587	870,616
Freight fee	67,804	116,936
Total	$24,817,165	$29,064,132

NOTE 12 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	December 31, 2022	December 31, 2021
Collateralized bank loans	$7,536,392	$7,976,336
Unsecured bank loans	1,449,863	784,609
Total	$8,986,255	$8,760,945

Short-term loans as of December 31, 2022 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2022
August 29, 2023	Operating Loans	Agricultural Bank of PRC	3.85	$2,609,755
June 29, 2023	Operating Loans	Bank of Communications	3.85	$1,449,864
January 30, 2023	Operating Loans	Bank of Ningbo	1.12	$1,012,005
August 23, 2023	Operating Loans	Rural Commercial Bank of Xinchang	3.85	$2,464,768
February 23, 2023	Operating Loans	Industrial and Commercial Bank of Xinchang	4.05	$1,449,863
Total				$8,986,255

Short-term loans as of December 31, 2021 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2021
August 23, 2022	Operating Loans	Agricultural bank of PRC	4.57	$2,954,837
August 18, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,255,375
August 23, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,098,453
September 01, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,667,671
January 21, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$784,609
Total				$8,760,945

All short-term bank loans were obtained from local banks in the PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 4.10% and 4.628% for the years ended December 31, 2022 and 2021, respectively. The Company was in compliance with its financial covenants as of December 31, 2022 and 2021, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	December 31, 2022	December 31, 2021
Employee payables	747,923	946,678
Other tax payables	141,772	31,779
Other payable	88,403	44,283
Accrued expenses	569,292	175,687
Total	$1,547,390	$1,198,427

NOTE 14 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	December 31, 2022	December 31, 2021
Subsidy	1,812,759	2,212,938
Total	$1,812,759	$2,212,938

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of December 31, 2022, grant income decreased by $0.40 million, as compared to December 31, 2021. The change was mainly due to timing of incurring qualifying expenses.

NOTE 15 – LEASES

The Company leases its corporate offices and assembly site under operating leases, with initial terms of 3 years and 5.58 years, respectively. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. Supplemental cash flow information related to leases for the year ended December 31, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$337,235
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,835,406

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LEASES (CONTINUED)

Supplemental balance sheet information related to leases as of December 31, 2022 is as follows:

Operating leases:
Operating lease right-of-use assets	$2,627,110

Current portion of operating lease liabilities	$472,182
Long-term operating lease liabilities	2,176,130
Total operating lease liabilities	$2,648,312

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2022:

For the years ending December 31,	Operating Leases
2023	$593,781
2024	585,127
2025	589,272
2026	606,354
Thereafter	624,034
Total lease payments	$2,998,568

NOTE 16 – LONG TERM PAYABLES

	As of
	December 31, 2022	December 31, 2021
Long-term payables current portion	$-	$197,915
Long-term payables– non-current portion	-	-
Total	$-	$197,915

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of December 31, 2022 and December 31, 2021, the Company had no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 12,978,504 and 11,329,530 ordinary shares issued and outstanding, respectively.

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

In 2019, in connection with the Business Combination, 3,875,458 shares were redeemed and 81,400 shares were converted into ordinary shares, 1,906,542 ordinary shares were left outstanding upon consummation of the reverse recapitalization.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDER’S EQUITY (CONTINUED)

On October 24, 2020, the Company’s board of directors held a meeting and executed resolutions to approve the issuance of 120,000 ordinary shares to Raymond Wang, the Company’s chief executive officer, to offset unpaid salary to him in the amount of $120,833.33 and the issuance of 135,000 ordinary shares to Jing Jin, the Company’s chief financial officer, to offset unpaid salary to him in the amount of $60,000 and his personal loan to the Company in the amount of $75,000. On November 10, 2020, the Company issued 135,000 ordinary shares to Jing Jin. On December 30, 2020 and February 8, 2021, the Company issued 69,000 and 51,000 ordinary shares to Raymond Wang, respectively. In February 2021, the Company issued 48,344 ordinary shares from the exercise of warrants by certain warrant holders. On March 4, 2021, the Company issued 132,000 ordinary shares to Chardan from the exercise of Chardan’s unit purchase option to purchase 120,000 units. On April 19, 2021, the Company issued 2,500 ordinary shares to each of Peter Zuguang Wang, Charles Athle Nelson, Everett Xiaolin Wang, Ming Zhao and Bo Shen. On April 20, 2021, the Company issued 2,700 ordinary shares to Xiaqing Yang. On June 30, 2021, the Company closed a firm commitment offering of 857,844 ordinary shares at $8.16 per share with gross proceeds of $7,000,007 under its effective shelf registration statement. On July 27, 2022, the Company closed a firm commitment offering of 1,250,000 ordinary shares and 398,974 pre-funded warrants at $4.17 per share and $4.169 per pre-funded warrant with gross proceeds of $6,876,222 under its effective shelf registration statement.

Rights — Each holder of a right was entitled to receive one-tenth (1/10) of one ordinary share upon consummation of the Business Combination.

As of December 31, 2022, all of the existing Rights were converted into 468,200 ordinary shares as a result of the Business Combination.

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

NOTE 17 – SHAREHOLDER’S EQUITY (CONTINUED)

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

As of December 31, 2022, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of December 31, 2022, an option exercisable by Chardan for 120,000 units is outstanding.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – EARNINGS PER SHARE (CONTINUED)

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Year ended December 31,
	2022	2021
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$3,559,565	$6,265,578
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	11,886,876	10,840,638
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	11,886,876	10,840,638
Basic and diluted net income per share	$0.30	$0.58

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the years ended December 31, 2022 and 2021 are as follows:

	For the years ended December 31,
	2022	2021
Domestic Sales	$90,171,256	$98,278,264
International Sales	659,418	561,636
Total	$90,830,674	$98,839,900

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the year ended December 31, 2022 was 9.56%. The effective tax rate for the year ended December 31, 2022 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the year ended December 31, 2021 was 20.23%. The effective tax rate for the year ended December 31, 2021 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company had recorded $0 unrecognized benefit as of December 31, 2022 and December 31, 2021, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – COMMITMENTS AND CONTINGENCIES

(1) Pledged collateral for bank loans

On December 23, 2020, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (“ABC Xinchang”), pledging its land use rights and property ownership as security to ABC Xinchang, for a loan facility with a maximum principal amount of RMB69.77 million during the period from November 17, 2020 to November 16, 2023. As of December 31, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB18.00 million and RMB18.83 million, respectively.

On September 21, 2020, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of RMB37.95 million during the period from September 21, 2020 to September 20, 2026. As of December 31, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB17.00 million and RMB25.00 million, respectively.

On June 27, 2022, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Bank of Communications Co. LTD., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of RMB60.01 million during the period from June 27, 2022 to June 26, 2027. As of December 31, 2022 and December 31, 2021, the outstanding amount of the short-term bank loan under this pledge contract was RMB10.00 million and RMB0.00 million, respectively.

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

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of December 31, 2022:

For the years ending December 31,	Operating Leases
2023	$593,781
2024	585,127
2025	589,272
2026	606,354
Thereafter	624,034
Total lease payments	$2,998,568

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	December 31, 2022	December 31, 2021
Due to related parties:
Zhejiang Zhonggong Machinery Co., Ltd.[1]	$64,563	$409,807
Cenntro Smart Manufacturing Tech. Co., Ltd.[2]	2,683	2,903
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[3]	94,442	94,442
Cenntro Holding Limited[4]	1,341,627	1,341,627
Cenntro Automotive Corporation[4]	-	11,462
Xinchang County Jiuxin Investment Management Partnership (LP)[4]	-	1,569,218
Hangzhou Jiuru Economic Information Consulting Co. Ltd[4]	190,000	190,000
Total	$1,693,315	$3,619,459

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

The balance of due to related parties as of December 31, 2022 and December 31, 2021 consisted of:

1	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

2	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

3	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

4	Borrowings from related parties.

	As of
	December 31,	December 31,
	2022	2021
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	214,245	219,691
Cenntro Holding Limited	$36,455,662	$39,459,874
Total	$36,669,907	$39,679,565

The balance of due from related parties as of December 31, 2022 and December 31, 2021 consisted of:

Other receivable from Cenntro Holding Limited was $36.46 million and $39.46 million as of December 31, 2022 and December 31, 2021, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the years ended December 31, 2022 and 2021 are listed below:

	For the years ended December 31,
	2022	2021
Withdraw funds from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	$-	$77,611
Cenntro Holding Limited	-	251,973
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	207,352	35,080
Peter Zuguang Wang	-	25,000
Cenntro Smart Manufacturing Tech. Co., Ltd.	74,054	29,647

	For the years ended December 31,
	2022	2021
Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	$394,892	$139,699
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	209,383	677,697
Xinchang County Jiuxin Investment Management Partnership (LP)	1,481,087	2,851,515
Cenntro Smart Manufacturing Tech. Co., Ltd.	74,054	36,632
Peter Zuguang Wang	-	25,000
Cenntro Holding Limited	-	250,000
Zhejiang Kangchen Biotechnology Co., Ltd	-	64,505

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is March 31, 2023. All subsequent events requiring recognition as of December 31, 2022 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

As of December 31, 2022, the end of the fiscal year covered by this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weakness in internal controls over financial reporting as described below. Greenland’s management anticipates that the Company’s disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

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

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation on the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under this framework, Greenland’s management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weakness:

●	The lack of sufficient and competent financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements.

Based on the above factors, management concluded that our insufficient knowledge of U.S. GAAP and SEC rules represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2022.

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions. To strengthen the Company’s internal control over financial reporting, the Company expects to implement the following remedial actions during fiscal year 2023:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Peter Zuguang Wang(5)	68	Chairman of the Board of Directors
Raymond Z. Wang	39	Chief Executive Officer and President
Jing Jin	39	Chief Financial Officer
Ming Zhao(1)(4)	46	Independent Director
Charles Athle Nelson(1)(2)(3)(4)	70	Independent Director
Everett Xiaolin Wang(2)(3)(4)	61	Independent Director
Frank Shen(1)(2)(3)(5)	53	Independent Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)	Class I director

(5)	Class II director

Mr. Peter Zuguang Wang has served as the chairman of the board of directors of the Company since October 24, 2019. In addition, Mr. Wang has served as Zhongchai Holding’s sole director since its inception in April, 2009. He has also served as the Chief Executive Officer of Cenntro Automotive Group, a company that designs and manufactures all-electric utility vehicles for sale in the United States, Europe and the PRC, since February 2013. Mr. Peter Wang has served as the president of Shangri-La Plantation LLC since August 2002. Mr. Peter Wang has served as the chief executive officer and chairman of the board of directors of Cenntro Electric Group Limited, a Nasdaq listed company (Nasdaq: CENN) since its inception in May 2017. Mr. Wang has also served as the managing director of Cenntro Holding Limited and Cenntro Enterprises Limited since December 2005 and October 2020, respectively. Mr. Wang earned his dual Bachelor of Science degrees in Mathematics and Computer Science and Master of Science degree in Electrical Engineering from University of Illinois at Chicago in 1983. He received a Master of Business Administration degree in Marketing from Nova South-eastern University.

Mr. Raymond Z. Wang has served as our Chief Executive Officer and President since October 24, 2019. He has also served as the Chief Executive Officer of Zhongchai Holding since April 2019 and the Chief Executive Officer of HEVI Corp. since January 2020. From February 2019 to November 2020, Mr. Wang served as Chairman of the board of ONE Project, a non-profit organization that unifies local communities to collectively tackle social issues such as hunger. From November 2017 to March 2019, Mr. Wang was the President of Devirra Corporation, a warehousing management and logistic company. From August 2007 to July 2017, Mr. Wang worked as the Vice President at Bank of America Merrill Lynch, developing a client acquisition channel for an online platform. From December 2005 to March 2007, Mr. Wang served as the Financial Advisor at Cowan Financial Group, a full-service financial planning and consulting firm, in New York. Mr. Wang received his Bachelor’s degree in Economics from Rutgers University.

Mr. Jing Jin has served as our Chief Financial Officer since October 24, 2019. He has also served as the Chief Financial Officer of Zhongchai Holding since August 2019. Prior to that, Mr. Jin served as the Chief Financial Officer of Tantech Holdings Ltd. (Nasdaq: TANH), a manufacturer of bamboo-based charcoal products in the PRC, from May 2016 to June 2019. From January 2014 to February 2015, Mr. Jin served as Senior Adviser for AAIC (Shanghai) Co., Ltd., a consulting company in the PRC, responsible for overseeing M&A transactions. From September 2011 to November 2013, he worked as a senior financial adviser in CanAccess Int’l Financial Consultants Ltd. in Vancouver, Canada, responsible for small-medium enterprises’ financing both in private and public sectors. From December 2008 to August 2011, Mr. Jin was an audit associate at MaloneBailey LLP, an accounting firm, in its offices in Canada and the PRC. Mr. Jin graduated from Simon Fraser University in June 2008 in Burnaby, Canada with a Bachelor of Business Administration degree.

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

Mr. Everett Xiaolin Wang has served as our independent director since October 24, 2019. Dr. Wang has served as a professor and primarily conducts research activities at Kesi Technology (Wenzhou) Researh Institute since November 2021. From October 2016 to October 2021, Dr. Wang served as a professor at School of Information Engineering of Guangdong University of Technology in Guangdong, the PRC and a distinguished professor under the University 100 Talents Plan. He has served as session or local chairs of IEEE International Conference in 2013, 2015, 2016 and 2018. Since 2014, he has been reviewer for IEEE Transaction on Intelligent Transportation Systems, as well as Journal of Nonlinear Dynamics. Dr. Wang received his Bachelor of Science degree in Physics from Peking University in 1982, his Master of Science degree in Theoretical Physics from Institute of Theoretical Physics, Academy of Sciences of PRC in 1986, and his Ph.D. degree from the University of Texas at Austin in Electrical and Computer Engineering in 1993.

Mr. Frank Shen has served as our independent director since December 2020. Mr. Shen has more than 20 years of research and development and operation experience in telecommunication and networking technology. Since March 2023, Mr. Shen has served as an engineer at Mitel Networks, a well-known telecommunications company. Mr. Shen received his bachelor degree in Electrical & Computer Engineering in 1991 and his bachelor’s degree of telecommunication from Zhejiang University.

Board Diversity Matrix

Board Diversity Matrix as of December 31, 2022
Total Number of Directors	5
	Female	Male		Non-Binary	Did Not Disclose Gender
Part I: Gender Identity				—	—
Directors	—	5		—	—
Part II: Demographic Background	—	—		—	—
African American or Black	—	—		—	—
Alaskan Native or Native American	—	—		—	—
Asian	—	4		—	—
Hispanic or Latinx	—	—		—	—
Native Hawaiian or Pacific Islander	—	—		—	—
White	—	1		—	—
Two or More Races or Ethnicities	—	—		—	—
LGBTQ+			—
Did Not Disclose Demographic Background			—

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

Number and Terms of Office of Officers and Directors

The directors of the board of directors consist of two classes, being the class I directors (the “Class I Directors”) and the class II directors (the “Class II Directors”). The term of office of the second class of directors, consisting of Mr. Peter Zuguang Wang and Mr. Frank Shen, will expire at the annual general meeting in 2023. The term of office of the first class of directors, consisting of Mr. Ming Zhao, Mr. Charles Athle Nelson, and Mr. Everett Xiaolin Wang, will expire at the annual general meeting in 2024. Directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting following their election. Except as the BVI Business Companies Act, 2004 (the “Act”) or any applicable law may otherwise require, in the interim between an annual general meeting, or general meeting called for the election of directors, and the removal of one or more directors, any vacancy on the board of directors may be filled by the majority vote of the remaining directors.

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

Board Meetings

Our board of directors held four meetings during the fiscal year ended December 31, 2022. A majority of directors attended the meetings of the board of directors.

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

Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons, other than the filings of Mr. Peter Zuguang Wang, its chairman of the board of directors, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Raymond Z. Wang,	2022	200,000	-	-	-	-	-	-	200,000
Chief Executive Officer and President(1)	2021	145,000	-	395,760	-	-	-	-	540,760

Jing Jin,	2022	200,000	-	-	-	-	-	-	200,000
Chief Financial Officer(2)	2021	136,000	-	-	-	-	-	-	136,000

(1)	Mr. Wang has served as the Chief Executive Officer and President of the Company since October 24, 2019.

(2)	Mr. Jin has served as the Chief Financial Officer of the Company since October 24, 2019.

Employment Agreements

On October 24, 2019, the Company entered into employment agreements (each an “Employment Agreement,” collectively, the “Employment Agreements”) with Mr. Raymond Z. Wang and Mr. Jing Jin (each an “officer,” collectively, “Officers”), all of which are filed as exhibits to the form 8-K we filed with the SEC on October 30, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercise and Stock Vested Table

In the fiscal year ended December 31, 2022, there was no exercise of stock options, share appreciation rights or similar instruments, or vesting of shares, including restricted shares, restricted share units and similar instruments by our executive officers.

Pension Benefits

We do not offer our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

We do not pay our directors in connection with attending individual board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. In addition to reimbursement for reasonable expenses incurred in connection with serving on the board of directors, we paid our directors who served during the fiscal year ended December 31, 2022 compensation as follows:

Director Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Zuguang Wang	-25,000	-	-	-	-	-	-25,000
Ming Zhao	-25,000	-	-	-	-	-	-25,000
Charles Athle Nelson	-25,000	-	-	-	-	-	-25,000
Everett Xiaolin Wang	-25,000	-	-	-	-	-	-25,000
Frank Shen	-25,000	-	-	-	-	-	-25,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the beneficial ownership of our ordinary shares by:

●	each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;

●	each of our directors, persons chosen to become a director and named executive officers; and

●	our directors and named executive officers as a group.

The numbers of ordinary shares outstanding and the percentage of beneficial ownership are based on 12,978,504 ordinary shares issued and outstanding as of March 28, 2023. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days. These securities, however, are not included in the computation of the percentage ownership of any other person. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Title of Class	Name and Address of Beneficial Owner**†	Amount	Percent of Class

Directors and named Executive Officers

Ordinary Shares	Peter Zuguang Wang(1)	6,214,240	47.88%

Ordinary Shares	Raymond Z. Wang	120,000	*

Ordinary Shares	Jing Jin	-	-

Ordinary Shares	Ming Zhao	2,500	*

Ordinary Shares	Charles Athle Nelson	2,500	*

Ordinary Shares	Everett Xiaolin Wang	2,500	*

Ordinary Shares	Frank Shen	2,500	*

Ordinary Shares	All Directors and executive officers as a group:	6,344,240	48.88%

Principle Shareholders:

Ordinary Shares	Peter Zuguang Wang and his affiliated entity(1)	6,214,240	47.88%

*	Aggregate number of shares accounts for less than 1% of our total ordinary shares outstanding as of the date of this Report.

**	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

†	The business address of such individual is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512.

(1)	Represents 2,500 ordinary shares directly owned by Peter Zuguang Wang and 6,211,740 ordinary shares held by Cenntro Holding Limited, a company incorporated in Hong Kong and wholly owned by Peter Zuguang Wang.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about ordinary shares that may be issued under our exiting equity compensation plans as of December 31, 2022.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,848,080	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—

(1)	Includes 997,300 ordinary shares available for future issuance under the 2020 Equity Incentive Plan and 1,850,780 ordinary shares available for future issuance under the 2021 Share Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

Summary of Balances with Related Parties:

	As of
	December 31, 2022	December 31, 2021
Due to related parties:
Zhejiang Zhonggong Machinery Co., Ltd.[1]	$64,563	$409,807
Cenntro Smart Manufacturing Tech. Co., Ltd.[2]	2,683	2,903
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[3]	94,442	94,442
Cenntro Holding Limited[4]	1,341,627	1,341,627
Cenntro Automotive Corporation[4]	-	11,462
Xinchang County Jiuxin Investment Management Partnership (LP)[4]	-	1,569,218
Hangzhou Jiuru Economic Information Consulting Co. Ltd[4]	190,000	190,000
Total	$1,693,315	$3,619,459

The balance of due to related parties as of December 31, 2022 and December 31, 2021 consisted of:

1	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

2	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

3	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

4	Borrowings from related parties.

	As of
	December 31,	December 31,
	2022	2021
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	214,245	219,691
Cenntro Holding Limited	$36,455,662	$39,459,874
Total	$36,669,907	$39,679,565

The balance of due from related parties as of December 31, 2022 and December 31, 2021 consisted of:

Other receivable from Cenntro Holding Limited was $36.46 million and $39.46 million  as of December 31, 2022 and December 31, 2021, respectively.

Summary of Related Party Funds Lending

A summary of funds lending with related parties for the years ended December 31, 2022 and 2021 are listed below:

	For the years ended December 31,
	2022	2021
Withdraw funds from related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	$-	$77,611
Cenntro Holding Limited	-	251,973
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	207,352	35,080
Peter Zuguang Wang	-	25,000
Cenntro Smart Manufacturing Tech. Co., Ltd.	74,054	29,647

	For the years ended December 31,
	2022	2021
Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	$394,892	$139,699
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	209,383	677,697
Xinchang County Jiuxin Investment Management Partnership (LP)	1,481,087	2,851,515
Cenntro Smart Manufacturing Tech. Co., Ltd.	74,054	36,632
Peter Zuguang Wang	-	25,000
Cenntro Holding Limited	-	250,000
Zhejiang Kangchen Biotechnology Co., Ltd	-	64,505

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” for details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms during fiscal years ended December 31, 2022 and 2021:

WWC, P.C.

	Year ended December 31, 2022	Year ended December 31, 2021

Audit Fees (1)	$275,000	$250,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$275,000	$250,000

(1)	Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

(3)	Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning.

(4)	All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy

Pursuant to audit committee charter, our audit committee has approved in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Exhibit Description
3.1	Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.2	Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.2 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.3	Second Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
3.4	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019 (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on October 30, 2019)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the annual report on Form 10-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on April 3, 2020)
4.2	Warrant Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
4.3	Rights Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
10.1	Registration Rights Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.2	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of the Company, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.3	Employment Agreement, dated October 24, 2019 by and between the Company and Raymond Z. Wang ((incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.4	Employment Agreement, dated October 24, 2019 by and between the Company and Jing Jin (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.5	Extension Agreement entered into by and between the Company and Cenntro Holdings Limited dated November 21, 2020 (incorporated herein by reference to Exhibit 10.1 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 23, 2020)
10.6	Lease Agreement dated April 1, 2021 by and between SFA 50 Millstone Road, LLC and Greenland Technologies Corp. (incorporated herein by reference to Exhibit 10.2 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on May 12, 2021)

10.7	At the Market Offering Agreement by and between Greenland Technologies Holding Corporation and H.C. Wainwright & Co., LLC, dated November 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on November 22, 2021)
10.8	Channel Partner Agreement by and between Greenland Technologies Corp. and Elive Maroc S.A.R.L. A.U, dated November 20, 2021 (incorporated herein by reference to Exhibit 10.13 to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on March 31, 2022)
10.9	Repayment Agreement entered into by and between the Company and Cenntro Holdings Limited dated March 30, 2022 (incorporated herein by reference to Exhibit 10.14s to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on March 31, 2022)
10.10	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Bank of Communications, dated June 28, 2022 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 14, 2022)
10.11	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Zhejiang Xinchang Rural Commercial Bank Co., Ltd., dated August 25, 2022 (incorporated herein by reference to Exhibit 10.5 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 14, 2022)
10.12	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Agricultural Bank of China, dated August 30, 2022 (incorporated herein by reference to Exhibit 10.6 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 14, 2022)
14.1	Form of Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of WWC P.C., independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

By:	/s/ Raymond Z. Wang
Name:	Raymond Z. Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Raymond Z. Wang	Chief Executive Officer and President	March 31, 2023
Raymond Z. Wang	(Principal Executive Officer)

/s/ Jing Jin	Chief Financial Officer and Corporate Secretary	March 31, 2023
Jing Jin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Zuguang Wang	Chairman of the Board and Director	March 31, 2023
Peter Zuguang Wang

/s/ Everett Xiaolin Wang	Director	March 31, 2023
Everett Xiaolin Wang

/s/ Ming Zhao	Director	March 31, 2023
Ming Zhao

/s/ Charles Athle Nelson	Director	March 31, 2023
Charles Athle Nelson

/s/ Frank Shen	Director	March 31, 2023
Frank Shen