Form 10-Q
period 2023-03-31
Greenland Technologies Holding Corp.
filed 2023-05-19
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 19, 2023, there were 12,978,504 ordinary shares of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023

TABLE OF CONTENTS

PAGE	F-1–F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

PAGE	F-5–F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

PAGE	F-7–F-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(IN U.S. DOLLARS)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$15,401,387	$16,295,695
Restricted cash	4,859,230	3,433,361
Short Term Investment	5,968,897	7,800,723
Notes receivable	28,979,885	28,748,879
Accounts receivable, net of allowance for doubtful accounts of $1,005,569 and $762,325, respectively	19,383,411	14,337,760
Inventories	22,502,791	23,096,382
Due from related parties-current	36,829,529	36,669,907
Advance to suppliers	626,646	412,766
Prepayments and other current assets	611,559	1,568,687
Total Current Assets	$135,163,335	$132,364,160

Non-current asset
Property, plant, equipment and construction in progress, net	15,165,621	15,585,214
Land use rights, net	3,632,351	3,639,067
Other intangible assets	133,422	147,465
Long term investment	300,000	250,000
Deferred tax assets	271,609	219,207
Operating lease right-of-use assets	2,503,903	2,627,110
Other non-current assets	255,339	283,118
Total non-current assets	$22,262,245	$22,751,181
TOTAL ASSETS	$157,425,580	$155,115,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 (Continued)

(IN U.S. DOLLARS)

	March 31,	December 31,
	2023	2022

Current Liabilities
Short-term bank loans	$7,717,398	$8,986,255
Notes payable-bank acceptance notes	25,230,911	28,272,472
Accounts payable	28,421,937	24,817,165
Taxes payables	158,802	192,478
Customer deposits	196,028	227,432
Due to related parties	1,693,605	1,693,315
Other current liabilities	2,001,331	1,547,390
Current portion of operating lease liabilities	482,122	472,182
Total current liabilities	$65,902,134	$66,208,689

Long-term liabilities
Long term operating lease liabilities	2,048,848	2,176,130
Other long-term liabilities	1,780,929	1,812,759
Total long-term liabilities	$3,829,777	$3,988,889
TOTAL LIABILITIES	$69,731,911	$70,197,578

COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, unlimited shares authorized; 12,978,504 and 12,978,504 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	-	-
Additional paid-in capital	32,955,927	32,955,927
Statutory reserves	3,842,331	3,842,331
Retained earnings	38,675,236	37,228,261
Accumulated other comprehensive income (loss)	(2,619,067)	(2,831,419)
Total shareholders’ equity	$72,854,427	$71,195,100
Non-controlling interest	14,839,242	13,722,663
TOTAL EQUITY	$87,693,669	$84,917,763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,425,580	$155,115,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2023	2022
REVENUES	$22,149,360	$29,306,957
COST OF GOODS SOLD	16,625,930	22,938,983
GROSS PROFIT	5,523,430	6,367,974
Selling expenses	387,485	639,647
General and administrative expenses	1,641,904	1,279,746
Research and development expenses	1,119,891	1,082,594
Total operating expenses	$3,149,280	$3,001,987
INCOME FROM OPERATIONS	$2,374,150	$3,365,987
Interest income	30,393	12,562
Interest expense	(66,493)	(105,009)
Loss on disposal of property and equipment	-	(404)
Other income	417,382	261,032
INCOME BEFORE INCOME TAX	$2,755,432	$3,534,168
INCOME TAX	296,858	619,370
NET INCOME	$2,458,574	$2,914,798
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,011,599	1,127,746
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$1,446,975	$1,787,052
OTHER COMPREHENSIVE INCOME (LOSS):	317,332	373,910
Unrealized foreign currency translation income (loss) attributable to Greenland technologies holding corporation and subsidiaries	212,352	248,082
Unrealized foreign currency translation income (loss) attributable to Noncontrolling interest	104,980	125,828
Comprehensive income (loss)	1,659,327	2,035,134
Noncontrolling interest	1,116,579	1,253,574
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	12,978,504	11,329,530
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.11	0.16

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance at December 31, 2021	11,329,530	-	$23,759,364	$1,014,399	3,842,331	$33,668,696	$12,559,876	$74,844,666
Sale of shares and warrants	-	-	77,069	-	-	-	-	77,069
Net income	-	-	-	-	-	1,787,052	1,127,746	2,914,798
Foreign currency translation adjustment	-	-	-	248,082	-	-	125,828	373,910
Balance at March 31, 2022	11,329,530	-	$23,836,433	$1,262,481	3,842,331	$35,455,748	$13,813,450	$78,210,443

Balance at December 31, 2022	12,978,504	-	$32,955,927	$(2,831,419)	3,842,331	$37,228,261	$13,722,663	$84,917,763
Net income	-	-	-	-	-	1,446,975	1,011,599	2,458,574
Foreign currency translation adjustment	-	-	-	212,352	-	-	104,980	317,332
Balance at March 31, 2023	12,978,504	-	$32,955,927	$(2,619,067)	3,842,331	$38,675,236	$14,839,242	$87,693,669

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,458,574	$2,914,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542,713	631,150
Loss on disposal of property and equipment	-	(404)
Increase in allowance for doubtful accounts	240,845	5,203
Increase in allowance for notes receivable	-	-
Increase in provision for inventory	59,521	(23,930)
Deferred tax assets	(51,647)	(534,516)
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(5,243,127)	(8,726,726)
Notes receivable	(107,492)	(4,225,481)
Inventories	636,181	999,943
Advance to suppliers	(212,885)	(195,582)
Other current and noncurrent assets	2,874,700	(2,016,804)
Increase (Decrease) In:
Accounts payable	3,510,741	3,042,556
Customer deposits	(32,504)	53,207
Other current liabilities	(574,123)	1,103,368
Income tax payable	(34,633)	(108,679)
Due to related parties	(8,611)	58,839
Other long-term liabilities	(301,935)	(166,858)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,756,318	$1,261,046

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long term assets	$(16,929)	$(101,188)
Proceeds from government grants for construction	262,145	102,200
Investment in a joint venture	(50,000)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$195,216	$1,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$1,169,197	$1,578,233
Repayments of short-term bank loans	(2,481,621)	(789,116)
Notes payable	(3,175,115)	(5,244,491)
Proceeds from related parties	-	-
Repayment of loans from related parties	-	(1,578,233)
Repayment of loans from third parties	(438,449)	-
Proceeds from third parties	1,461,497	-
Proceeds from equity and debt financing	-	77,069
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(3,464,491)	$(5,956,538)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$487,043	$(4,694,480)
Effect of exchange rate changes on cash	44,518	78,040
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	19,729,056	17,800,892
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$20,260,617	$13,184,452
Bank balances and cash	15,401,387	6,853,839
Bank balances and cash included in assets classified as restricted cash	4,859,230	6,330,613

Supplemental Disclosure of Cash Flow Information
Income taxes paid	-	-
Interest paid	77,073	99,343

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $29.31 million for the three months ended March 31, 2022 to $22.15 million for the three months ended March 31, 2023. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume, driven by the poor market conditions for the three months ended March 31, 2023. Based on the revenues for the three months ended March 31, 2023 and 2022, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the three months ended March 31, 2023 and 2022, Greenland sold an aggregate of 36,841 and 41,902 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

The COVID-19 pandemic has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. For the three months ended March 31, 2023 and 2022, we experienced rising material costs due to the pandemic. As of the date of this report, Chinese industries have gradually resumed businesses as the Chinese government lifted its COVID-19 protocols and measures since December 2022. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

The Company’s Shareholders

As of March 31, 2023, Cenntro Holding Limited owned 47.86% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.47% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.47% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.528% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest.On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, closed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. As of March 31, 2023, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of March 31, 2023, are as follows:

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Greenland Technologies Holding Corporation and its subsidiaries and have been prepared in accordance with U.S. GAAP. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2023 and 2022 include allowance for doubtful accounts, reserve for inventories, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets and valuation of deferred tax assets and accruals for taxes due.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”). The functional currency of the Company is Renminbi (“RMB”). Transactions in foreign currencies are initially recorded at the functional currency rate then-in-effect at the date of the transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations.

	As of
	March 31, 2023	December 31, 2022
Period end RMB: US$ exchange rate	6.8676	6.8972

	For the three months ended March 31,
	2023	2022
Period average RMB: US$ exchange rate	6.8423	6.3362

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current creditworthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. Credit periods to customers are within 60 days after customers received the purchased goods. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. Balance of allowance of doubtful accounts was $1.01 million and $0.76 million as of March 31, 2023 and December 31, 2022, respectively.

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.63 million and $0.41 million as of March 31, 2023 and December 31, 2022, respectively.

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

There was no impairment loss recognized for the three months ended March 31, 2023 and 2022.

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

Contracts do not offer any price protection, but allow for the return of certain goods if quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the three months ended March 31, 2023 and 2022. The total rebates amount accounted for around 0.52% and 0.63% of the total revenue of Greenland for the three months ended March 31, 2023 and 2022.

The following table sets forth disaggregation of revenue:

	For the three months ended March 31,
Major Product	2023	2022
Transmission boxes for Forklift	20,868,739	25,405,541
Transmission boxes for Non-Forklift (EV, etc.)	1,280,621	3,901,416
Total	22,149,360	29,306,957

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $1,119,891 and $1,082,594 for the three months ended March 31, 2023 and 2022, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.78 million and $1.81 million as of March 31, 2023 and December 31, 2022, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2023 and December 31, 2022, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2023 and December 31, 2022. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2023 and December 31, 2022.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019- 11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019- 11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016- 13, ASU 2018- 19, ASU 2019-04, ASU 2019-05, ASU 2019- 11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In December 2019, the FASB issued ASU No 2019- 12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019- 12”). ASU 2019- 12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019- 12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company adopted ASU 2020-04, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHORT TERM INVESTMENT

As of March 31, 2023 and December 31, 2022, the Company’s short term investment amounted to $5,968,897 and $7,800,723, respectively. On July 1, 2021, the Company entered into a financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD, pursuant to which Zhejiang Jilin Electronic Technology Co., LTD agreed to make short term investments with the amount contributed by the Company during the period from July 1, 2021 to June 30, 2023. The Company contributed a total amount of $500,000 under this agreement. On March 27, 2023, the contract was terminated early and the Company received a total amount of $493,943(RMB3,400,005). For the six months ended March 31 2023, the Company purchased bank management products in a total amount of $5,845,987 (RMB40,000,000). As of March 31, 2023, the fair value of the Company’s bank management products was $5,968,897 (RMB40,992,000). The Company has recognized and measured these short term investments as Level 2 assets based on the fair value hierarchy framework.

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the three months ended March 31,
	2023		2022
Major customers representing more than 10% of the Company’s revenues
Company A	$4,329,109	19.55%	$6,774,618	23.12%
Company B	2,545,243	11.49%	4,507,829	15.38
Total Revenues	$6,874,352	31.04%	$11,282,447	38.50%

	As of
	March 31, 2023		December 31, 2022
Major customers of the Company’s accounts receivable, net
Company A	2,515,734	12.98%	2,266,095	15.81%
Company B	1,923,656	9.92%	2,140,591	14.93%
Company C	1,800,298	9.29%	1,430,298	9.98%
Total	$6,239,688	32.19%	$5,836,984	40.72%

Accounts receivable from the Company’s major customers accounted for 32.19% and 40.72% of total accounts receivable balances as of March 31, 2023 and December 31, 2022, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2023 and 2022, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	March 31, 2023	December 31, 2022
Accounts receivable	$20,388,980	$15,100,085
Less: allowance for doubtful accounts	(1,005,569)	(762,325)
Accounts receivable, net	$19,383,411	$14,337,760

Changes in the allowance for doubtful accounts are as follows:

	As of
	March 31, 2023	December 31, 2022
Beginning balance	$762,325	$859,319
Provision for doubtful accounts	240,845	(32,316)
Effect of FX change	2,399	(64,678)
Ending balance	$1,005,569	$762,325

NOTE 6 – INVENTORIES

	As of
	March 31, 2023	December 31, 2022
Raw materials	$8,334,550	$7,975,097
Revolving material	1,157,825	1,122,313
Consigned processing material	40,270	15,056
Work-in-progress	2,480,940	2,255,453
Finished goods	10,925,583	12,104,309
Less: inventory impairment	(436,377)	(375,846)
Inventories, net	$22,502,791	$23,096,382

Changes in the inventory reserves are as follows:

	As of
	March 31, 2023	December 31, 2022
Beginning balance	$375,846	$23,793
(Release of) inventory write-downs	59,521	359,534
Effect of FX change	1,010	(7,481)
Ending balance	$436,377	$375,846

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTES RECEIVABLE

	As of
	March 31, 2023	December 31, 2022
Bank notes receivable:	$26,025,808	$26,713,919
Commercial notes receivable	2,954,077	2,034,960
Total	$28,979,885	$28,748,879

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to six months from the date of issuance. As of March 31, 2023, the Company pledged notes receivable for an aggregate amount of $16.52 million to Bank of Ningbo and Bank of Hangzhou as a means of security for issuance of bank acceptance notes for an aggregate amount of $17.61 million. As of December 31, 2022, the Company pledged notes receivable for an aggregate amount of $15.51 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $13.27 million. The Company expects to collect notes receivable within 6 months.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of March 31, 2023 and December 31, 2022, property, plant and equipment consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Buildings	$11,832,035	$11,781,256
Machinery	21,123,822	21,010,613
Motor vehicles	317,068	315,708
Electronic equipment	235,462	223,806
Fixed assets decoration*	-	-
Total property plant and equipment, at cost	33,508,387	33,331,383

Less: accumulated depreciation	(18,359,517)	(17,763,247)
Property, plant and equipment, net	$15,148,470	$15,568,136
Construction in process	17,151	17,078
Total	$15,165,621	$15,585,214

For the three months ended March 31, 2023 and 2022, depreciation expense amounted to $0.54 million and $0.63 million, respectively, of which $0.30 million and $0.38 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the three months ended March 31, 2023 and 2022, $0 and $0.31 of construction in progress were converted into fixed assets.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS (CONTINUED)

Restricted assets consist of the following:

	As of
	March 31, 2023	December 31, 2022
Buildings, net	$9,527,131	$9,599,313
Machinery, net	-	-
Total	9,527,131	9,599,313

As of March 31, 2023, the Company pledged its ownership interests in certain buildings for book value of RMB65.43 million ($9.53 million) as security with Agricultural Bank of PRC Co., Ltd. Xinchang County Sub-Branch (“ABC Xinchang”) and Rural Commercial Bank of Xinchang, for its loan facility with maximum exposure of RMB167.73 million.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Land use rights, cost	$4,479,964	$4,460,738
Less: Accumulated amortization	(847,613)	(821,671)
Land use rights, net	$3,632,351	$3,639,067

As of March 31, 2023, the Company had land use rights with net book value of $3.63 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2022, the Company had land use rights with net book value of $3.64 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of March 31, 2023:

Years ending March 31,	Amortization expense
2024	$89,931
2025	89,931
2026	89,931
2027	89,931
2028	89,931
Thereafter	3,182,696
Total	$3,632,351

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE

	As of
	March 31, 2023	December 31, 2022
Bank acceptance notes	$25,230,911	$28,272,472
Total	$25,230,911	$28,272,472

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $4.86 million and $3.43 million restricted cash, $16.52 million and $15.51 million notes receivable, and $3.63 million and $3.64million land use rights, as of March 31, 2023 and December 31, 2022, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 11 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	March 31, 2023	December 31, 2022
Procurement of Materials	$28,082,352	$24,541,774
Infrastructure& Equipment	259,196	207,587
Freight fee	80,389	67,804
Total	$28,421,937	$24,817,165

NOTE 12 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	March 31, 2023	December 31, 2022
Collateralized bank loans	$6,552,508	$7,536,392
Unsecured bank loans	1,164,890	1,449,863
Total	$7,717,398	$8,986,255

Short-term loans as of March 31, 2023 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	March 31, 2023
August 29, 2023	Operating Loans	Agricultural Bank of PRC	3.85	$2,621,003
June 29, 2023	Operating Loans	Bank of Communications	3.85	$1,456,113
August 23, 2023	Operating Loans	Rural Commercial Bank of Xinchang	3.85	$2,475,392
February 23, 2024	Operating Loans	Industrial and Commercial Bank of Xinchang	4.05	$1,164,890
Total				$7,717,398

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

The average annual interest rate of the short-term bank loans was 3.880% and 4.344% for the three months ended March 31, 2023 and 2022, respectively. The Company was in compliance with its loan financial covenants as of March 31, 2023 and December 31, 2022, respectively.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	March 31, 2023	December 31, 2022
Employee payables	159,569	747,923
Other tax payables	817,634	141,772
Other payable	162,977	88,403
Accrued expenses	861,151	569,292
Total	$2,001,331	$1,547,390

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	March 31, 2023	December 31, 2022
Subsidy	1,780,929	1,812,759
Total	$1,780,929	$1,812,759

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of March 31, 2023, grant income decreased by $0.03 million, as compared to December 31, 2022. The change was mainly due to timing of incurring qualifying expenses.

NOTE 15 – LEASES

The Company leases its corporate offices and assembly site under operating leases, with initial terms of 3 years and 5.58 years, respectively. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. Supplemental cash flow information related to leases for the three months ended March 31, 2023 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$146,106
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-

Supplemental balance sheet information related to leases as of March 31, 2023 is as follows:

Operating leases:
Operating lease right-of-use assets	$2,503,903

Current portion of operating lease liabilities	$482,122
Long-term operating lease liabilities	2,048,848
Total operating lease liabilities	$2,530,970

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2023:

For the years ending March 31,	Operating Leases
2024	$597,777
2025	579,901
2026	593,457
2027	610,686
Thereafter	470,641
Total lease payments	$2,852,462

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of March 31, 2023 and December 31, 2022, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 12,978,504 and 12,978,504 ordinary shares issued and outstanding.

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

As of March 31, 2023, all of the existing Rights had been converted into 468,200 ordinary shares as a result of the Business Combination.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SHAREHOLDER’S EQUITY (CONTINUED)

Warrants — Redeemable warrants sold as part of the units in the Company’s initial public offering, or the Public Warrants (together with the Private Warrants (as defined below), the “Warrants”) may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants have been exercisable since October 24, 2019. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2023, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of March 31, 2023, an option exercisable by Chardan for 120,000 units is outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended March 31,
	2023	2022
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$1,446,975	$1,787,052
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	12,978,504	11,329,530
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	12,978,504	11,329,530
Basic and diluted net income per share	$0.11	$0.16

NOTE 18 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three months ended March 31, 2023 and 2022 are as follows:

	For the three months ended March 31,
	2023	2022
Domestic Sales	$22,129,222	$29,132,922
International Sales	20,138	174,035
Total	$22,149,360	$29,306,957

NOTE 19 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the three months ended March 31, 2023 was 10.77%. The effective tax rate for the three months ended March 31, 2023 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the three months ended March 31, 2022 was 17.53%. The effective tax rate for the three months ended March 31, 2022 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of March 31, 2023 and December 31, 2022, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

Pledged collateral for bank loans

On December 23, 2020, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with ABC Xinchang, pledging its land use rights and property ownership as security to ABC Xinchang, for a loan facility with a maximum principal amount of RMB69.77 million during the period from November 17, 2020 to November 16, 2023. As of March 31, 2023 and December 31, 2022, the outstanding amount of the short-term bank loan under this pledge contract was RMB18.00 million and RMB18.00 million, respectively.

On September 21, 2020, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of RMB37.95 million during the period from September 21, 2020 to September 20, 2026. As of March 31, 2023 and December 31, 2022, the outstanding amount of the short-term bank loan under this pledge contract was RMB17.00 million and RMB17.00 million, respectively.

On June 27, 2022, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Bank of Communications Co. LTD., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of RMB60.01 million during the period from June 27, 2022 to June 26, 2027. As of March 31, 2023 and December 31, 2022, the outstanding amount of the short-term bank loan under this pledge contract was RMB10.00 million and RMB10.00 million, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Facility Leases

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

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of March 31, 2023:

For the years ending March 31,	Operating Leases
2024	$597,777
2025	579,901
2026	593,457
2027	610,686
Thereafter	470,641
Total lease payments	$2,852,462

NOTE 21 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of Balances with Related Parties:

	As of
	March 31, 2023	December 31, 2022
Due to related parties:
Zhejiang Zhonggong Machinery Co., Ltd.[1]	$64,842	$64,563
Cenntro Smart Manufacturing Tech. Co., Ltd.[2]	2,694	2,683
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[3]	94,442	94,442
Cenntro Holding Limited[4]	1,341,627	1,341,627
Hangzhou Jiuru Economic Information Consulting Co. Ltd[4]	190,000	190,000
Total	$1,693,605	$1,693,315

The balance of due to related parties as of March 31, 2023 and December 31, 2022 consisted of:

1	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

2	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

3	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

4	Borrowings from related parties.

	As of
	March 31,	December 31,
	2023	2022
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	216,740	214,245
Cenntro Holding Limited	$36,612,789	$36,455,662
Total	$36,829,529	$36,669,907

The balance of due from related parties as of March 31, 2023 and December 31, 2022 consisted of:

Other receivable from Cenntro Holding Limited in the amount of $36.61 million and $36.46 million as of March 31, 2023 and December 31, 2022, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c) Summary of Related Party Funds Lending:

A summary of funds lending with related parties for the three months ended March 31, 2023 and 2022 are listed below:

Withdraw funds from related parties:	For the three months ended March 31,
	2023	2022
Zhejiang Zhonggong Machinery Co., Ltd.	-	-
Cenntro Smart Manufacturing Tech. Co., Ltd.	-	-
Peter Zuguang Wang	-	-
Xinchang County Jiuxin Investment Management Partnership (LP)	-	-
Cenntro Holding Limited	-	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	-

For the three months ended March 31,
	2023	2022
Deposit funds with related parties:
Zhejiang Zhonggong Machinery Co., Ltd.	$-	$-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	-
Xinchang County Jiuxin Investment Management Partnership (LP)	-	1,578,233
Cenntro Smart Manufacturing Tech. Co., Ltd.	-	-
Peter Zuguang Wang	-	-
Cenntro Holding Limited	-	-
Zhejiang Kangchen Biotechnology Co., Ltd	-	-

NOTE 22 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is May 19, 2023. All subsequent events requiring recognition as of March 31, 2023 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

On January 14, 2020, HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp., was incorporated under the laws of the State of Delaware. HEVI is the 100% owned subsidiary of Greenland. HEVI focuses on the production and sale of electric equipment, including electric industrial vehicles, for the North American market.

Greenland serves as the parent company to Zhongchai Holding. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries and electric industrial vehicles.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $29.31 million for the three months ended March 31, 2022 to $22.15 million for the three months ended March 31, 2023. The decrease in revenue was primarily the result of a decrease in the Company’s sales volume, driven by the poor market conditions for the three months ended March 31, 2023. Based on the revenues for the three months ended March 31, 2023 and 2022, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the three months ended March 31, 2023 and 2022, Greenland sold an aggregate of 36,841 and 41,902 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

As of March 31, 2023, Cenntro Holding Limited owned 47.86% of our outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

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

In 2021 and 2022, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. However, these scattered outbreaks were brought under control in a relatively short period of time, and the COVID-19 had limited impact on our financial condition and results of operations in the fiscal years ended December 31, 2022 and 2021. For the three months ended March 31, 2023, we experienced rising raw material costs, which we believe to be short term as China lifted its COVID-19 protocols and measures in December 2022.

The extent to which the COVID-19 pandemic may continue to affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Results of Operations

For the three months ended March 31, 2023 and 2022

Overview

	For the three months ended March 31
	2023	2022	Change	Variance

Revenues	$22,149,360	$29,306,957	$(7,157,597)	(24.4)%
Cost of Goods Sold	16,625,930	22,938,983	(6,313,053)	(27.5)%
Gross Profit	5,523,430	6,367,974	(844,544)	(13.3)%
Selling expenses	387,485	639,647	(252,162)	(39.4)%
General and administrative expenses	1,641,904	1,279,746	362,158	28.3%
Research and development expenses	1,119,891	1,082,594	37,297	3.4%
Total Operating Expenses	3,149,280	3,001,987	147,293	4.9%
Income from operations	2,374,150	3,365,987	(991,837)	(29.5)%
Interest income	30,393	12,562	17,831	141.9%
Interest expenses	(66,493)	(105,009)	38,516	(36.7)%
Loss on disposal of property and equipment	-	(404)	404	(100.0)%
Other income	417,382	261,032	156,350	59.9%
Income before income tax	2,755,432	3,534,168	(778,736)	(22.0)%
Income tax	296,858	619,370	(322,512)	(52.1)%
Net income	2,458,574	2,914,798	(456,224)	(15.7)%

Components of Results of Operations

	For the three months ended March 31
Component of Results of Operations	2023	2022

Revenues	$22,149,360	$29,306,957
Cost of Goods Sold	16,625,930	22,938,983
Gross Profit	5,523,430	6,367,974
Operating Expenses	3,149,280	3,001,987
Net Income	2,458,574	2,914,798

Revenue

Greenland’s revenue was approximately $22.15 million for the three months ended March 31, 2023, representing a decrease of approximately $7.16 million, or 24.4%, as compared to that of approximately $29.31 million for the three months ended March 31, 2022. The decrease in revenue was primarily a result of the decrease in the Company’s sales volume, driven by the poor market conditions for the three months ended March 31, 2023. On an RMB basis, our revenue for the three months ended March 31, 2023 decreased by approximately 18.4% as compared to that for the three months ended March 31, 2022.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $16.63 million for the three months ended March 31, 2023, representing a decrease by approximately $6.31 million, or 27.5%, as compared to that of approximately $22.94 million for the three months ended March 31, 2022. Cost of goods sold decreased due to the decrease in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $5.52 million for the three months ended March 31, 2023, representing a decrease by approximately $0.85 million, or 13.3%, as compared to that of approximately $6.37 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, Greenland’s gross margins were approximately 24.9% and 21.7%, respectively. The increase in gross margin in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expense

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.39 million for the three months ended March 31, 2023, representing a decrease of approximately $0.25 million, or 39.4%, as compared to approximately $0.64 million for the three months ended March 31, 2022. The decrease was mainly due to a decrease in the after-sales service fees and advertising and marketing expenses for the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.64 million for the three months ended March 31, 2023, representing an increase by approximately $0.36 million, or 28.3%, as compared to that of approximately $1.28 million for the three months ended March 31, 2022. The fundamental reasons for the rise in the general and administrative expenses were the following: (i) increased allowance for doubtful accounts and inventory for the three months ended March 31, 2023 , compared to the three months ended March 31, 2022; and (ii) increase in staff salary; and (iii) increase in lease cost.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.12 million for the three months ended March 31, 2023, representing an increase by approximately $0.04 million, or 3.4%, as compared to that of approximately $1.08 million for the three months ended March 31, 2022. Such increase was primarily attributable to an increase in the Company’s R&D investment in higher value and more sophisticated products and the electrification of machinery products during the three months ended March 31, 2023.

Income from Operations

Income from operations for the three months ended March 31, 2023 was approximately $2.37 million, representing a decrease of approximately $1.00 million, as compared to that of approximately $3.37 million for the three months ended March 31, 2022.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.03 million for the three months ended March 31, 2023, representing an increase of approximately $0.02 million, or 141.9%, as compared to that of approximately $0.01 million for the three months ended March 31, 2022. The increase in interest income was because more cash was deposited in banks during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Greenland’s interest expenses were approximately $0.06 million for the three months ended March 31, 2023, representing a decrease of approximately $0.05 million, or 36.7%, as compared to that of approximately $0.11 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease of our short-term loans for the three months ended March 31, 2023, compared to those for the three months ended March 31, 2022.

Other Income

Greenland’s other income was approximately $0.42 million for the three months ended March 31, 2023, an increase of approximately $0.16 million, or 59.9%, as compared to approximately $0.26 million for the three months ended March 31, 2022. The increase was primarily due to an increase in grant income for the three months ended March 31, 2023, compared to those for the three months ended March 31, 2022.

Income Taxes

Greenland’s income tax was approximately $0.30 million for the three months ended March 31, 2023, as compared to that of approximately $0.62 million for the three months ended March 31, 2022.

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

Greenland’s other PRC subsidiaries are subject to different income tax rates. Shanghai Hengyu Business Management Consulting Co., Ltd. (“Hengyu”), a 62.5% owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate. Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”), a wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate.

Greenland is a holding company registered in the British Virgin Islands and is not subject to tax on income or capital gains under the current British Virgin Islands law. In addition, upon payment of dividends to its shareholders, the Company will not be subject to any British Virgin Islands withholding tax.

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2023.

Net Income

Our net income was approximately $2.46 million for the three months ended March 31, 2023, representing a decrease of approximately $0.45 million, as compared to that of approximately $2.91 million for the three months ended March 31, 2022.

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

For the three months ended March 31, 2023, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $2.48 million in bank loan, approximately $0.44 million in third parties loan, and maintained $15.40 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.78 million and $1.81 million on March 31, 2023 and December 31, 2022, respectively.

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

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for the fiscal year 2023. More specifically, Zhejiang Zhongchai has completed the construction of a new factory, and our PRC subsidiaries have received COVID-19 related government subsidies. Furthermore, Zhejiang Zhongchai pledged the deed of its new factory as a collateral to banks in order to obtain additional loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of March 31, 2023, Greenland had approximately $15.40 million of cash and cash equivalents, representing a decrease of approximately $0.89 million, or 5.49%, as compared to that of approximately $16.30 million as of December 31, 2022. The decrease of cash was mainly attributable to the increase of accounts receivable, as compared to that as of December 31, 2022.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of March 31, 2023, Greenland had approximately $4.86 million of restricted cash, representing an increase of approximately $1.43 million, or 41.53%, as compared to that of approximately $3.43 million as of December 31, 2022. The increase of restricted cash was due to an increase of mortgaged assets.

Accounts Receivable

As of March 31, 2023, Greenland had approximately $19.83 million of accounts receivables, representing an increase of approximately $5.05 million, or 35.19%, as compared to approximately $14.34 million as of December 31, 2022. The increase in accounts receivable was due to our slowed-down efforts in receivables collections due to the poor market conditions.

Greenland recorded approximately $1.01 million and $0.76 million of provision for doubtful accounts as of March 31, 2023 and December 31, 2022, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for doubtful accounts is adequate. In establishing the allowance for doubtful accounts, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of doubtful accounts is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for doubtful accounts. Greenland will continuously assess its potential losses based on the credit history of and relationships with its customers on a regular basis to determine whether its bad debt allowance on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in PRC.

Due from Related Party

Due from related party was $36.83 million and $36.67 million for the three months ended March 31, 2023 and December 31, 2022, respectively. The balance of due from related parties as of March 31, 2023 and December 31, 2022 consisted primarily of other receivables from Cenntro Holding Limited in the amount of $36.61 million and $36.46 million as of March 31, 2023 and December 31, 2022, respectively.

Notes Receivable

As of March 31, 2023, Greenland had approximately $28.98 million of notes receivables, which Greenland expects to collect within the next six months. The increase of Greenland’s notes receivables was approximately $0.23 million, or 0.80%, from that of approximately $28.75 million as of December 31, 2022.

Working Capital

Greenland’s working capital was approximately $69.26 million as of March 31, 2023, as compared to that of $66.16 million as of December 31, 2022, representing an increase of $3.11 million during the three months ended March 31, 2023.

Cash Flow

	For the Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$3,756,318	$1,261,046
Net cash provided by (used in) investing activities	$195,216	$1,012
Net cash provided by (used in) financing activities	$(3,464,491)	$(5,956,538)
Net increase in cash and cash equivalents and restricted cash	$487,043	$(4,694,480)
Effect of exchange rate changes on cash and cash equivalents	$44,518	$78,040
Cash and cash equivalents and restricted cash at beginning of year	$19,729,056	$17,800,892
Cash and cash equivalents and restricted cash at end of year	$20,260,617	$13,184,452

Operating Activities

Greenland’s net cash provided by operating activities were approximately $3.76 million and $1.26 million for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, the main sources of cash inflow from operating activities were net income, change in accounts payable, and other current and noncurrent assets, with each amounted to approximately $2.46 million, $3.51 million and $2.87 million, respectively. The main causes of cash outflow were changes in accounts receivables and other current liabilities, with each amounted to approximately $5.24 million and $0.57 million, respectively.

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

Investing Activities

Net cash used in investing activities resulted a cash outflow of approximately $0.20 million for the three months ended March 31, 2023. Cash used in investing activities for the three months ended March 31, 2023 was mainly due to $0.26 million in proceeds from government grants for construction, offset by approximately $0.02 million used for purchases of long-term assets and approximately $0.05 million used for investment in a joint venture.

Net cash provided by investing activities resulted a cash inflow of approximately $0.00 million for the three months ended March 31, 2022. Cash provided by investing activities for the three months ended March 31, 2022 was mainly due to $0.10 million proceeds from government grants for construction, offset by approximately $0.10 million used for purchases of long-term assets.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $3.46 million for the three months ended March 31, 2023, which was mainly attributable to approximately $2.48 million in repayment of loans to related parties and approximately $3.18 million in repayment of notes payable. Such amounts were further offset by proceeds from short-term bank loans for approximately $1.17 million.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often required to use estimates. These estimates consider the facts, circumstances and information available, and may be based on subjective inputs, assumptions and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 2 to our consolidated financial statements included in “Item 1 - Financial Statements (Unaudited)” for a summary of our significant accounting policies. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2023, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of March 31, 2023:

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

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 18 through 24.

●	Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital;

●	We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow;

●	Our subsidiaries face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill;

●	Our subsidiaries face intense competition, and if we are unable to compete effectively, we may not be able to maintain profitability;

●	Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues;

●	As our subsidiaries expand their operations, they may need to establish a more diverse supplier network for raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition;

●	To remain competitive, our subsidiaries are introducing new lines of business, including the production and sale of electric industrial heavy equipment. If these efforts are not successful, our results of operations may be materially and adversely affected;

●	New lines of business, including the production and sale of electric industrial heavy equipment, may subject us and our subsidiaries to additional risks;

●	Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if our subsidiaries are unable to pass price increases on to their customers; and

●	We are subject to various risks and uncertainties that may affect our subsidiaries’ ability to procure raw materials.

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 24 through 35.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

●	Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer our securities, result in a material adverse change to our business operations, and damage our reputation, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries”;

●	The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease”;

●	Our future offerings will need to be filed with the CSRC, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities. Any failure to filing, or delay in filing, or failure to complying with any other applicable PRC requirements for an offering, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future and we fail to obtain such approvals, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—We are required under PRC laws to submit filings to CSRC for our future offerings. However, we believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing on Nasdaq. In the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

●	Our subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq;

●	You may have difficulty enforcing judgments against us;

●	Under the PRC Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders;

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC subsidiaries;

●	We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business;

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China; and

●	Our securities may be delisted and prohibited from being traded under the HFCA Act if the PCAOB is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 36 through 37.

●	Future sales of our ordinary shares, whether by us or our shareholders, could cause the price of our ordinary shares to decline;

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our ordinary shares for return on your investment; and

●	Techniques employed by short sellers may drive down the market price of our ordinary shares.

Risks Related to our Business and Industry

Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of March 31, 2023, we had approximately $15.40 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the three months ended March 31, 2023 and 2022, our five largest customers contributed 51.79% and 53.28% of our revenues, respectively. For the three months ended March 31, 2023 and 2022, Greenland’s single largest customer, Hangcha Group, accounted for 19.55% and 23.12%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 11.49% and 15.38%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

Our subsidiaries may lose their competitive advantage, and their operations may suffer, if we fail to prevent the loss or misappropriation of, or disputes over, their intellectual property.

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

If labor costs in the PRC increase substantially, our PRC subsidiaries’ business and costs of operations may be adversely affected.

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

As of March 31, 2023, we were owed $36.61 million from Cenntro Holding Limited, our controlling shareholder, and such amount is recorded as “due from related parties” on our balance sheet. We expect the amount due from Cenntro Holding Limited to be paid back based on certain payment schedules, with the last payment to be made by June 30, 2024, as the Company and Cenntro Holding Limited mutually agreed to an extension of the repayment deadline from April 27, 2022. However, there is no guarantee that such amount will be repaid in whole or in part before the end of June 2024, or at all. Such failure to be paid back by Cenntro Holding Limited could have a material negative impact on our balance sheet.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. The Chinese economy and businesses are gradually recovering since the Chinese government lifted its COVID-19 related restrictions and protocols in December 2022. For the three months ended March 31, 2023, we experienced rising raw material costs which we believe to be short term.

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

We do not maintain “key person” insurance for our directors, executive officers, senior management or other key employees. If any of our key employees terminate his or her services or otherwise becomes unable to provide continuous services to us, our business, financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel. If any of our executive officers or key employees joins a competitor or forms a competing company, we may lose customers, operational know-how and key professionals and staff members

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing invasion of Ukraine by Russia.

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

On February 17, 2023, the CSRC published the Regulations of Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and its accompanying guidelines and instructions, which came into effect on March 31, 2023, and will apply if a domestic enterprise issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC. According to such regulations, a domestic enterprise that issues and lists its securities outside of the PRC shall comply with the filing procedures and report the relevant information to the CSRC. A domestic enterprise shall not be listed on an overseas stock exchange if any of the following circumstances exists: (i) where such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (ii) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (iii) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (iv) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (v) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Trial Measures changes the management of licensing to record management, strengthen the supervision in the aftermath, create a more transparent and predictable institutional environment, and support the standardized development of enterprises using the overseas capital market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2023 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended March 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
10.1(4)	2020 Equity Incentive Plan
10.2(5)	2021 Equity Incentive Plan
10.3*	Working Capital Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Industry and Commercial Bank of China Limited, Xinchang Branch, dated February 21, 2023
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2019.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2020.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2021.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: May 19, 2023	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President