Form 10-K
period 2023-12-31
Greenland Technologies Holding Corp.
filed 2024-04-16
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.81 million.

As of April 16, 2024, there were 13,594,530 ordinary shares of the registrant outstanding.

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

ii

PART I

ITEM 1.  BUSINESS

General

Greenland Technologies Holding Corporation (the “Company” or “Greenland”) designs, develops, manufactures and sells components and products for the global material handling industries.

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2023 and 2022, Greenland sold an aggregate of 149,543 and 129,686 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland launched HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line.

Greenland serves as the parent company of Greenland Holding Enterprises Inc. (“Greenland Holding”), a holding company formed in the State of Delaware on August 28, 2023, which in turn acts as the holding company for Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the People’s Republic of China (the “PRC” or “China”) in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

As of December 31, 2023, Cenntro Holding Limited owned 45.69% of our outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

Significant Activities since Inception

Initial Public Offering

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consisted of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share and one right to receive one-tenth of one ordinary share upon the consummation of our Business Combination, pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, which generated $44,000,000 (before underwriting discounts and offering expenses) in gross proceeds.

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units at a price of $10.00 per unit to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), which generated $2,820,000 in gross proceeds. We also sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000) commencing on consummation of the Business Combination (as defined below). The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expired on July 24, 2023. On February 18, 2021, Chardan exercised its option to purchase 120,000 units.

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

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value, of Greenland, to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by the Share Exchange Agreement, where Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

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

Incorporation of HEVI Corp.

On January 14, 2020, HEVI Corp., formerly known as Greenland Technologies Corp. prior to May 2022, was incorporated under the laws of the state of Delaware. HEVI is a wholly owned subsidiary of the Company and promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

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

Formation of Hengyu Capital Limited

On August 16, 2022, Hengyu Capital Limited was formed in Hong Kong as a subsidiary of Zhongchai Holding (Hong Kong) Limited, which owns 62.5% equity interests in Hengyu Capital Limited. The remaining 37.5% of the equity interests of Hengyu Capital Limited are owned by the chairman of our board of directors, Mr. Peter Zuguang Wang. Hengyu Capital Limited does not have any business activities at this time.

Dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd.

From the consummation of the Business Combination to July 2023, Shanghai Hengyu Business Management Consulting Co., Ltd., a company formed in the PRC, was an indirect subsidiary of the Company, in which the Company owns 62.5% equity interests. On July 10, 2023, Shanghai Hengyu Business Management Consulting Co., Ltd. was dissolved under the laws of the PRC.

Formation of Greenland Holding

On August 28, 2023, Greenland Holding was formed in the State of Delaware with no shares issued. On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding and Zhongchai Holding (the “2024 Share Exchange Agreement”), pursuant to which, on March 27, 2024, the Company transferred all the equity interests it held in Zhongchai Holding to Greenland Holding, and in return, Greenland Holding issued 100 shares to the Company, representing 100% of the issued and outstanding shares of Greenland Holding. As a result, Greenland Holding has become a wholly owned subsidiary of the Company, which in turn holds 100% of the equity interests in Zhongchai Holding.

Announcement of Spin-off of Greenland Holding

On February 14, 2024, the Company announced its intent, as approved by its board of directors, to explore a separation of its electric industrial vehicles and drivetrain systems segments into two independent, publicly-traded companies by spinning off its drivetrain systems business.

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

Greenland Holding was incorporated in the State of Delaware on August 28, 2023. Upon consummation of the share exchange as contemplated by the 2024 Share Exchange Agreement, Greenland Holding became a wholly owned subsidiary of the Company, and holds 100% equity interests in Zhongchai Holding. As of the date of this Report, Greenland Holding has no business operations and acts as a holding company.

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

Hangzhou Greenland, formerly known as Hangzhou Greenland Robotic Co., Ltd. prior to November 6, 2020 (“Hangzhou Greenland”), a wholly owned subsidiary of Zhongchai Holding, was formed in the PRC on August 9, 2019 and engages in the business of research and development of electric engineering vehicles, including electric forklifts, electric loading vehicles, electric digging vehicles, and other products. Hangzhou Greenland is also committed to product supply chain integration and overseas sales.

Hengyu Capital Limited, a 62.5% owned subsidiary of Zhongchai Holding, was formed in Hong Kong on August 16, 2022. Hengyu Capital Limited does not have any business activities at this time and will be engaging in the business of investing. The remaining 37.5% of the capital stock of Hengyu Capital Limited is owned by Peter Zuguang Wang, the chairman of our board of directors.

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

GEL-5000

The GEL-5000 is a 39,683 lb. lithium powered all-electric wheeled front loader capable of supporting a 5.0-ton rated load. Its 282 kWh 620V lithium battery sourced from Contemporary Amperex Technology Co., Limited (“CATL”) produces the power to support eight hours of operation time and can be charged in as little as two hours.

GEL-1800

The GEL-1800 is a 11,464 lb. lithium powered all-electric wheeled front loader capable of supporting a 1.8-ton rated load. Its 141 kWh 620V CATL-sourced lithium battery produces the power to support nine hours of operation time and can be charged in as little as one and a half hours.

GEX-8000

The GEX-8000 is a 18,739 lb. lithium powered all-electric excavator capable of supporting an 8.0-ton rated load. Its 141 kWh 620V CATL-sourced lithium battery produces the power to support nine hours of operation time and can be charged in as little as one and a half hours.

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

Charging Solutions

DCH-480-30 Mobile Direct Current (“DC”) Charger

HEVI has developed a line of DC mobile charging solutions that are designed for easy, flexible and cost-effective charging integration to support a DC-powered electric vehicle (“EV”) fleet at any powered work site. These solutions create a seamless adoption of HEVI’s electric heavy equipment or any compatible DC-powered EV into any existing fleet operation while creating another revenue stream for the HEVI business.

Recent Regulatory Developments

We are a holding company incorporated in the British Virgin Islands and not a Chinese operating company. As a holding company with no material operations of our own, we conduct our operations through our U.S. subsidiary, HEVI, and our PRC subsidiaries. We hold equity interests in our subsidiaries and do not currently use a variable interest entity (“VIE”) structure. Investors in our ordinary shares are purchasing equity interest in a British Virgin Islands holding company. As used in this Report, “we,” “us,” “our company,” or “our” refers to Greenland Technologies Holding Corporation and when describing the consolidated financial results of Greenland Technologies Holding Corporation and its subsidiaries, also includes its subsidiaries.

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

In addition, we and our PRC subsidiaries are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including but not limited to, those imposing limitations on foreign ownership in the industry our PRC subsidiaries operate. We and our PRC subsidiaries are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our PRC subsidiaries’ operations, the value of our ordinary shares may depreciate significantly or become worthless. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries.”

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

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCA Act, if Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. The PCAOB has been able to inspect our auditor, WWC P.C., an independent registered public accounting firm with its headquarters in San Mateo, California, and its latest inspection has been ongoing since November 2023. See “Risk Factors — Risks Related to Doing Business in China — A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted. The PCAOB has been able to inspect our auditor, WWC P.C., an independent registered public accounting firm with its headquarters in San Mateo, California, and its latest inspection has been ongoing since November 2023. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and Hong Kong, respectively, and identifies the registered public accounting firms in Mainland China and Hong Kong that are subject to such determinations. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. On August 26, 2022, the CSRC, the Ministry of Finance (the “MOF”), and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. See “Risk Factors — Risks Related to Doing Business in China — A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

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

We have adopted written cash management policies and procedures that dictate how funds are transferred within our organization. According to such policies and procedures, each subsidiary of the Company may initiate a cash transfer request by timely filling out a fund application form, which shall be signed by the financial principal and the principal of the subsidiary and then submitted to the financial department of the Company for approval. After a cash transfer request is approved by the financial department, the relevant subsidiary may proceed to initiate such transfer. Our Company distributed cash as loans to our subsidiaries. Several cash transfers have been made between our Company and our subsidiaries. As of December 31, 2023, our Company provided a loan of $7,457,076 to Zhongchai Holding.

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

●	Peter Zuguang Wang has served as the sole director of Zhongchai Holding since April 2009 and the chairman of the board of directors of Zhejiang Zhongchai since September 2017. He has over 30 years of experience in technology and management, along with a unique background in research and development, operation, finance and management. Mr. Wang is the chief executive officer of Cenntro Electric Group Limited (Nasdaq: CENN) and the co-founder of Unitech Telecom (now a part of UTStarcom, Nasdaq: UTSI).

●	Raymond Z. Wang has served as our chief executive officer since October 2019, the chief executive officer of Zhongchai Holding since April 2019, and the chief executive officer of HEVI Corp since January 2020. From February 2019 to November 2020, Mr. Wang served as Chairman of the board of ONE Project, a non-profit organization that unifies local communities to collectively tackle social issues such as hunger. From November 2017 to March 2019, Mr. Wang was the President of Devirra Corporation, a warehousing management and logistic company. From August 2007 to July 2017, Mr. Wang worked as the Vice President at Bank of America Merrill Lynch, developing a client acquisition channel for an online platform. From December 2005 to March 2007, Mr. Wang served as the Financial Advisor at Cowan Financial Group, a full-service financial planning and consulting firm, in New York. Mr. Wang received his Bachelor’s degree in Economics from Rutgers University.

●	Jing Jin has served as our chief financial officer since October 2019. Mr. Jin is a Certified Public Account and has over 10 years of experience in accounting, budgeting, and financial planning across operations in the PRC and overseas. Prior to August 2019, Mr. Jin has also served as the chief financial officer of Tantech Holdings Ltd. (Nasdaq: TANH), manufacturer of bamboo-based charcoal products in the PRC, from May 2016 to June 2019. From January 2014 to February 2015, Mr. Jin served as Senior Adviser for AAIC (Shanghai) Co., Ltd., a consulting company in the PRC, responsible for overseeing M&A transactions. From September 2011 to November 2013, he worked as a senior financial adviser in CanAccess Int’l Financial Consultants Ltd. in Vancouver, Canada, responsible for small-medium enterprises’ financing both in private and public sectors. From December 2008 to August 2011, Mr. Jin was an audit associate at MaloneBailey, LLP, an accounting firm, in its offices in Canada and the PRC. Mr. Jin graduated from Simon Fraser University in June 2008 in Burnaby, Canada with a Bachelor of Business Administration degree.

Customers

Greenland, through its subsidiaries, sells most of its transmission products in the PRC and electric industrial heavy equipment in the U.S. Its customer bases are primarily in the businesses of material handling equipment and forklift trucks. Greenland believes that its customers include some of the leading manufacturers in their respective market segments. Greenland also supplies transmission products to the PRC subsidiaries of a number of blue-chip international brands based in Europe and Asia.

During the years ended December 31, 2023 and 2022, Greenland’s five largest customers contributed 45.06% and 50.85%, respectively, of its total revenues. For the years ended December 31, 2023 and 2022, Greenland’s single largest customer, Hangcha Group, accounted for 14.98% and 17.14%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 11.75% and 14.14%, respectively, of Greenland’s total revenue.

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

Patents

As of December 31, 2023, Greenland held 109 registered patents with the PRC National Intellectual Property Administration (“CNIPA”), 94 of which are utility patents and 15 of which are invention patents. These patents relate to the manufacturing of products.

Trademarks

As of December 31, 2023, Greenland had been granted two trademarks registered with the CNIPA.

As of the date of this Report, Greenland has not registered any intellectual properties in the U.S.

Greenland’s intellectual property also includes technical data such as test results and operating data from projects, drawings, designs, and machinery and manufacturing techniques it developed in-house.

Sales and Marketing

Greenland sells its products through its sales and marketing teams. To promote Greenland’s brand, sales employees also attend trade shows and exhibitions to showcase our products.

As of December 31, 2023, Greenland’s sales and marketing team consisted of 10 employees, with six (6) members in the PRC and four (4) in the U.S. Members of its sales and marketing teams have extensive experience and knowledge in the material handling equipment sector of the manufacturing industry. They are primarily responsible for identifying business opportunities, promoting products, collecting customer feedbacks and market information, bidding for or negotiating orders, and collecting payments.

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

Employees

As of December 31, 2023, the total number of full-time employees employed at Greenland and its subsidiaries was 325, with 314 employees located in the PRC and 11 employees located in the U.S. The following table sets forth the number of its full-time employees by function as of December 31, 2023:

Function	Number
Management	6
Administration	9
Production	273
Research and development	17
Sales and marketing	10
Other	10
Total	325

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

Regulations of Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies

On February 17, 2023, the CSRC published the Regulations of Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and its accompanying guidelines and instructions, which will come into effect on March 31, 2023, and will apply if a domestic enterprise issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC. According to such regulations, a domestic enterprise that issues and lists its securities outside of the PRC shall comply with the filing procedures and report the relevant information to the CSRC. Where a domestic company fails to fulfill filing procedure, offers and lists securities in an overseas market in violation of the Trial Measures, or the filing documents contain misrepresentation, misleading statement or material omission, the CSRC shall order rectification, issue warning to such domestic company, and impose a fine.

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

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 21 through 26.

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

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 26 through 34.

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

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 34 through 35.

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

As of December 31, 2023, we had approximately $22.98 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

As is customary in China, for competitive reasons, we grant relatively long payment terms to most of our subsidiaries’ customers. The allowances we establish for our receivables may not be adequate. We are subject to the risk that we may be unable to collect accounts receivable in a timely manner. If the accounts receivable cannot be collected in time, or at all, a significant amount of expected credit losses will occur, and our business, financial condition and results of operation will likely be materially and adversely affected.

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

During the fiscal years ended December 31, 2023 and 2022, our subsidiaries’ five largest customers contributed 45.06% and 50.85% of our revenues, respectively. For the years ended December 31, 2023 and 2022, Greenland’s single largest customer, Hangcha Group, accounted for 14.98% and 17.14%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 11.75% and 14.14%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products mainly included transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In December 2020, through HEVI, we launched a new division to focus on the production and sale of electric industrial heavy equipment—a division that Greenland intends to develop to diversify its product offerings. HEVI’s electric industrial heavy equipment products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. HEVI also introduced mobile DC battery chargers to support a growing market of EV applications requiring DC charging capabilities in the North America market. These products are available for purchase in the U.S. market. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line.

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

Our subsidiaries may lose their competitive advantage, and their operations may suffer, if they fail to prevent the loss or misappropriation of, or disputes over, their intellectual property.

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

We recorded a full provision for expected credit losses for a substantial balance due from a related party.

As of December 31, 2023, Cenntro Holding Limited owed us $34.46 million. We do not expect the amount of $34.46 million due from Cenntro Holding Limited will be repaid. As a result, we recorded a full provision for expected credit loss for the year ended December 31, 2023.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. Chinese industries have gradually resumed businesses as the Chinese government lifted its COVID-19 protocols and measures since December 2022. The COVID-19 pandemic had a limited impact on our financial condition and results of operations in the fiscal year ended December 31, 2023 and 2022. For the fiscal years ended December 31, 2023 and 2022, we experienced decreased and decreased raw material costs, respectively.

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

Through its subsidiaries, we hold patents, trademarks and other intellectual properties that are critical to our business in the PRC. Any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property may not be sufficient to provide us with competitive advantages. We cannot assure you that (i)  all of the intellectual property rights we owned will be adequately protected, or (ii) our intellectual property rights will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, there can be no assurance that we will obtain such trademarks and any other trademarks that are crucial to our business in the future. Thus, third parties may also take the position that we are infringing their rights, and we may not be successful in defending these claims. Additionally, we may not be able to enforce and defend its proprietary rights or prevent infringement or misappropriation, without incurring substantial expenses to us and a significant diversion of management time and attention from our business strategy.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing invasion of Ukraine by Russia and conflicts between Israel and Hamas.

U.S. and global markets are experiencing volatility and disruption as a result of the outbreak or escalation of wards including Russia’s launch of a full-scale military invasion of Ukraine, conflicts between Israel and Hamas. Although the length and impact of these ongoing conflicts are highly unpredictable, these conflicts have led to market disruptions, including significant volatility in commodity prices, credit, and capital markets. In addition, as a result of the ongoing conflicts around the world, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally. For example, the conflict could adversely affect supply chains and impact our ability to control raw material costs. A protracted conflict between Ukraine and Russia or between Israel and Hamas, any escalation of either conflict, and the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our ordinary shares to decline.

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

The PCAOB has been able to inspect our auditor, WWC P.C., an independent registered public accounting firm with its headquarters in San Mateo, California, and its latest inspection has been ongoing since November 2023. As such, it is not subject to the designations issued by the PCAOB on December 16, 2021. However, if the PCAOB is unable to inspect our accounting firm in a foreign jurisdiction during any period of three consecutive years or we become owned or controlled by a government in that foreign jurisdiction in the future, the HFCA Act may require our ordinary shares to be delisted from the Nasdaq Stock Market or any exchange on which our securities are traded in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have processes for assessing, identifying and managing cybersecurity risks, which are an integral part of decision-making at every level. Such processes include physical, procedural and technical safeguards, response plans, and routine review of our policies and procedures to identify risks and refine our practices. We have integrated cybersecurity risk management into our broader enterprise risk management framework to promote a company-wide culture of cybersecurity risk awareness and management.

We do not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected us. However, the sophistication of cyber threats continues to increase, and the preventative actions that we have taken and continues to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect our business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.

Cybersecurity Governance

Our Audit Committee of the Board of Directors is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee regularly reviews and discusses with management the strategies, processes, procedures and controls pertaining to the management of our information technology operations, including cyber risks and cybersecurity. The Audit Committee regularly and management the strategies continuously analyzes cybersecurity and resiliency risks to our business, considers industry trends and implements controls, as appropriate, to mitigate these risks.

ITEM 2. PROPERTIES

The address of our principal executive offices and corporate offices is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512, USA.

Our office in China is located at 11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang Province, China, 311122. Our manufacturing and R&D facilities are all located in Xinchang County, Zhejiang Province, China.

Properties Owned by us

As of December 31, 2023, Greenland held land use rights of four parcels of land with an aggregate site area of approximately 81,171 square meters, located in Xinchang County, Zhejiang Province, PRC. The terms of these land use rights are due to expire on November 14, 2062.

As of December 31, 2023, Greenland held three building ownership certificates for three buildings with an aggregate gross floor area of approximately 44,751 square meters. These properties are primarily used for production and office purposes.

Properties Leased by us

As of December 31, 2023, Greenland leased an office space with an aggregate floor area of approximately 1,440 square feet in New Jersey and a monthly rent of $2,820.

As of December 31, 2023, Greenland leased an assembly space with an aggregate floor area of approximately 54,121 square feet in Maryland and a monthly rent of $46,944.

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

As of April 12, 2024, the last sale price reported on the Nasdaq Capital Market for our ordinary shares was approximately $1.96 per share.

Dividend Policy

We intend to retain all of our available funds and any future earnings to fund the development and growth of our subsidiaries’ business. As such, we do not expect to pay any cash dividends in the foreseeable future.

Shareholders of Record

As of April 16, 2024, we had eleven (11) recorded holders of our ordinary shares. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2023 and 2022, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q and the current reports on Form 8-K.

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

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consisted of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share, and one right to receive one-tenth of one ordinary share upon the consummation of our Business Combination, pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generated $44,000,000 (before underwriting discounts and offering expenses) in gross proceeds.

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to the Sponsor and Chardan, which generated $2,820,000 in gross proceeds. We also sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000) commencing on consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expired on July 24, 2023. On February 18, 2021, Chardan exercised its option to purchase 120,000 units.

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $90.83 million in the fiscal year 2022 to $90.33 million in the fiscal year 2023. However, excluding the impact of exchange rate fluctuation, the actual revenue increased 4.3%. The actual increase in revenue was primarily the result of an increase in the Company’s sales volume, driven by decreasing market demand for the year ended December 31, 2023. Based on our revenues in the fiscal years ended December 31, 2023 and 2022, we believe that Greenland is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2023 and 2022, Greenland sold an aggregate of 149,543 and 129,686 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

There is increasing demand for electric industrial heavy equipment powered by sustainable energy in order to reduce air pollution and lower carbon emissions. Utilizing Greenland’s expertise in manufacturing and R&D, it established HEVI in January 2020 to create clean and sustainable products and services in the heavy industrial equipment industry that help organizations pursue a carbon neutral operation. HEVI designs, develops, and manufactures electric heavy industrial equipment and accessories and sells them directly to the end consumers in various markets in the United States. HEVI’s product line available for purchase includes the GEL-5000 all-electric lithium 5.0-ton rated load wheeled front loader, GEL-1800 all-electric lithium 1.8-ton rated load wheeled front loader, the GEX-8000 all-electric lithium 8.0-ton rated load excavator, and the GEF-series of electric lithium forklifts. HEVI also introduced mobile DC battery chargers to support a growing market of EV applications requiring DC charging capabilities in the North America market. These products are available for purchase in the U.S. market. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local assembly, services and distribution of its product line.

Impact of COVID-19 Pandemic on Our Operations and Financial Performance

The COVID-19 pandemic has severely affected global economy. In an effort to contain the spread of the COVID-19 pandemic, in 2021 and 2022, China and many other countries took precautionary measures, such as imposing travel restrictions, quarantining individuals infected with or suspected of being infected with COVID-19, encouraging or requiring people to work remotely, and canceling public activities, among others.

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. Chinese industries have gradually resumed businesses as the Chinese government lifted its COVID-19 protocols and measures since December 2022. The COVID-19 pandemic had a limited impact on our financial condition and results of operations in the fiscal years ended December 31, 2023 and 2022. For the fiscal years ended December 31, 2023 and 2022, we experienced decreased and decreased raw material costs, respectively.

The extent to which the COVID-19 pandemic may continue to affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Recent Developments

On February 14, 2024, the Company issued a press release announcing its intent, as approved by its board of directors, to explore a separation of its electric industrial vehicles and drivetrain systems segments into two independent, publicly-traded companies by spinning off its drivetrain systems business. After the proposed spin-off, Greenland would be solely comprised of the Company’s current industrial electric vehicle business under its HEVI brand.

Results of Operations

For the fiscal years ended December 31, 2023 and 2022

Overview

	For the Fiscal Years Ended December 31,
	2023	2022	$ Change	% Variance

Revenues	$90,333,240	$90,830,674	$(497,434)	(0.5)
Cost of Goods Sold	65,757,237	70,995,940	(5,238,703)	(7.4)
Gross Profit	24,576,003	19,834,734	4,741,269	23.9
Selling expenses	2,319,835	2,630,226	(310,391)	(11.8)
General and administrative expenses	6,052,541	5,459,020	593,521	10.9
Research and development expenses	5,424,400	5,786,946	(362,546)	(6.3)
Total Operating Expenses	13,796,776	13,876,192	(79,416)	(0.6)
Income from operations	10,779,227	5,958,542	4,820,685	80.9
Interest income	143,094	56,817	86,277	151.9
Interest expenses	(250,410)	(402,968)	152,558	(37.9)
Loss on disposal of property and equipment	(31,072)	(1,511)	(29,561)	1,956.4
Impairment for investments	(300,000)	-	(300,000)	100.0
Change in fair value of the warrant liability	1,398,774	(2,814,012)	4,212,786	(149.7)
Allowance for expected credit loss-related parties receivable	(34,462,992)	-	(34,462,992)	100.0
Remeasurement gain from change in functional currency	(2,490,646)	-	(2,490,646)	100.0
Government subsidies income	692,443	1,029,370	(336,927)	(32.7)
Other income	1,212,354	676,136	536,218	79.3
Income(Loss) before income tax	(23,309,228)	4,502,374	(27,811,602)	(617.7)
Income tax	1,708,262	699,691	1,008,571	144.1
Net income(Loss)	$(25,017,490)	$3,802,683	$(28,820,173)	(757.9)

Components of Results of Operations

	For the Fiscal Years ended December 31,
Component of Results of Operations	2023	2022

Revenues	$90,333,240	$90,830,674
Cost of Goods Sold	65,757,237	70,995,940
Gross Profit	24,576,003	19,834,734
Operating Expenses	13,796,776	13,876,192
Net Income(Loss)	$(25,017,490)	$3,802,683

Revenue

Greenland’s revenue decreased by approximately $0.50 million, or approximately 0.5%, to approximately $90.33 million for the fiscal year ended December 31, 2023, from approximately $90.83 million for the fiscal year ended December 31, 2022. However, excluding the impact of exchange rate fluctuation, our revenue for the fiscal year ended December 31, 2023 increased by approximately 4.3% compared to the fiscal year ended December 31, 2022. The actual increase in revenue was primarily the result of an increase in the Company’s sales volume, driven by increasing market demand for the year ended December 31, 2023.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to Greenland’s production activities. The write down of inventory using net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold decreased by approximately $5.24 million, or approximately 7.4%, to approximately $65.76 million for the fiscal year ended December 31, 2023, from approximately $71.00 million for the fiscal year ended December 31, 2022. Cost of goods sold decreased in fiscal year 2023 compared to fiscal year 2022 due to a decrease in raw material costs.

Gross Profit

Greenland’s gross profit increased by approximately $4.75 million, or 23.9%, to approximately $24.58 million for the fiscal year ended December 31, 2023, from approximately $19.83 million for the fiscal year ended December 31, 2022. For the fiscal years ended December 31, 2023 and 2022, Greenland’s gross margin was approximately 27.21% and 21.84%, respectively. The increase in gross margin in fiscal year 2023 compared to fiscal year 2022 was primarily due to a decrease in raw material costs and a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. Greenland’s operating expenses were $13.80 million for the fiscal year ended December 31, 2023, representing a decrease of 0.6% from $13.88 million for the fiscal year ended December 31, 2022. The decrease in operating expenses was primarily due to a decrease in the after-sales service fees and advertising and marketing expenses offset by an increase in staff salary and lease costs in fiscal year 2023.

Selling Expenses

Greenland’s selling expenses mainly include operating expenses such as sales staff payroll, traveling expenses and transportation expenses. Selling expenses decreased by $0.31 million, or 11.8%, to approximately $2.32 million for the fiscal year ended December 31, 2023, from approximately $2.63 million for the fiscal year ended December 31, 2022. The decrease in selling expenses was mainly due to a decrease in the after-sales service fees and advertising and marketing expenses for the year ended December 31, 2023.

General and Administrative Expenses

Greenland’s general and administrative expenses include management and office staff salaries and employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment, legal and accounting, consulting fees and other office expenses. General and administrative expenses increased by approximately $0.59 million, or approximately 10.9%, to approximately $6.05 million for the fiscal year ended December 31, 2023, from approximately $5.46 million for the fiscal year ended December 31, 2022. The fundamental reasons for the rise in the general and administrative expenses were an increase in staff salary and an increase in lease cost.

Research and Development Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses decreased by approximately $0.36 million, or 6.3%, to approximately $5.42 million for the fiscal year ended December 31, 2023, from approximately $5.79 million for the fiscal year ended December 31, 2022. Such decrease was primarily attributable to a decrease in the Company’s R&D activities for the fiscal year ended December 31, 2023.

Income from Operations

As a result of the foregoing, income from operations for the fiscal year ended December 31, 2023 was approximately $10.78 million, representing an increase of approximately $4.82 million, from approximately $5.96 million for the fiscal year ended December 31, 2022.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.14 million for the fiscal year ended December 31, 2023, representing an increase of approximately $0.08 million, or 151.9%, from approximately $0.06 million for the fiscal year ended December 31, 2022. The increase in interest income was because more cash was deposited in banks during the fiscal year ended December 31, 2023 as compared to the fiscal year ended December 31, 2022.

Greenland’s interest expenses were approximately $0.25 million for the fiscal year ended December 31, 2023, a decrease of approximately $0.15 million, or 37.9%, as compared to approximately $0.40 million for the fiscal year ended December 31, 2022. The decrease was primarily due to a reduction of our short-term loans for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Change in fair value of the warrant liability

Greenland recognized a gain of approximately $1.40 million for the investor warrant from a change in fair value of the warrant liability for the fiscal year ended December 31, 2023, as compared to a loss of approximately $2.81 million for the investor warrant, from a change in fair value of the warrant liability for the fiscal year ended December 31, 2022.

Impairment for investments

Impairment for investments for the year ended December 31, 2023 was approximately $0.30 million, representing an increase of approximately $0.30 million, as compared to nil for the year ended December 31, 2022. The loss is related to the HEVI’s investment in Princeton Nuenergy Inc and Learn EV. HEVI held a low percentage of equity interests in the invested company as of December 31, 2023, and we recorded fully impairment of the investment.

Allowance for expected credit loss-related parties receivable

As of December 31, 2023, Cenntro Holding Limited owed Greenland an aggregate of $34.46 million. Greenland does not expect the amount of $34.46 million due from Cenntro Holding Limited will be repaid. As a result, Greenland recorded a full provision for expected credit loss for the year ended December 31, 2023.

Other Income

Greenland’s other income was approximately $1.21 million for the fiscal year ended December 31, 2023, an increase of approximately $0.54 million, or 79.3%, as compared to approximately $0.68 million of other income for the fiscal year ended December 31, 2022. The increase was primarily due to an increase in income from wealth management products and VAT deduction for the fiscal year ended December 31, 2023 as compared to the fiscal year ended December 31, 2022.

Remeasurement loss from change in functional currency

Greenland’s remeasurement loss from change in functional currency was approximately $2.49 million for the fiscal year ended December 31, 2023, a decrease of approximately $2.49 million, as compared to nil of remeasurement loss from change in functional currency for the fiscal year ended December 31, 2022. On July 10, 2023, the Company’s subsidiary, Shanghai Hengyu Business Management Consulting Co., Ltd., was dissolved under the laws of the PRC, and we recorded a remeasurement loss from change in functional currency of approximately $2.49 million, due to Shanghai Hengyu’s main assets due from related party in the amount of $36.46 million transferred to Hengyu Capital, which was originally denominated in RMB in Shanghai Hengyu, transferred to Hengyu Capital and denominated in USD.

Government subsidies income

Greenland’s government subsidies income was approximately $0.69 million for the fiscal year ended December 31, 2023, a decrease of approximately $0.54 million, as compared to approximately $1.03 million of government subsidies income for the fiscal year ended December 31, 2022. The decrease was primarily due to a decrease in policy incentive income for the fiscal year ended December 31, 2023 as compared to the fiscal year ended December 31, 2022.

Income Taxes

Greenland’s income tax was approximately $1.71 million for the fiscal year ended December 31, 2023, compared to approximately $0.70 million for the fiscal year ended December 31, 2022.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for both fiscal years 2023 and 2022 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2025.

Greenland’s other PRC subsidiaries are subject to different income tax rates. Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate Greenland is a holding company registered in the British Virgin Islands and is not subject to tax on income or capital gains under the current British Virgin Islands law. In addition, upon payment of dividends to its shareholders, the Company will not be subject to any British Virgin Islands withholding tax.

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2023.

Net Income (Loss)

As a result of the foregoing, Greenland’s net loss was approximately $25.02 million for the fiscal year ended December 31, 2023, representing a decrease of approximately $28.82 million, from the net income of approximately $3.8 million for the fiscal year ended December 31, 2022.

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

For the fiscal year ended December 31, 2023, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $12.42 million in bank loan and maintained $28.19 million cash on hand. For the fiscal year ended December 31, 2022, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $10.79 million in bank loan, approximately $2.16 million in related parties loan, and maintained $19.73 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.53 million and $1.81 million as of December 31, 2023 and 2022, respectively.

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

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for fiscal year 2024. More specifically, Zhejiang Zhongchai has completed the construction of a new factory, and our PRC subsidiaries have received COVID-19 related government subsidies. Furthermore, Zhejiang Zhongchai pledged the deed of its new factory as a collateral to banks in order to obtain additional loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of December 31, 2023, Greenland had approximately $22.98 million of cash and cash equivalents, an increase of approximately $6.68 million, or 41.03%, as compared to approximately $16.30 million as of December 31, 2022. The increase of cash and cash equivalents was mainly due to an increase in notes payable, as compared to that as of December 31, 2022.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of December 31, 2023, Greenland had approximately $5.21 million of restricted cash, an increase of approximately $1.78 million, or 51.69%, as compared to approximately $3.43 million as of December 31, 2022. The increase of restricted cash was due to an increase in mortgaged assets.

Accounts Receivable

As of December 31, 2023, Greenland had approximately $17.35 million of accounts receivables, an increase of approximately $2.25 million, or 14.91%, as compared to approximately $15.10 million as of December 31, 2022. The increase in accounts receivables was due to our slowed down efforts in receivables collections.

Greenland recorded approximately $0.87 million and $0.76 million of allowance for expected credit losses as of December 31, 2023 and 2022, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $0.23 million and $36.67 million as of December 31, 2023 and December 31, 2022, respectively. The balance of due from related parties as of December 31, 2023 and December 31, 2022 consisted primarily of other receivables from Cenntro Holding Limited in the amount of $34.46 million and $36.46 million as of December 31, 2023 and December 31, 2022, respectively. We do not expect the amount of $34.46 million due from Cenntro Holding Limited will be repaid. As a result, we recorded a full provision for expected credit losses for the year ended December 31, 2023.

Notes Receivable

As of December 31, 2023, Greenland had approximately $27.14 million of notes receivables, which will be collected by us within twelve months. The decrease was approximately $1.61 million, or 5.61%, as compared to approximately $28.75 million as of December 31, 2022.

Working Capital

Our working capital was approximately $27.27 million as of December 31, 2023, as compared to $59.70 million as of December 31, 2022. The decrease in working capital of $32.43 million in the fiscal year 2023 as compared with the fiscal year 2022 was primarily contributed to a decrease in cash and cash equivalents and due from related parties-current.

Cash Flow

	For the Fiscal Year Ended December 31,
	2023	2022

Net cash provided by operating activities	$2,449,040	$8,122,066
Net cash provided by(used in) investing activities	$1,070,907	$(775,128)
Net cash provided by(used in) financing activities	$2,865,814	$(4,284,479)
Net increase in cash and cash equivalents and restricted cash	$6,385,761	$3,062,459
Effect of exchange rate changes on cash and cash equivalents	$2,074,570	$(1,134,295)
Cash and cash equivalents and restricted cash at beginning of year	$19,729,056	$17,800,892
Cash and cash equivalents and restricted cash at end of year	$28,189,387	$19,729,056

Operating Activities

Greenland’s net cash provided by operating activities was approximately $2.45 and $8.12 million for the fiscal years ended December 31, 2023 and 2022, respectively.

In the fiscal year ended December 31, 2023, the main sources of cash inflow from operating activities were the increase in allowance for expected credit loss-related parties receivable of $34.46 million and depreciation and amortization of $2.19 million. The main causes of changes in cash outflow were net loss of approximately $25.02 million, change in fair value of warrant liability of approximately $1.40 million, changes in other current and noncurrent assets of approximately $6.34 million and changes in accounts receivable of $2.39 million.

In the fiscal year ended December 31, 2022, the main sources of cash inflow from operating activities were net income of $3.80 million, changes in notes receivable of $6.07 million, change in fair value of warrant liability of approximately $2.81 million, and depreciation and amortization of $2.44 million. The main causes of changes in cash outflow were changes in other current and noncurrent assets of approximately $7.82 million and changes in accounts payable of $2.08 million.

Investing Activities

Investing activities resulted a cash inflow of approximately $1.07 million for the fiscal year ended December 31, 2023. Cash provided by investing activities for the fiscal year ended December 31, 2023 was mainly due to approximately $0.44 million in proceeds from sale of short-term investment and approximately $1.84 million repayment of loans lend to third parties offset by approximately $0.74 million used for purchases of long-term assets.

Investing activities resulted a cash outflow of approximately $0.78 million for the fiscal year ended December 31, 2022. Cash used in investing activities for the fiscal year ended December 31, 2022 was mainly due to approximately $0.53 million used for purchases of long-term assets and approximately $0.25 million used for investment in a joint venture.

Financing Activities

Financing activities resulted a cash inflow of approximately $2.87 million for the fiscal year ended December 31, 2023, which was mainly attributable to approximately $6.72 million in proceeds from short-term bank loans and approximately $9.27 million in notes payable. Such amounts were further offset by approximately $12.42 million in repayment of short-term bank loans.

Financing activities resulted a cash outflow of approximately $4.28 million for the fiscal year ended December 31, 2022, which was mainly attributable to repayment of loans due to related parties in the amount of approximately $2.16 million, repayment of loans due to third parties in the amount of approximately $1.48 million, repayment of notes payable in the amount of approximately $10.85 million and repayment of short-term bank loans in the amount of approximately $10.79 million. Such amounts were further offset by approximately $11.70 million in proceeds from short-term bank loans and approximately $9.20 million in proceeds from equity and debt financing.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2023, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Off Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information regarding this Item is contained in Item 7 under the headings “Credit Risk,” “Liquidity Risk,” and “Inflation Risk.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To:	Shareholders and Board of Directors
Greenland Technologies Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Technologies Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive incomes, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matters

We draw your attention to Note 23(b), where the Company recorded a full provision for expected credit losses with an aggregate amount in $34.46 million for the year ended December 31, 2023, as the Company does not expect the amount due from Cenntro Holding Limited will be repaid.

We also draw your attention to Note 25, where the Company issued a press release on February 14, 2024 announcing its intent to explore a separation of its electric industrial vehicles and drivetrain systems segments into two independent, publicly-traded companies, by spinning off its drivetrain systems business. After the proposed spin-off, the Company would be solely comprised of the Company’s current industrial electric vehicle business under its HEVI brand. Our opinion is not modified with respect to these matters.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Warrant Liability

As described in Notes 17 to the consolidated financial statements, the Company’s warrant liability was $4.1million and $5.5million as of December 31,2023 and 2022, respectively which these amounts were material to the financial statements as a whole. Management applies significant judgments in estimating fair values of warrant liability including selection of valuation methods and significant assumptions used in valuation such as Black–Scholes model and significant inputs into the model.

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the warrant liability.

●	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

●	We evaluated the value of these warrant liability by vouching the related agreement.

●	We reviewed and tested the significant assumption and recalculated related underlying data used in the valuation model used by the management to verify the reasonableness of valuation models used.

●	We performed research to determine that the model was appropriate to the facts and circumstances.

The accounts relevant to this critical audit matter include the value of the warrant liabilities and the related disclosures in the accompanying notes 17 to the financial statements.

/s/ WWC, P.C.
WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since November 16, 2020.

San Mateo, California

(PCAOB ID # 1171)

April 16, 2024

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(AUDITED, IN U.S. DOLLARS)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$22,981,324	$16,295,695
Restricted cash	5,208,063	3,433,361
Short Term Investment	2,818,068	7,800,723
Notes receivable, net	27,135,249	28,748,879
Accounts receivable, net	16,483,533	14,337,760
Inventories, net	24,596,795	23,096,382
Due from related parties-current, net	225,927	30,214,245
Advance to suppliers	288,578	412,766
Prepayments and other current assets	53,204	1,568,687
Total Current Assets	$99,790,741	$125,908,498

Non-current asset
Property, plant, equipment and construction in progress, net	13,698,997	15,585,214
Land use rights, net	3,448,505	3,639,067
Other intangible assets	189,620	147,465
Long term investment	-	250,000
Due from related parties-non current, net	-	6,455,662
Deferred tax assets	256,556	219,207
Operating lease right-of-use assets	2,125,542	2,627,110
Fixed deposit	9,916,308	-
Other non-current assets	1,050,698	283,118
Total non-current assets	$30,686,226	$29,206,843
TOTAL ASSETS	$130,476,967	$155,115,341

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022 (Continued)

(AUDITED, IN U.S. DOLLARS)

	December 31,	December 31,
	2023	2022

Current Liabilities
Short-term bank loans	$3,042,296	$8,986,255
Notes payable-bank acceptance notes	36,712,562	28,272,472
Accounts payable	25,272,528	24,817,165
Taxes payables	758,307	192,478
Customer deposits	137,985	227,432
Due to related parties	4,021,636	1,693,315
Other current liabilities	2,091,507	1,547,390
Current portion of operating lease liabilities	487,695	472,182
Total current liabilities	$72,524,516	$66,208,689

Long-term liabilities
Long term operating lease liabilities	1,684,614	2,176,130
Other long-term liabilities	1,529,831	1,812,759
Warrant liability	4,084,605	5,483,379
Total long-term liabilities	$7,299,050	$9,472,268
TOTAL LIABILITIES	$79,823,566	$75,680,957

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 13,594,530 and 12,978,504 shares issued and outstanding as of December 31, 2023 and December 31, 2022.	-	-
Additional paid-in capital	30,286,560	30,286,560
Statutory reserves	3,842,331	3,842,331
Retained earnings	18,535,133	34,414,249
Accumulated other comprehensive income (loss)	(2,583,794)	(2,831,419)
Total shareholders’ equity	$50,080,230	$65,711,721
Non-controlling interest	573,171	13,722,663
TOTAL EQUITY	$50,653,401	$79,434,384

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,476,967	$155,115,341

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31,
	2023	2022
Revenues	$90,333,240	$90,830,674
Cost of goods sold	65,757,237	70,995,940
Gross profit	24,576,003	19,834,734
Selling expenses	2,319,835	2,630,226
General and administrative expenses	6,052,541	5,459,020
Research and development expenses	5,424,400	5,786,946
Total operating expenses	$13,796,776	$13,876,192
INCOME FROM OPERATIONS	$10,779,227	$5,958,542
Interest income	143,094	56,817
Interest expense	(250,410)	(402,968)
Loss on disposal of property and equipment	(31,072)	(1,511)
Impairment for investments	(300,000)	-
Change in fair value of the warrant liability	1,398,774	(2,814,012)
Allowance for expected credit loss-related parties receivable	(34,462,992)	-
Remeasurement loss from change in functional currency	(2,490,646)	-
Government subsidies income	692,443	1,029,370
Other income/(loss)	1,212,354	676,136
INCOME (LOSS) BEFORE INCOME TAX	$(23,309,228)	$4,502,374
INCOME TAX	1,708,262	699,691
NET INCOME (LOSS)	$(25,017,490)	$3,802,683
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(9,138,374)	3,057,130
NET INCOME (LOSS) ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$(15,879,116)	$745,553
OTHER COMPREHENSIVE INCOME (LOSS):	842,646	(5,740,161)
Unrealized foreign currency translation income (loss) attribute to Greenland technologies holding corporation and subsidiaries	247,625	(3,845,818)
Unrealized foreign currency translation income (loss) attribute to non-controlling interest	595,021	(1,894,343)
Total comprehensive loss attributable to Greenland technologies holding corporation and subsidiaries	(15,631,491)	(3,100,265)
Total comprehensive income (loss) attributable to noncontrolling interest	(8,543,353)	1,162,787
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	13,229,978	11,886,876
Basic and diluted	(1.20)	0.06

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHARE HOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(AUDITED, IN U.S. DOLLARS)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance as of December 31, 2021	11,329,530	-	$23,759,364	$1,014,399	3,842,331	$33,668,696	$12,559,876	$74,844,666
Sale of stock and warrants	1,648,974	-	6,527,196	-	-	-	-	6,527,196
Net income	-	-	-	-	-	745,553	3,057,130	3,802,683
Foreign currency translation adjustment	-	-	-	(3,845,818)	-	-	(1,894,343)	(5,740,161)
Balance as of December 31, 2022	12,978,504	-	$30,286,560	$(2,831,419)	3,842,331	$34,414,249	$13,722,663	$79,434,384

Cashless exercise of warrants	616,026	-	-	-	-	-	-	-
Cancellation of subsidiary	-	-	-	-	-	-	(3,902,544)	(3,902,544)
Dividend	-	-	-	-	-		(703,595)	(703,595)
Net income	-	-	-	-	-	(15,879,116)	(9,138,374)	(25,017,490)
Foreign currency translation adjustment	-	-	-	247,625	-	-	595,021	842,646
Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$573,171	$50,653,401

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(25,017,490)	$3,802,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,190,737	2,436,114
Amortization of deferred subsidy	(231,795)	(236,856)
Loss on disposal of property and equipment	31,072	1,511
Increase in allowance for expected credit losses	127,646	(32,316)
Increase in provision for inventory	271,453	359,534
Change in fair value of warrant liability	(1,398,774)	2,814,012
Increase in allowance for expected credit loss-related parties receivable	34,462,992	-
Deferred tax assets	(43,724)	(90,259)
Non-cash lease expenses	668,609	354,377
Impairment for investments	300,000	-
Loss on disposal of short term investment	25,325	-
Accrued interest income derived from loan to RP	(14,570)	-
Accrued expense	103,150	-
Changes in operating assets and liabilities:
Increase (Decrease) In:
Accounts receivable	(2,689,614)	406,963
Notes receivable	794,986	6,074,159
Inventories	(2,404,558)	400,982
Advance to suppliers	122,588	(11,187)
Other current and noncurrent assets	(6,335,159)	(7,816,943)
Increase (Decrease) In:
Accounts payable	1,163,794	(2,080,206)
Customer deposits	(83,204)	(133,803)
Other current liabilities	475,763	2,115,816
Income tax payables	572,857	94,634
Due to related parties	-	183,066
Long-term payables - unamortized deferred financing costs	-	(186,800)
Lease liabilities	(643,044)	(333,415)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,449,040	$8,122,066

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022 (Continued)

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Long-term assets	$(735,498)	$(525,128)
Loan lent to third parties	(423,675)	-
Repayment of loans lend to third parties	1,835,925	-
Proceeds from sale of short-term investment	444,155	-
Investment in a joint venture	(50,000)	(250,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	$1,070,907	$(775,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$6,722,309	$11,697,621
Repayments of short-term bank loans	(12,424,974)	(10,786,753)
Notes payable	9,272,074	(10,847,677)
Proceeds from related parties	-	281,406
Repayment of loans from related parties	-	(2,159,416)
Repayment of loans from third parties	-	(1,481,087)
Payment of principal on financing lease obligation	-	(185,136)
Proceeds from equity and debt financing	-	9,196,563
Dividend paid	(703,595)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES	$2,865,814	$(4,284,479)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$6,385,761	$3,062,459
Effect of exchange rate changes on cash	2,074,570	(1,134,295)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	19,729,056	17,800,892
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$28,189,387	$19,729,056
Bank balances and cash	22,981,324	16,295,695
Bank balances and cash included in assets classified as restricted cash	5,208,063	3,433,361

Supplemental Disclosure of Cash Flow Information
Income taxes paid	977,985	695,315
Interest paid	277,158	405,174

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Greenland Technologies Holding Corporation (the “Company” or “Greenland”) designs, develops, manufactures and sells components and products for the global material handling industries.

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2023 and 2022, Greenland sold an aggregate of 149,543 and 129,686 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland launched HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line.

Greenland serves as the parent company of Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the People’s Republic of China (the “PRC” or “China”) in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

The COVID-19 pandemic has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. For the fiscal years ended December 31, 2023 and 2022, we experienced rising material costs due to the pandemic. As of the date of this report, Chinese industries have gradually resumed businesses as the Chinese government lifted its COVID-19 protocols and measures since December 2022. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company’s Shareholders

As of December 31, 2023, Cenntro Holding Limited owned 45.69% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the wholly owned subsidiary of the Company, owned 71.576% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 100% of Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”) and 62.5% of Hengyu Capital, Ltd. (“Hengyu Capital”). HEVI (formerly known as Greenland Technologies Corp.) is a wholly owned subsidiary of Greenland.

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest.On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. As of December 31, 2023, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

HEVI

HEVI, formerly known as Greenland Technologies Corp. prior to May 2022, was incorporated on January 14, 2020 under the laws of the State of Delaware. HEVI is a wholly owned subsidiary of Greenland and promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Hengyu Capital

Hengyu Capital is a limited liability company registered on August 16, 2022 in Hong Kong. The main business of Hengyu Capital is to engage in investment management and consulting services.

Shanghai Hengyu

Shanghai Hengyu is a limited liability company registered on September 10, 2015 in Shanghai Free Trade Zone, Shanghai, the PRC, which dissolved on July 10, 2023.

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2023, are as follows:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the financial statements of Greenland Technologies Holding Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the years ended December 31, 2023 and 2022 include allowance for expected credit losses, reserve for inventories, fair value of warrant liability, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets, estimates used in accounting for leases in accordance with FASB ASC 842, Leases and valuation of deferred tax assets and accruals for taxes due.

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

Foreign Currency Translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Renminbi (“RMB”). The Company’s financial statements have been translated into the reporting currency of the United States Dollar (“USD”). Assets and liabilities of the Company are translated at the exchange rate at each reporting period end date. Equity is translated at the historical exchange rate when the transaction occurs. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translation of foreign currency transactions and balances are reflected in the results of operations.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	As of
	December 31, 2023	December 31, 2022
Period end RMB: US$ exchange rate	7.0999	6.8972

	For the years ended December 31,
	2023	2022
Period average RMB: US$ exchange rate	7.0809	6.7518

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The exchange rates (applicable to Shanghai Hengyu closed on July 10, 2023) used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	From January 1, 2023 to July 10, 2023	For the year ended December 31, 2022
Period average RMB: US$ exchange rate	6.9402	6.7518

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its bank accounts with various financial institutions primarily in mainland China and U.S. The Company has not experienced any losses in bank accounts.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash, cash equivalents and restricted cash, short term investment, accounts receivable, notes receivables, due from related party, fixed deposit, short term bank loans, accounts payable, other payable, notes payable and warrant liability. As of December 31, 2023 and 2022, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, notes payables, and accounts payable are approximation their fair value due to the short-term nature. As of December 31, 2023 and 2022, fixed deposits and bank loans are measured at amortized cost.

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$2,818,068	-	-	$2,818,068
Warrants liability	-	4,084,605	-	4,084,605

Total	$2,818,068	4,084,605	-	$6,902,673

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses.

The Company adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2023 using a modified retrospective approach. The Company also adopted this guidance to notes receivable and due from related parties.

To estimate expected credit losses, the Company has identified the relevant risk characteristics of its customers and the related receivables. The Company considers the past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors) and changes in the Company’s customer collection trends. The allowance for expected credit losses and corresponding receivables were written off when they are determined to be uncollectible.

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.29 million and $0.41 million as of December 31, 2023 and 2022, respectively.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the years ended December 31, 2023 and 2022.

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

Revenues are recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of customers’ acceptance or consumption, at the net sales price (transaction price) and each of the criteria under ASC 606 have been met. Contract terms may require the Company to deliver the finished goods to the customers’ location or the customer may pick up the finished goods at the Company’s factory. International sales are recognized when shipment clears customs and leaves the port. Payments due within two months after customers’ acceptance or consumption.

The Company adopted ASC 606 on January 1, 2018, using the transition method of Modified-Retrospective Method (“MRM”). The adoption of ASC 606 had no impact on the Company’s beginning balance of retained earnings.

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Contracts do not offer any price protection, but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the years ended December 31, 2023 and 2022. The total sales return amount accounted for around 0.10% and 0.00% of the total revenue for the years ended December 31, 2023 and 2022.The total warrants expenditures amount accounted for around 0.63% and 1.01% of the total revenue for the years ended December 31, 2023 and 2022.

The following table sets forth disaggregation of revenue:

	For the years ended December 31,
	2023	2022
Major Product
Transmission boxes for Forklift	$85,925,302	$80,220,000
Transmission boxes for Non-Forklift (EV, etc.)	4,407,938	10,610,674
Total	$90,333,240	$90,830,674

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $5.42 million and $5.79 million for the years ended December 31, 2023 and 2022, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies were $1.53 million and $1.81 million as of December 31, 2023 and 2022, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2023 and 2022, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Statutory Reserve

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) a General Reserve Fund, (ii) an Enterprise Expansion Fund and (iii) a Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly owned foreign enterprise is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital. A non-wholly owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

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

Earnings per share

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings per Share.” Basic earnings per share is computed by dividing the net income(loss) attributable to GREENLAND TECHNOLOGIES HOLDING CORPORATION, by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares equivalents had been issued and if the additional ordinary shares were dilutive.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2023 and 2022. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2023 and 2022.

Related Party

In general, related parties exist when there is a relationship that offers the potential for transactions at less than arm’s-length, favorable treatment, or the ability to influence the outcome of events different from that outcome which might result in the absence of that relationship. A related party may be any of the following: a) an affiliate, which is a party that directly or indirectly controls, is controlled by, or is under common control with another party; b) a principle owner, owner of record or known beneficial owner of more than 10% of the voting interest of an entity; c) management, which are persons having responsibility for achieving objectives of the entity and requisite authority to make decision; d) immediate family of management or principal owners; e) a parent company and its subsidiaries; f) other parties that have ability to significant influence the management or operating policies of the entity; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions.

Uncertainty and risks

Political, social and economic risks

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

Currency Exchange Risk

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash in bank and accounts receivable.

The Company places its cash with financial institutions with high credit ratings and quality in the PRC and the U.S. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB500,000 (USD70,000) per bank. As of December 31, 2023 and 2022, the Company’s bank account balance in the PRC was $33,033,191 and 11,131,825, respectively, exceeding PRC deposit insurance of RMB500,000 (USD70,000) as of each year end. To date, the Company has not experienced any losses in such accounts.

The Company’s bank deposits in the U.S. are insured to the maximum extent permitted by the Deposit Insurance Fund in the U.S. Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. Federal Deposit Insurance Corporation (“FDIC”) insurance is backed by the full faith and credit of the United States government. As of December 31, 2023 and 2022, the Company’s bank account balance in the United States was $3,797,076 and 7,547,582, respectively, exceeding FDIC insurance of $250.000 as of each year end. To date, the Company has not experienced any losses in such accounts.

The Company conducts credit evaluations of customers, and generally does not require collateral or other security from its customers. The Company establishes an allowance for expected credit losses primarily based upon the factors surrounding the credit risk of specific customers..

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded as warrant liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the statement of operations.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In June 2016, the FASB issued ASU 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. This ASU provides more useful information about expected credit losses to financial statement users and changes how entities will measure credit losses on financial instruments and timing of when such losses should be recognized. This ASU is effective for annual and interim periods beginning after December 15, 2019 for issuers and December 15, 2020 for non-issuers. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. In May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The updates should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). On November 19, 2019, the FASB issued ASU 2019-10 to amend the effective date for ASU 2016-13 to be fiscal years beginning after December 15, 2022 and interim periods therein. The Company adopted this guidance on January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements.

In March 2023, the FASB issued an ASU to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU amends the accounting for the amortization period of leasehold improvements in common-control leases for all entities and requires certain disclosures when the lease term is shorter than the useful life of the asset. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the application of this ASU to have a material impact on our consolidated financial statements or financial disclosures.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its consolidated financial condition, results of operations, cash flows or disclosures.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHORT TERM INVESTMENT

As of December 31, 2023 and 2022, the Company’s short term investment amounted to $2,818,068 and $7,800,723, respectively. On July 1, 2021, the Company entered into a financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD, pursuant to which Zhejiang Jilin Electronic Technology Co., LTD agreed to make short-term investments with the amount contributed by the Company during the period from July 1, 2021 to June 30, 2023. The Company contributed a total amount of $500,000 under this agreement. On March 27, 2023, the contract was terminated early, and the Company got back a total amount of $444,155. During the year ended December 31, 2023, the Company purchased bank management products in a total amount of $2,824,500 (RMB20,000,000). As of December 31, 2023, the fair value of the Company’s bank management products was $2,818,068(RMB20,008,000).

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the years ended December 31,
	2023		2022
Major customers representing more than 10% of the Company’s revenues
Company A	$13,533,592	14.98%	$15,570,726	17.14%
Company B	10,618,083	11.75%	12,846,382	14.14%
Total Revenue	$24,151,675	26.73%	$28,417,108	31.28%

	As of
	December 31, 2023		December 31, 2022
Major customers of the Company’s accounts receivable, net
Company A	2,143,828	12.36%	1,082,818	7.55%
Company B	1,582,994	9.12%	1,375,051	9.59%
Company C	1,415,116	8.16%	1,154,670	8.05%
Company D	1,370,447	7.90%	2,140,591	14.93%
Company E	1,192,684	6.87%	2,266,095	15.81%
Company F	746,874	4.30%	1,430,298	9.98%
Total	$8,451,944	48.71%	$9,449,523	65.91%

Accounts receivable from the Company’s major customers accounted for 48.71% and 65.91% of total accounts receivable balances as of December 31, 2023 and December 31, 2022, respectively.

There was no supplier representing more than 10% of the Company’s total purchases for the years ended December 31, 2023 and 2022, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	December 31, 2023	December 31, 2022
Accounts receivable	$17,351,398	$15,100,085
Less: allowance for expected credit losses	(867,865)	(762,325)
Accounts receivable, net	$16,483,533	$14,337,760

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE (CONTINUED)

Changes in the allowance for expected credit losses are as follows:

	As of
	December 31, 2023	December 31, 2022
Beginning balance	$762,325	$859,319
Additional provision charged to expense	127,646	(32,316)
Effect of FX change	(22,106)	(64,678)
Ending balance	$867,865	$762,325

NOTE 6 – INVENTORIES

As of December 31, 2023 and 2022, inventories consisted of the following

	As of
	December 31, 2023	December 31, 2022
Raw materials	$9,337,110	$7,975,097
Revolving material	1,143,558	1,122,313
Consigned processing material	60,754	15,056
Work-in-progress	2,501,368	2,255,453
Finished goods	12,192,937	12,104,309
Less: inventory impairment	(638,932)	(375,846)
Inventories, net	$24,596,795	$23,096,382

Changes in the inventory reserves are as follows:

	As of
	December 31, 2023	December 31, 2022
Beginning balance	$375,846	$23,793
(Release of) inventory write-downs	271,233	359,534
Effect of FX change	(8,147)	(7,481)
Ending balance	$638,932	$375,846

NOTE 7 – NOTES RECEIVABLE

	As of
	December 31, 2023	December 31, 2022
Bank notes receivable:	$27,135,249	$26,713,919
Commercial notes receivable	-	2,034,960
Total	$27,135,249	$28,748,879

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to six months from the date of issuance. As of December 31, 2023, the Company pledged notes receivable for an aggregate amount of $21.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $19.35 million. As of December 31, 2022, the Company pledged notes receivable for an aggregate amount of $15.51 million to Bank of Communications as a means of security for issuance of bank acceptance notes in an aggregate amount of $13.27 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the years ended December 31, 2023 and 2022, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

(a) As of December 31, 2023 and 2022, property, plant and equipment consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Buildings	$11,444,906	$11,781,256
Machinery	20,974,546	21,010,613
Motor vehicles	336,541	315,708
Electronic equipment	246,207	223,806
Fixed assets decoration*	-	-
Total property plant and equipment, at cost	33,002,200	33,331,383

Less: accumulated depreciation	(19,325,844)	(17,763,247)
Property, plant and equipment, net	$13,676,356	$15,568,136
Construction in process	22,641	17,078
Total	$13,698,997	$15,585,214

For the years ended December 31, 2023 and 2022, depreciation expense amounted to $2.03 million and $2.44 million, respectively, of which $1.18 million and $1.47 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

The Company has not acquired any property and equipment under capital leases.

For the years ended December 31, 2023 and 2022, $0 million and $0.38 million of construction in progress were converted into fixed assets.

Restricted assets consist of the following:

	As of
	December 31, 2023	December 31, 2022
Buildings, net	$2,024,994	$9,599,313
Machinery, net	-	-
Total	2,024,994	9,599,313

As of December 31, 2023, the Company pledged its ownership interests in certain buildings for book value of RMB14.38 million ($2.02 million) as security with Communications Bank of PRC for its loan facility with maximum exposure of RMB60.01 million.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Land use rights, cost	$4,333,386	$4,460,738
Less: Accumulated amortization	(884,881)	(821,671)
Land use rights, net	$3,448,505	$3,639,067

As of December 31, 2023, the Company had land use rights with net book value of $3.45 million, and land use rights with net book value of $1.14 million were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2022, the Company had land use rights with net book value of $3.64 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of December 31, 2023:

Years ending December 31,	Amortization expense
2024	$86,900
2025	86,900
2026	86,900
2027	86,900
2028	86,900
Thereafter	3,014,005
Total	$3,448,505

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of December 31, 2023 and 2022, fixed deposit consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Three-year bank deposit	$9,916,308	$-
Total	$9,916,308	$-

All fixed deposit were deposited in local banks in the PRC and the deposit term is three years.

NOTE 11 – NOTES PAYABLE

	As of
	December 31, 2023	December 31, 2022
Bank acceptance notes	$36,712,562	$28,272,472
Total	$36,712,562	$28,272,472

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $5.21 million and $3.43 million restricted cash, $21.85 million and $15.51 million notes receivable, as of December 31, 2023 and 2022, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	December 31, 2023	December 31, 2022
Procurement of Materials	$25,011,515	$24,541,774
Infrastructure& Equipment	43,530	207,587
Freight fee	217,483	67,804
Total	$25,272,528	$24,817,165

NOTE 13 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	December 31, 2023	December 31, 2022
Collateralized bank loans	$2,760,602	$7,536,392
Unsecured bank loans	281,694	1,449,863
Total	$3,042,296	$8,986,255

Short-term loans as of December 31, 2023 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2023
July 22, 2024	Operating Loans	Bank of Zheshang	3.60	$1,352,132
July 25, 2024	Operating Loans	Bank of Hangzhou	3.55	1,408,470
February 22, 2024	Operating Loans	Industrial and Commercial Bank of Xinchang	3.45	$281,694
Total				$3,042,296

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHORT TERM BANK LOANS (CONTINUED)

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

The average annual interest rate of the short-term bank loans was 3.56% and 4.10% for the years ended December 31, 2023 and 2022, respectively. The Company was in compliance with its financial covenants as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company pledged a patent as security with Bank of Hangzhou, for its loan facility with maximum exposure of RMB10.00 million and a patent as security with Bank of Zheshang, for its loan facility with maximum exposure of RMB50.00 million.

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	December 31, 2023	December 31, 2022
Employee payables	807,615	747,923
Other tax payables	507,464	141,772
Other payable	115,443	88,403
Accrued expenses	660,985	569,292
Total	$2,091,507	$1,547,390

NOTE 15 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follow:

	As of
	December 31, 2023	December 31, 2022
Subsidy	1,529,831	1,812,759
Total	$1,529,831	$1,812,759

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of December 31, 2023, grant income decreased by $0.28 million, as compared to December 31, 2022. The change was mainly due to timing of incurring qualifying expenses.

NOTE 16 – LEASES

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LEASES (CONTINUED)

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows:

	As of
	December 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$2,125,542	$2,627,110
Liabilities:
Current portion of operating lease liabilities	$487,695	$472,182
Long-term operating lease liabilities	1,684,614	2,176,130
Total operating lease liabilities	$2,172,309	$2,648,312
Lease term and discount rate
Weighted average remaining lease term (in years)	2.09	3.09
Weighted average discount rate	4.5	$4.3

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the years ended December 31,
	2023	2022
Components of lease expense:
Operating lease expense	$668,609	$354,377
Total lease expense	$668,609	$354,377
Supplemental cash flow information related to leases.
Cash paid for amounts included in measurement of operating lease liabilities	$593,778	$337,235
Right-of-use assets obtained in exchange for new operating lease liabilities	-	2,835,406

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2023:

For the years ending December 31,	Operating Leases
2024	$585,127
2025	589,272
2026	606,354
2027	624,034
Total lease payments	$2,404,787
Less: imputed interest	(232,478)
Present value of lease liabilities	2,172,309

NOTE 17 – WARRANT LIABILITY

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASBASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – WARRANT LIABILITY (CONTINUED)

In connection with the registered direct offering closed on July 27, 2022, the Company issued to an investor a warrant to purchase up to 4,530,000 ordinary shares at an exercise price of $4.49 per share. The warrant became exercisable on January 27, 2023 and will expire on January 26, 2028.

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	December 31, 2023	December 31, 2022

Share price	$2.79	$2.18
Exercise price	$4.49	$4.49
Annual dividend yield	-%	-%
Expected term (years)	2.04	2.57
Risk-free interest rate	4.2%	4.3%
Expected volatility	80.00%	120.00%

Significant inputs into the model at the inception date when warrants were issued upon receipt of amounts drawn during the period, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	December 31, 2023	July 27, 2022

Share price	$2.79	$4.31
Exercise price	$4.49	$4.49
Annual dividend yield	-%	-%
Expected term (years)	2.04	3.00
Risk-free interest rate	4.2%	2.9%
Expected volatility	80.00%	140.0%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	December 31, 2023	December 31, 2022
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$4,084,605	$5,483,379

The fair value of the warrants was classified as a liability of $5,483,379 as of December 31, 2022. For the year ended December 31, 2023, the Company recognized a gain of $1,398,774 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $4,084,605 for the investor warrant, collectively, as of December 31, 2023.

NOTE 18 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of December 31, 2023 and December 31, 2022, the Company had no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 13,594,530 and 12,978,504 ordinary shares issued and outstanding, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHAREHOLDER’S EQUITY (CONTINUED)

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

NOTE 18 – SHAREHOLDER’S EQUITY (CONTINUED)

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

On July 25, 2022, the Company issued to an investor a warrant to purchase up to 4,530,000 ordinary shares at an exercise price of $4.49 per share. The warrant became exercisable on January 27, 2023 and will expire on January 26, 2028.

On August 26, 2022, the Company issued to investors in a private placement warrants to purchase up to 616,026 shares of ordinary shares at an exercise price of $4.17. The warrant became exercisable on January 27, 2023 and valid for sixty months. On May 8, 2023, the investors chose to cashless exercise all their warrants for a total of 616,026 ordinary shares.

As of December 31, 2023, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expired on July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of December 31, 2023, no unit purchase option exercisable by Chardan is outstanding.

NOTE 19 – EARNINGS PER SHARE

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – EARNINGS PER SHARE (CONTINUED)

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Year ended December 31,
	2023	2022
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$(15,879,116)	$745,553
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	13,229,978	11,886,876
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	13,229,978	11,886,876
Basic and diluted net income per share	$(1.20)	$0.06

For the years ended December 31, 2023 and 2022, 4,530,000 shares underlying outstanding purchase option to an investment placement agent were excluded from the calculation of diluted loss per share as the options were anti-dilutive. The exercise price of the warrants is higher than the average price of common shares during the periods, so the warrants is “out-of-the-money” and result in an antidilutive effect on EPS.

NOTE 20 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the years ended December 31, 2023 and 2022 are as follows:

	For the years ended December 31,
	2023	2022
Domestic Sales	$89,649,354	$90,171,256
International Sales	683,886	659,418
Total	$90,333,240	$90,830,674

NOTE 21 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

British Virgin Islands

Greenland was incorporated in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their stockholders, no British Virgin Islands withholding tax will be imposed.

United States

HEVI is subject to U.S. Federal tax laws. On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted. Under its provisions, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, we have remeasured our deferred tax assets on our net operating loss carry forwards in the U.S. at the lower enacted tax rate of 21%. However, this remeasurement had no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

Hong Kong

Zhongchai Holding and Hengyu Capital was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. Since Zhongchai Holding and Hengyu Capital had no taxable income during the reporting period, it has not paid Hong Kong profits taxes. Zhongchai Holding and Hengyu Capital has not recognized an income tax benefit for its operating losses in Hong Kong because the Company does not expect to commence active operations in Hong Kong.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – INCOME TAXES (CONTINUED)

PRC

Zhejiang Zhongchai and Hangzhou Greenland are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate. Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%.

For the years ended December 31, 2023 and 2022, the components of income tax expense consist of the following:

	For the years ended December 31,
	2023	2022
Current income tax	$1,757,948	$789,950
Deferred income tax	(49,686)	(90,259)
Total Income tax	$1,708,262	$699,691

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the years ended December 31,
	2023	2022
PRC statutory income tax rates*	25.00%	25.00%
Permanent difference	(0.06)%	0.39%
Super deduction on eligible R&D expenditure	3.98%	(18.12)%
“High-tech enterprise” tax deduction	7.50%	(25.36)%
Effect of different tax jurisdiction	(13.29)%	23.93%
Effect of adjusting income tax for prior periods	-%	(4.77)%
Effect of internal withholding of income tax and internal offsetting	(1.85)%	(0.20)%
Change in valuation allowance	(28.61)%	14.67%
Actual income tax rate	(7.33)%	15.54%

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

Deferred tax assets consist of the following:

	As of
	December 31, 2023	December 31, 2022
Allowance	$5,870,437	$163,710
Accrued expense	72,512	55,497
Net operating losses carried forward in the PRC	234,833	207,256
Net operating losses carried forward in the U.S.	1,488,696	689,694
Net operating losses carried forward in the HK	153,317	-
Totals	7,819,795	1,116,157
Less: Valuation allowance	(7,563,239)	(896,950)
Deferred tax assets, net	$256,556	$219,207

As of December 31, 2023 and 2022, the Company’s PRC entities had net operating loss carry forwards of approximately $0.99 million and $0.85 million, respectively, which will start to expire from 2025. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of December 31, 2023 and 2022, full valuation allowance is provided against the deferred tax assets related to the Company’s net operating loss carry forwards based upon management’s assessment as to their realization. The Company recorded $34.46 million allowance of expected credit loss to the amounts due from Cenntro Holding Limited, and full valuation allowance is provided against the deferred tax assets related to this allowance based upon management’s assessment as to their realization.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – COMMITMENTS AND CONTINGENCIES

(b) Pledged collateral for bank loans

On December 23, 2020, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with ABC Xinchang, pledging its land use rights and property ownership as security to ABC Xinchang, for a loan facility with a maximum principal amount of US$9.62 million (RMB69.77 million) during the period from November 17, 2020 to November 16, 2023. As of December 31, 2023 and December 31, 2022, the outstanding amount of the short-term bank loan under this pledge contract was nil and US$2.61 million (RMB18.00 million), respectively.

On September 21, 2020, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Rural Commercial Bank of PRC Co., Ltd., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of US$5.23 million (RMB37.95 million) during the period from September 21, 2020 to September 20, 2026. As of December 31, 2023 and December 31, 2022, the outstanding amount of the short-term bank loan under this pledge contract was nil and US$2.46 million (RMB17.00 million), respectively.

On June 27, 2022, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Bank of Communications Co. LTD., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of US$8.28 million (RMB60.01 million) during the period from June 27, 2022 to June 26, 2027. As of December 31, 2023 and December 31, 2022, the outstanding amount of the short-term bank loan under this pledge contract was nil and US$1.45 million (RMB10.00 million), respectively.

(2) Facility Leases

The Company has leased premises for its offices under non-cancellable operating leases since May 2021 and its assembly site under non-cancellable operating leases since June 2022. See further discussion in NOTE 16 – LEASES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of December 31, 2023:

For the years ending December 31,	Operating Leases
2024	$585,127
2025	589,272
2026	606,354
2027	624,034
Total lease payments	$2,404,787

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Shanghai Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/Non-controlling interest of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties :

	As of
	December 31, 2023	December 31, 2022
Due to related parties:
Zhejiang Zhonggong Machinery Co., Ltd.[1]	$-	$64,563
Cenntro Smart Manufacturing Tech. Co., Ltd.[2]	2,606	2,683
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[3]	94,442	94,442
Cenntro Holding Limited[4]	1,341,627	1,341,627
Hangzhou Jiuru Economic Information Consulting Co. Ltd[5]	190,000	190,000
Peter Zuguang Wang[6]	2,392,961	-
Total	$4,021,636	$1,693,315

All balances of due to related parties as of December 31, 2023 and 2022 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of December 31, 2023 and December 31, 2022 consisted of:

1	Interest payable to Zhejiang Zhonggong Machinery Co., Ltd, which is waived by Zhejiang Zhonggong Machinery Co., Ltd in 2023;

2	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

3	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

4	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

5	Consulting fees payable to Hangzhou Jiuru Economic Information Consulting Co. Ltd; and

6	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu on July 10, 2023.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	December 31,	December 31,
	2023	2022
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	225,927	214,245
Cenntro Holding Limited	$-	$30,000,000
Total	$225,927	$30,214,245

	As of
	December 31,	December 31,
	2023	2022
Due from related parties-noncurrent:
Cenntro Holding Limited	$-	$6,455,662
Total	$-	$6,455,662

The balance of due from related parties as of December 31, 2023 and December 31, 2022 consisted of:

Other receivable from Cenntro Holding Limited was $34.46 million and $36.46 million as of December 31, 2023 and December 31, 2022, respectively. Greenland does not expect the amount due from Cenntro Holding Limited to be repaid. Greenland therefore recorded a full provision for expected credit losses for the year ended December 31, 2023. As of December 31, 2023 and December 31, 2022, other receivable, net from Cenntro Holding Limited was $0.00 million and $36.46 million, respectively.

Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.23 million and $0.21 million as of December 31, 2023 and December 31, 2022, respectively. It’s a loan with annual interest rate of 4.785%.

(c) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the years ended December 31, 2023 and 2022 are listed below:

	For the years ended December 31,
	2023	2022
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	208,524	-
Xinchang County Jiuhe Investment Management Partnership (LP)	495,071	-

NOTE 24 –FINANCIAL STATEMENT RECLASSIFICATION

Certain balances in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current period consolidated financial statements. These reclassifications had no effect on the reported results of operations or financial position.

NOTE 25 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is April 16, 2024. All subsequent events requiring recognition as of December 31, 2023 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855 except the following:.

On February 22, 2024, the Company repaid short-term bank loan of US$0.28 million (RMB2.00 million) to Agricultural Bank of China.

On March 19, 2024 and March 26, 2024, the Company borrowed approximately US$2.82 million (RMB20.00 million) and US$2.82 million (RMB20.00 million) from Agricultural Bank of China and Industrial and Commercial Bank of China, respectively. Both of these two loans had a term of one year.

On February 14, 2024, the Company issued a press release announcing its intent, as approved by its board of directors, to explore a separation of its electric industrial vehicles and drivetrain systems segments into two independent, publicly-traded companies by spinning off its drivetrain systems business. After the proposed spin-off, Greenland would be solely comprised of the Company’s current industrial electric vehicle business under its HEVI brand.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 – SUBSEQUENT EVENTS (CONTINUED)

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, in exchange for 100% of the equity interest of Zhongchai Holding. The proposed spin-off expected to be completed in one year.

Carrying amounts of major classes of assets included as part of Zhongchai Holding, Zhejiang Zhongchai, Hengyu Capital, Hangzhou Greenland:

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$20,151,805	$8,292,858
Restricted cash	5,208,063	3,433,361
Short Term Investment	2,818,068	7,800,723
Notes receivable, net	27,135,249	28,748,879
Accounts receivable, net	16,483,533	14,337,760
Inventories, net	22,966,595	22,012,360
Due from related parties-current	225,927	30,214,245
Advance to suppliers	111,973	50,089
Prepayments and other current assets	53,204	1,522,383
Total Current Assets	$95,154,417	$116,412,658

Non-current asset
Property, plant, equipment and construction in progress, net	13,565,219	15,569,405
Land use rights, net	3,448,505	3,639,067
Other intangible assets	189,620	147,465
Due from related parties-non current, net	-	6,455,662
Deferred tax assets	256,556	219,207
Fixed deposit	9,916,308	-
Other non-current assets	847,878	54,047
Total non-current assets	$28,224,086	$26,084,853
TOTAL ASSETS	$123,378,503	$142,497,511

Carrying amounts of major classes of liabilities included as part of Zhongchai Holding, Zhejiang Zhongchai, Hengyu Capital, Hangzhou Greenland:

	December 31,	December 31,
	2023	2022

Current Liabilities
Short-term bank loans	$3,042,296	$8,986,255
Notes payable-bank acceptance notes	36,712,562	28,272,472
Accounts payable	25,272,528	24,693,219
Taxes payables	758,307	192,478
Customer deposits	136,985	226,432
Due to related parties	8,153,718	5,873,665
Other current liabilities	1,837,499	1,266,172
Total current liabilities	$75,913,895	$69,510,693

Long-term liabilities
Other long-term liabilities	1,529,831	1,812,759
Total long-term liabilities	$1,529,831	$1,812,759
TOTAL LIABILITIES	$77,443,726	$71,323,452

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

As of December 31, 2023, the end of the fiscal year covered by this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weakness in internal controls over financial reporting as described below. Greenland’s management anticipates that the Company’s disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

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

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation on the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under this framework, Greenland’s management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weakness:

●	The lack of sufficient and competent financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements.

Based on the above factors, management concluded that our insufficient knowledge of U.S. GAAP and SEC rules represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2023.

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions. To strengthen the Company’s internal control over financial reporting, the Company expects to implement the following remedial actions during fiscal year ending December 31, 2024:

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

Notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we do not qualify as either a large accelerated filer nor an accelerated filer. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Peter Zuguang Wang(5)	69	Chairman of the Board of Directors
Raymond Z. Wang	40	Chief Executive Officer and President
Jing Jin	40	Chief Financial Officer
Ming Zhao(1)(4)	47	Independent Director
Charles Athle Nelson(1)(2)(3)(4)	71	Independent Director
Everett Xiaolin Wang(2)(3)(4)	62	Independent Director
Frank Shen(1)(2)(3)(5)	54	Independent Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)	Class I director

(5)	Class II director

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

Mr. Raymond Z. Wang has served as our chief executive officer and president since October 2019, the chief executive officer of Zhongchai Holding since April 2019, and the chief executive officer of HEVI Corp since January 2020. From February 2019 to November 2020, Mr. Wang served as Chairman of the board of ONE Project, a non-profit organization that unifies local communities to collectively tackle social issues such as hunger. From November 2017 to March 2019, Mr. Wang was the President of Devirra Corporation, a warehousing management and logistic company. From August 2007 to July 2017, Mr. Wang worked as the Vice President at Bank of America Merrill Lynch, developing a client acquisition channel for an online platform. From December 2005 to March 2007, Mr. Wang served as the Financial Advisor at Cowan Financial Group, a full-service financial planning and consulting firm, in New York. Mr. Wang received his Bachelor’s degree in Economics from Rutgers University.

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

Mr. Everett Xiaolin Wang has served as our independent director since October 24, 2019. Dr. Wang has served as a professor and primarily conducts research activities at Kesi Technology (Wenzhou) Research Institute since November 2021. From October 2016 to October 2021, Dr. Wang served as a professor at School of Information Engineering of Guangdong University of Technology in Guangdong, the PRC and a distinguished professor under the University 100 Talents Plan. He has served as session or local chairs of IEEE International Conference in 2013, 2015, 2016 and 2018. Since 2014, he has been reviewer for IEEE Transaction on Intelligent Transportation Systems, as well as Journal of Nonlinear Dynamics. Dr. Wang received his Bachelor of Science degree in Physics from Peking University in 1982, his Master of Science degree in Theoretical Physics from Institute of Theoretical Physics, Academy of Sciences of PRC in 1986, and his Ph.D. degree from the University of Texas at Austin in Electrical and Computer Engineering in 1993.

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

Board Diversity Matrix as of December 31, 2023
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

Number and Terms of Office of Officers and Directors

The directors of the board of directors consist of two classes, being the class I directors (the “Class I Directors”) and the class II directors (the “Class II Directors”). The term of office of the first class of directors, consisting of Mr. Ming Zhao, Mr. Charles Athle Nelson, and Mr. Evrett Xiaolin Wang, will expire at the annual general meeting in 2024. The term of office of the second class of directors, consisting of Mr. Peter Zuguang Wang and Mr. Frank Shen, will expire at the annual general meeting in 2025. Directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting following their election. Except as the BVI Business Companies Act, 2004 (the “Act”) or any applicable law may otherwise require, in the interim between an annual general meeting, or general meeting called for the election of directors, and the removal of one or more directors, any vacancy on the board of directors may be filled by the majority vote of the remaining directors.

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

Board Meetings

Our board of directors held one meeting during the fiscal year ended December 31, 2023. Three directors attended the meeting of the board of directors.

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

Compensation Recovery Policy

We have adopted a compensation recovery policy to provide for the recovery of erroneously-awarded incentive compensation, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, final SEC rules and applicable listing standards.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Raymond Z. Wang,	2023	200,000							200,000
Chief Executive Officer and President(1)	2022	200,000	-	-	-	-	-	-	200,000
Jing Jin,	2023	200,000							200,000
Chief Financial Officer(2)	2022	200,000	-	-	-	-	-	-	200,000

(1)	Mr. Wang has served as the Chief Executive Officer and President of the Company since October 24, 2019.

(2)	Mr. Jin has served as the Chief Financial Officer of the Company since October 24, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercise and Stock Vested Table

In the fiscal year ended December 31, 2023, there was no exercise of share options, share appreciation rights or similar instruments, or vesting of shares, including restricted shares, restricted share units and similar instruments by our executive officers.

Pension Benefits

We do not offer our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

We do not pay our directors in connection with attending individual board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. In addition to reimbursement for reasonable expenses incurred in connection with serving on the board of directors, we paid our directors who served during the fiscal year ended December 31, 2023 compensation as follows:

Director Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Zuguang Wang	25,000	-	-	-	-	-	25,000
Ming Zhao	25,000	-	-	-	-	-	25,000
Charles Athle Nelson	25,000	-	-	-	-	-	25,000
Everett Xiaolin Wang	25,000	-	-	-	-	-	25,000
Frank Shen	25,000	-	-	-	-	-	25,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the beneficial ownership of our ordinary shares by:

●	each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;

●	each of our directors, persons chosen to become a director and named executive officers; and

●	our directors and named executive officers as a group.

The numbers of ordinary shares outstanding and the percentage of beneficial ownership are based on 13,594,530 ordinary shares issued and outstanding as of April 16, 2024. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days. These securities, however, are not included in the computation of the percentage ownership of any other person. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Title of Class	Name and Address of Beneficial Owner**†	Amount	Percent of Class

Directors and named Executive Officers

Ordinary Shares	Peter Zuguang Wang(1)	6,214,240	45.71%

Ordinary Shares	Raymond Z. Wang	186,500	1.37%

Ordinary Shares	Jing Jin	-	-

Ordinary Shares	Ming Zhao	2,500	*

Ordinary Shares	Charles Athle Nelson	2,500	*

Ordinary Shares	Everett Xiaolin Wang	2,500	*

Ordinary Shares	Frank Shen	2,500	*

Ordinary Shares	All Directors and executive officers as a group:	6,410,740	47.16%

Principle Shareholders:

Ordinary Shares	Peter Zuguang Wang and his affiliated entity(1)	6,214,240	45.71%

*	Aggregate number of shares accounts for less than 1% of our total ordinary shares outstanding as of the date of this Report.

**	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

†	The business address of such individual is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512.

(1)	Represents 2,500 ordinary shares directly owned by Peter Zuguang Wang and 6,214,240 ordinary shares held by Cenntro Holding Limited, a company incorporated in Hong Kong and wholly owned by Peter Zuguang Wang.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about ordinary shares that may be issued under our exiting equity compensation plans as of December 31, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Shanghai Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/ Holding non-controlling interest of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	December 31, 2023	December 31, 2022
Due to related parties:
Zhejiang Zhonggong Machinery Co., Ltd.[1]	$-	$64,563
Cenntro Smart Manufacturing Tech. Co., Ltd.[2]	2,606	2,683
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[3]	94,442	94,442
Cenntro Holding Limited[4]	1,341,627	1,341,627
Hangzhou Jiuru Economic Information Consulting Co. Ltd[5]	190,000	190,000
Peter Zuguang Wang[6]	2,392,961	-
Total	$4,021,636	$1,693,315

All balances of due to related parties as of December 31, 2023 and2022 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of December 31, 2023 and December 31, 2022 consisted of:

1	Interest payable to Zhejiang Zhonggong Machinery Co., Ltd, which is waived by Zhejiang Zhonggong Machinery Co., Ltd in 2023;

2	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

3	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

4	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

5	Consulting fees payable to Hangzhou Jiuru Economic Information Consulting Co. Ltd; and

6	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu on July 10, 2023.

	As of
	December 31,	December 31,
	2023	2022
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	225,927	214,245
Cenntro Holding Limited	$-	$30,000,000
Total	$225,927	$30,214,245

	As of
	December 31,	December 31,
	2023	2022
Due from related parties-noncurrent:
Cenntro Holding Limited	$-	$6,455,662
Total	$-	$6,455,662

The balance of due from related parties as of December 31, 2023 and December 31, 2022 consisted of:

Other receivable from Cenntro Holding Limited was $34.46 million and $36.46 million as of December 31, 2023 and December 31, 2022, respectively. The Company does not expect the amount due from Cenntro Holding Limited will be repaid. The Company therefore recorded a full provision for expected credit loss for the year ended December 31, 2023. As of December 31, 2023 and December 31, 2022, other receivable, net from Cenntro Holding Limited was $0.00 million and $36.46 million, respectively.

(c) Summary of Related Party Dividend Payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the years ended December 31, 2023 and 2022 are listed below:

	For the years ended December 31,
	2023	2022
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	208,524	-
Xinchang County Jiuhe Investment Management Partnership (LP)	495,071

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” for details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms during fiscal years ended December 31, 2023 and 2022:

WWC, P.C.

	Year ended December 31, 2023	Year ended December 31, 2022

Audit Fees (1)	$275,000	$275,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$275,000	$275,000

(1)	Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

(3)	Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning.

(4)	All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy

Pursuant to audit committee charter, our audit committee has approved in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Exhibit Description
3.1	Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.2	Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.2 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.3	Second Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
3.4	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019 (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on October 30, 2019)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the annual report on Form 10-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on April 3, 2020)
4.2	Warrant Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
4.3	Rights Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
10.1	Registration Rights Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.2	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of the Company, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.3	Employment Agreement, dated October 24, 2019 by and between the Company and Raymond Z. Wang ((incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.4	Employment Agreement, dated October 24, 2019 by and between the Company and Jing Jin (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.5	Extension Agreement entered into by and between the Company and Cenntro Holdings Limited dated November 21, 2020 (incorporated herein by reference to Exhibit 10.1 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 23, 2020)
10.6	Lease Agreement dated April 1, 2021 by and between SFA 50 Millstone Road, LLC and Greenland Technologies Corp. (incorporated herein by reference to Exhibit 10.2 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on May 12, 2021)

10.7	At the Market Offering Agreement by and between Greenland Technologies Holding Corporation and H.C. Wainwright & Co., LLC, dated November 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on November 22, 2021)
10.8	Channel Partner Agreement by and between Greenland Technologies Corp. and Elive Maroc S.A.R.L. A.U, dated November 20, 2021 (incorporated herein by reference to Exhibit 10.13 to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on March 31, 2022)
10.9	Repayment Agreement entered into by and between the Company and Cenntro Holdings Limited dated March 30, 2022 (incorporated herein by reference to Exhibit 10.14s to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on March 31, 2022)
10.10	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Bank of Zheshang, dated July 24, 2023 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 20, 2023)
10.11	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Bank of Hangzhou, dated July 21, 2023 (incorporated herein by reference to Exhibit 10.4 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 20, 2023)
10.12	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Zhejiang Xinchang Rural Commercial Bank, dated August 17, 2023 (incorporated herein by reference to Exhibit 10.5 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 20, 2023)
14.1	Form of Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of WWC P.C., independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy of the Registrant
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2024.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

By:	/s/ Raymond Z. Wang
Name:	Raymond Z. Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Raymond Z. Wang	Chief Executive Officer and President	April 16, 2024
Raymond Z. Wang	(Principal Executive Officer)

/s/ Jing Jin	Chief Financial Officer and Corporate Secretary	April 16, 2024
Jing Jin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Zuguang Wang	Chairman of the Board and Director	April 16, 2024
Peter Zuguang Wang

/s/ Everett Xiaolin Wang	Director	April 16, 2024
Everett Xiaolin Wang

/s/ Ming Zhao	Director	April 16, 2024
Ming Zhao

/s/ Charles Athle Nelson	Director	April 16, 2024
Charles Athle Nelson

/s/ Frank Shen	Director	April 16, 2024
Frank Shen