Form 10-K/A
period 2022-12-31
Greenland Technologies Holding Corp.
filed 2024-04-17
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Greenland Technologies Holding Corporation (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) to amend the disclosure in (i) Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, (ii) financial statements and footnotes under Item 8, (iii) related party transactions under Item 13, (iv) exhibit index under Item 15, to reflect certain revisions to the Company’s financials as of December 31, 2022 and for the year then ended contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. Based on the Company’s reassessment of certain transactions, the effect of the restatement resulted in an increase in total long-term liabilities, a decrease in net loss, a decrease in shareholders’ equity, to the Company’s financials as of December 31, 2022 and for the year then ended.

The Company also updated the cover page of this Amendment to reflect that it is no longer an emerging growth company since the fiscal year ending December 31, 2024.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Form 10-K and this Amendment does not reflect events occurring after the filing of the Original Form 10-K, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the Original Form 10-K.

i

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GREENLAND TECHNOLOGIES HOLDING CORPORATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Amendment,, and should be read in conjunction with such financial statements and related notes included in this Amendment.. Except for the historical information contained herein, the following discussion, as well as other information in the Original Form 10-K, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Cautionary Note Regarding Forward-Looking Statements” set forth elsewhere in the Original Form 10-K.

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

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to the Sponsor and Chardan, which generated $2,820,000 in gross proceeds. We also sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000) commencing on consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on July 24, 2023. On February 18, 2021, Chardan exercised its option to purchase 120,000 units. As of the date of the Original Form 10-K, an option exercisable by Chardan for 120,000 units is outstanding.

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

Results of Operations

For the fiscal years ended December 31, 2022 and 2021

Overview

	For the Fiscal Years Ended December 31,
	2022	2021	$ Change	% Variance

Revenues	$90,830,674	$98,839,900	$(8,009,226)	(8.1)
Cost of Goods Sold	70,995,940	79,246,280	(8,250,340)	(10.4)
Gross Profit	19,834,734	19,593,620	241,114	1.2
Selling expenses	2,630,226	1,868,156	762,070	40.8
General and administrative expenses	5,459,020	3,948,850	1,510,170	38.2
Research and development expenses	5,786,946	5,526,546	260,400	4.7
Total Operating Expenses	13,876,192	11,343,552	2,532,640	22.3
Income from operations	5,958,542	8,250,068	(2,291,526)	(27.8)
Interest income	56,817	68,295	(11,478)	(16.8)
Interest expenses	(402,968)	(587,264)	184,296	(31.4)
Loss on disposal of property and equipment	(1,511)	1,785	(3,296)	(184.6)
Change in fair value of the warrant liability	(2,814,012)	-	(2,814,012)	(100.0)
Other income	1,705,506	1,378,597	326,909	23.7
Income before income tax	4,502,374	9,111,481	(4,609,107)	(50.6)
Income tax	699,691	1,843,260	(1,143,569)	(62.0)
Net income	$3,802,683	$7,268,221	$(3,465,538)	(47.7)

Components of Results of Operations

	For the Fiscal Years ended December 31,
Component of Results of Operations	2022	2021

Revenues	$90,830,674	$98,839,900
Cost of Goods Sold	70,995,940	79,246,280
Gross Profit	19,834,734	19,593,620
Operating Expenses	13,876,192	11,343,552
Net Income	$3,802,683	$7,268,221

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

Change in fair value of the warrant liability

For the year ended December 31, 2023, the Company recognized a loss of $2,814,012 for the investor warrant from the change in fair value of the warrant liability.

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

Net Income

As a result of the foregoing, Greenland’s net income was approximately $3.80 million for the fiscal year ended December 31, 2022, representing a decrease of approximately $3.47 million, from the net income of approximately $7.27 million for the fiscal year ended December 31, 2021.

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

Working Capital

Our working capital was approximately $59.70 million as of December 31, 2022, as compared to $53.84 million as of December 31, 2021. The increase in working capital of $5.86 million in the fiscal year 2022 as compared with the fiscal year 2021 was primarily contributed to a decrease in notes payable and accounts payable.

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

In the fiscal year ended December 31, 2022, the main sources of cash inflow from operating activities were net income of $3.80 million, changes in notes receivable of $6.07 million, and depreciation and amortization of $2.44 million. The main causes of changes in cash outflow were changes in other current and noncurrent assets of approximately $7.80 million and changes in accounts payable of $2.08 million.

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

Off Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLAND TECHNOLOGIES HOLDING CORPORATION

AMENDED AND RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the financial statements have been restated to correct certain misstatements.

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

San Mateo, California

(PCAOB ID # 1171)

March 31, 2023, except for Note 2, 3, 18, 20,22 and 24 as to which the date is April 17, 2024

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(IN U.S. DOLLARS)

	(As restated)
	(note 2)
	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$16,295,695	$11,062,590
Restricted cash	3,433,361	6,738,302
Short Term Investment	7,800,723	2,105,938
Notes receivable	28,748,879	37,551,121
Accounts receivable, net of allowance for doubtful accounts of $762,325 and $859,319, respectively	14,337,760	15,915,002
Inventories	23,096,382	25,803,474
Due from related parties-current	30,214,245	39,679,565
Advance to suppliers	412,766	434,893
Prepayments and other current assets	1,568,687	14,518
Total Current Assets	$125,908,498	$139,305,403

Non-current asset
Property, plant, equipment and construction in progress, net	15,585,214	18,957,553
Land use rights, net	3,639,067	4,035,198
Other intangible assets	147,465	-
Long term investment	250,000	-
Due from related parties-non current	6,455,662	-
Deferred tax assets	219,207	141,623
Goodwill	-	3,890
Operating lease right-of-use assets	2,627,110	80,682
Other non-current assets	283,118	44,093
Total non-current assets	$29,206,843	$23,263,039
TOTAL ASSETS	$155,115,341	$162,568,442

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021 (Continued)

(IN U.S. DOLLARS)

	(As restated)
	(note 2)
	December 31,	December 31,
	2022	2021

Current Liabilities
Short-term bank loans	$8,986,255	$8,760,945
Notes payable-bank acceptance notes	28,272,472	42,093,061
Accounts payable	24,817,165	29,064,132
Taxes payables	192,478	108,058
Customer deposits	227,432	387,919
Due to related parties	1,693,315	3,619,459
Other current liabilities	1,547,390	1,198,427
Current portion of operating lease liabilities	472,182	33,308
Lease obligations - current	-	197,915
Total current liabilities	$66,208,689	$85,463,224

Long-term liabilities
Long term operating lease liabilities	2,176,130	47,614
Other long-term liabilities	1,812,759	2,212,938
Warrant liability	5,483,379	-
Total long-term liabilities	$9,472,268	$2,260,552
TOTAL LIABILITIES	$75,680,957	$87,723,776

COMMITMENTS AND CONTINGENCIES
EQUITY
Ordinary shares, no par value, 12,978,504 shares authorized; 12,978,504 and 11,329,530 shares issued and outstanding as of December 31, 2022 and December 31, 2021.	-	-
Additional paid-in capital	30,286,560	23,759,364
Statutory reserves	3,842,331	3,842,331
Retained earnings	34,414,249	33,668,696
Accumulated other comprehensive income (loss)	(2,831,419)	1,014,399
Total shareholders’ equity	$65,711,721	$62,284,790
Non-controlling interest	13,722,663	12,559,876
TOTAL EQUITY	$79,434,384	$74,844,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,115,341	$162,568,442

See accompanying notes to the amended and restated consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN U.S. DOLLARS)

	(As restated)
	(note 2)
	Year ended	Year ended
	December 31,	December 31,
	2022	2021
REVENUES	$90,830,674	$98,839,900
COST OF GOODS SOLD	70,995,940	79,246,280
GROSS PROFIT	19,834,734	19,593,620
Selling expenses	2,630,226	1,868,156
General and administrative expenses	5,459,020	3,948,850
Research and development expenses	5,786,946	5,526,546
Total operating expenses	$13,876,192	$11,343,552
INCOME FROM OPERATIONS	$5,958,542	$8,250,068
Interest income	56,817	68,295
Interest expense	(402,968)	(587,264)
Loss on disposal of property and equipment	(1,511)	1,785
Change in fair value of the warrant liability	(2,814,012)	-
Other income/(loss)	1,705,506	1,378,597
INCOME BEFORE INCOME TAX	$4,502,374	$9,111,481
INCOME TAX	699,691	1,843,260
NET INCOME	$3,802,683	$7,268,221
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,057,130	1,002,643
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$745,553	$6,265,578
OTHER COMPREHENSIVE INCOME (LOSS):	(5,740,161)	1,476,710
Unrealized foreign currency translation income (loss) attribute to Greenland technologies holding corporation and subsidiaries	(3,845,818)	1,077,324
Unrealized foreign currency translation income (loss) attribute to non-controlling interest	(1,894,343)	399,386
Comprehensive income (loss)	(3,100,265)	7,342,902
Noncontrolling interest	1,162,787	1,402,029
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic and diluted	11,886,876	10,840,638
NET INCOME PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	0.06	0.58

See accompanying notes to the amended and restated consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF SHARE HOLDERS’ EQUITY

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

See accompanying notes to the amended and restated consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(IN U.S. DOLLARS)

	(As restated)
	(note 2)
	Year ended	Year ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,802,683	$7,268,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,436,114	2,511,996
Loss on disposal of property and equipment	1,511	(1,785)
Increase in allowance for doubtful accounts	(32,316)	(149,172)
Increase in provision for inventory	359,534	23,536
Change in fair value of the warrant liability	2,814,012	-
Deferred tax assets	(90,259)	20,398
Changes in operating assets and liabilities:
Increase (Decrease) In:
Accounts receivable	406,963	(3,025,758)
Notes receivable	6,074,159	(5,945,558)
Inventories	400,982	(9,970,187)
Advance to suppliers	(11,187)	23,463
Other current and noncurrent assets	(7,795,981)	(1,424,031)
Increase (Decrease) In:
Accounts payable	(2,080,206)	6,461,841
Customer deposits	(133,803)	12,994
Other current liabilities	2,115,816	(867,079)
Income tax payables	94,634	106,887
Due to related parties	183,066	(405,732)
Long-term payables - unamortized deferred financing costs	(186,800)	(3,945)
Other long-term liabilities	(1,045,677)	(392,029)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,313,245	$(5,755,940)

See accompanying notes to the amended and restated consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021 (Continued)

(AUDITED, IN U.S. DOLLARS)

	(As restated)
	(note 2)
	Year ended	Year ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Long-term assets	$(525,128)	$(897,385)
Proceeds from government grants for construction	808,821	255,405
Proceeds from sale of property, plant and equipment	-	3,570
Investment in a joint venture	(250,000)	-
NET CASH USED BY INVESTING ACTIVITES	$33,693	$(638,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$11,697,621	$8,666,025
Repayments of short-term bank loans	(10,786,753)	(18,724,388)
Notes payable	(10,847,677)	15,416,006
Proceeds from related parties	281,406	419,311
Repayment of loans from related parties	(2,159,416)	(4,045,048)
Repayment of loans from third parties	(1,481,087)	(310,443)
Proceeds from third parties	-	155,222
Payment of principal on financing lease obligation	(185,136)	(776,108)
Proceeds from equity and debt financing	9,196,563	8,209,897
Proceeds from NCI's Investment	-	5,386,307
Restricted stock grant	-	66,200
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITES	$(4,284,479)	$14,462,981
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,062,459	$8,068,061
Effect of exchange rate changes on cash	(1,134,295)	329,778
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	17,800,892	9,403,053
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$19,729,056	$17,800,892
Bank balances and cash	16,295,695	11,062,590
Bank balances and cash included in assets classified as restricted cash	3,433,361	6,738,302

Supplemental Disclosure of Cash Flow Information
Income taxes paid	695,315	1,631,703
Interest paid	405,174	637,967

See accompanying notes to the amended and restated consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The COVID-19 pandemic has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. For the fiscal years ended December 31, 2021 and 2022, we experienced rising material costs due to the pandemic. As of the date of the Original Form 10-K, Chinese industries have gradually resumed businesses as the Chinese government lifted its COVID-19 protocols and measures since December 2022. However, we remain cautious and prudent when assessing the future impact of COVID-19 on our business due to the current ongoing global pandemic.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company’s Shareholders

As of December 31, 2022, Cenntro Holding Limited owned 47.86% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the wholly-owned subsidiary of the Company, owned 71.576% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 62.5% of Shanghai Hengyu Business Management Consulting Co., Ltd. (“Hengyu”), 100% of Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”) and 62.5% of Hengyu Capital, Ltd. (“Hengyu Capital”). HEVI (formerly known as Greenland Technologies Corp.) is a wholly-owned subsidiary of Greenland.

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

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The restatement primarily is caused by two issues. First, In connection with the registered direct offering closed on July 27, 2022, the Company issued to an investor a warrant to purchase up to 4,530,000 ordinary shares at an exercise price of $4.49 per share. The warrant became exercisable on January 27, 2023 and will expire on January 26, 2028. The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The Company incorrectly recognized as equity before. As a result, the Company restated its equity-classified to liability-classified and recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Second, As of December 31, 2022, our controlling shareholder, Cenntro Holding Limited owed us $36.46 million. Such amount was all recorded as “due from related parties-current” on our balance sheet before. But according to the repayment agreement dated March 30, 2022, by and between Centro Holding Limited and Greenland, the ending balance should have been classified as current and non-current portion. As a result, the Company restated the amount due from Cenntro Holding Limited to “due from related parties-current” and “due from related parties-non current” based on certain payment schedules.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Impact of the Restatement

The impact of the restatement on the balance sheet as of December 31, 2022 is presented below:

	As Previously Reported in 10-K	Adjustment	As Restated
Current assets
Due from related parties-current	$36,669,907	$(6,455,662)	$30,214,245
Total Current Assets	132,364,160	(6,455,662)	125,908,498
Non-current asset
Due from related parties-non current	-	6,455,662	6,455,662
Total non-current assets	22,751,181	6,455,662	29,206,843
Long-term liabilities
Warrant liability	-	5,483,379	5,483,379
Total long-term liabilities	3,988,889	5,483,379	9,472,268
TOTAL LIABILITIES	70,197,578	5,483,379	75,680,957
EQUITY
Additional paid-in capital	32,955,927	(2,669,367)	30,286,560
Retained earnings	37,228,261	(2,814,012)	34,414,249
Total shareholders’ equity	71,195,100	(5,483,379)	65,711,721
TOTAL EQUITY	$84,917,763	(5,483,379)	79,434,384

The impact of the restatement on consolidated statements of income and comprehensive incomes for the year ended December 31, 2022 is presented below:

	As Previously Reported 10-K	Adjustment	As Restated

Change in fair value of the warrant liability	$-	$(2,814,012)	$(2,814,012)
INCOME BEFORE INCOME TAX	7,316,386	(2,814,012)	4,502,374
NET INCOME	6,616,695	(2,814,012)	3,802,683
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	3,559,565	(2,814,012)	745,553
Comprehensive income (loss)	(286,253)	(2,814,012)	(3,100,265)
NET INCOME(LOSS) PER ORDINARY SHARE ATTRIBUTABLE TO OWNERS OF THE COMPANY:
Basic and diluted	$0.30	(0.24)	0.06

The impact of the restatement on consolidated statements of cash flow for the year ended December 31, 2022 is presented below:

	As Previously Reported 10-K	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,616,695	$(2,814,012)	$3,802,683
Change in fair value of the warrant liability	-	2,814,012	2,814,012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash, cash equivalents and restricted cash, short term investment, accounts receivable, notes receivables, due from related party, fixed deposit, short term bank loans, accounts payable, other payable, notes payable and warrant liability. As of December 31, 2022 and 2021, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, notes payables, and accounts payable are approximation their fair value due to the short-term nature.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Warrants (Restated)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHORT TERM INVESTMENT

As of December 31, 2022 and 2021, the Company’s short term investment amounted to $7,800,723 and $2,105,938, respectively. On July 1, 2021, the Company entered into a financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD, pursuant to which Zhejiang Jilin Electronic Technology Co., LTD agreed to make short term investments with the amount contributed by the Company during the period from July 1, 2021 to June 30, 2023. The Company contributed a total of $500,000 under this agreement. During the year ended December 31, 2022, the Company purchased bank management products in a total amount of $7,405,433 (RMB50,000,000). As of December 31, 2022, the fair value of the Company’s bank management products and the financial management agreement with Zhejiang Jilin Electronic Technology Co., LTD were $7,331,243(RMB50,565,049) and $469,480..

NOTE 5 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for doubtful accounts.

	As of
	December 31, 2022	December 31, 2021
Accounts receivable	$15,100,085	$16,774,321
Less: allowance for doubtful accounts	(762,325)	(859,319)
Accounts receivable, net	$14,337,760	$15,915,002

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCOUNTS RECEIVABLE (CONTINUED)

Changes in the allowance for doubtful accounts are as follows:

	As of
	December 31, 2022	December 31, 2021
Beginning balance	$859,319	$986,532
Provision for doubtful accounts	(32,316)	(149,172)
Effect of FX change	(64,678)	21,959
Ending balance	$762,325	$859,319

NOTE 7 – INVENTORIES

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

NOTE 8 – NOTES RECEIVABLE

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

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

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LAND USE RIGHTS

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

NOTE 11 – NOTES PAYABLE

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	December 31, 2022	December 31, 2021
Procurement of Materials	$24,541,774	$28,076,580
Infrastructure & Equipment	207,587	870,616
Freight fee	67,804	116,936
Total	$24,817,165	$29,064,132

NOTE 13 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	December 31, 2022	December 31, 2021
Collateralized bank loans	$7,536,392	$7,976,336
Unsecured bank loans	1,449,863	784,609
Total	$8,986,255	$8,760,945

Short-term loans as of December 31, 2022 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2022
August 29, 2023	Operating Loans	Agricultural Bank of PRC	3.85	$2,609,755
June 29, 2023	Operating Loans	Bank of Communications	3.85	$1,449,864
January 30, 2023	Operating Loans	Bank of Ningbo	1.12	$1,012,005
August 23, 2023	Operating Loans	Rural Commercial Bank of Xinchang	3.85	$2,464,768
February 23, 2023	Operating Loans	Industrial and Commercial Bank of Xinchang	4.05	$1,449,863
Total				$8,986,255

Short-term loans as of December 31, 2021 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2021
August 23, 2022	Operating Loans	Agricultural bank of PRC	4.57	$2,954,837
August 18, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$1,255,375
August 23, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$1,098,453
September 01, 2022	Operating Loans	Rural commercial bank of Xinchang	4.35	$2,667,671
January 21, 2022	Operating Loans	Rural commercial bank of Xinchang	5.30	$784,609
Total				$8,760,945

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

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – LONG TERM PAYABLES

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – WARRANT LIABILITY (Restated)

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

Upon evaluation, the warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	December 31, 2022	July 27, 2022

Share price	$2.18	$4.31
Exercise price	$4.49	$4.49
Annual dividend yield	-%	-%

Expected term (years)	2.57	3.00
Risk-free interest rate	4.3%	2.9%
Expected volatility	120.00%	140.0%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	December 31, 2022	December 31, 2022
Number of ordinary share warrants	4,530,000	-
Fair value of the warrants	$5,483,379	$-

The fair value of the warrants was classified as a liability of $2,669,367 as of July 27, 2022. For the year ended December 31, 2022, the Company recognized a loss of $2,814,012 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $5,483,379 for the investor warrant, collectively, as of December 31, 2022.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SHAREHOLDER’S EQUITY

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SHAREHOLDER’S EQUITY (CONTINUED)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SHAREHOLDER’S EQUITY (CONTINUED)

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

NOTE 20 – EARNINGS PER SHARE (Restated)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – EARNINGS PER SHARE (CONTINUED) (Restated)

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Year ended December 31,
	2022	2021
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$745,553	$6,265,578
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	11,886,876	10,840,638
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	11,886,876	10,840,638
Basic and diluted net income per share	$0.06	$0.58

NOTE 21 – GEOGRAPHICAL SALES AND SEGMENTS

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

NOTE 22 – INCOME TAXES (Restated)

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the year ended December 31, 2022 was 15.54%. The effective tax rate for the year ended December 31, 2022 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – COMMITMENTS AND CONTINGENCIES

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – RELATED PARTY TRANSACTIONS (Restated)

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – RELATED PARTY TRANSACTIONS (CONTINUED) (Restated)

The balance of due to related parties as of December 31, 2022 and December 31, 2021 consisted of:

1	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

2	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

3	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

4	Borrowings from related parties.

	As of
	December 31,	December 31,
	2022	2021
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	214,245	219,691
Cenntro Holding Limited	$30,000,000	$39,459,874
Total	$30,214,245	$39,679,565

	As of
	December 31,	December 31,
	2022	2021
Due from related parties-non current:
Cenntro Holding Limited	$6,455,662	$-
Total	$6,455,662	$-

The balance of due from related parties as of December 31, 2022 and December 31, 2021 consisted of:

Other receivable from Cenntro Holding Limited was $36.46 million and $39.46 million as of December 31, 2022 and December 31, 2021, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

AMENDED AND RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – RELATED PARTY TRANSACTIONS (CONTINUED) (Restated)

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

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Company
Greenland Asset Management Corporation	Shareholder of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of Hengyu
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/NCI of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

Summary of Balances with Related Parties:

	As of
	December 31, 2022	December 31, 2021
Due to related parties:
Zhejiang Zhonggong Machinery Co., Ltd.[1]	$64,563	$409,807
Cenntro Smart Manufacturing Tech. Co., Ltd.[2]	2,683	2,903
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[3]	94,442	94,442
Cenntro Holding Limited[4]	1,341,627	1,341,627
Cenntro Automotive Corporation[4]	-	11,462
Xinchang County Jiuxin Investment Management Partnership (LP)[4]	-	1,569,218
Hangzhou Jiuru Economic Information Consulting Co. Ltd[4]	190,000	190,000
Total	$1,693,315	$3,619,459

The balance of due to related parties as of December 31, 2022 and December 31, 2021 consisted of:

1	Unpaid balances for purchasing of materials and equipment and temporary borrowing from Zhejiang Zhonggong Machinery Co., Ltd.;

2	Prepayment from Cenntro Smart Manufacturing Tech. Co., Ltd.

3	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership); and

4	Borrowings from related parties.

	As of
	December 31,	December 31,
	2022	2021
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	214,245	219,691
Cenntro Holding Limited	$30,000,000	$39,459,874
Total	$30,214,245	$39,679,565

	As of
	December 31,	December 31,
	2022	2021
Due from related parties-non current:
Cenntro Holding Limited	$6,455,662	$-
Total	$6,455,662	$-

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” for details.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Exhibit Description
3.1	Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.2	Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.2 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.3	Second Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
3.4	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019 (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on October 30, 2019)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the annual report on Form 10-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on April 3, 2020)
4.2	Warrant Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
4.3	Rights Agreement, dated July 24, 2018, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
10.1	Registration Rights Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.2	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of the Company, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.3	Employment Agreement, dated October 24, 2019 by and between the Company and Raymond Z. Wang ((incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.4	Employment Agreement, dated October 24, 2019 by and between the Company and Jing Jin (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)

10.5	Extension Agreement entered into by and between the Company and Cenntro Holdings Limited dated November 21, 2020 (incorporated herein by reference to Exhibit 10.1 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 23, 2020)
10.6	Lease Agreement dated April 1, 2021 by and between SFA 50 Millstone Road, LLC and Greenland Technologies Corp. (incorporated herein by reference to Exhibit 10.2 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on May 12, 2021)

10.7	At the Market Offering Agreement by and between Greenland Technologies Holding Corporation and H.C. Wainwright & Co., LLC, dated November 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on November 22, 2021)
10.8	Channel Partner Agreement by and between Greenland Technologies Corp. and Elive Maroc S.A.R.L. A.U, dated November 20, 2021 (incorporated herein by reference to Exhibit 10.13 to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on March 31, 2022)
10.9	Repayment Agreement entered into by and between the Company and Cenntro Holdings Limited dated March 30, 2022 (incorporated herein by reference to Exhibit 10.14s to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on March 31, 2022)
10.10	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Bank of Communications, dated June 28, 2022 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 14, 2022)
10.11	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Zhejiang Xinchang Rural Commercial Bank Co., Ltd., dated August 25, 2022 (incorporated herein by reference to Exhibit 10.5 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 14, 2022)
10.12	English Translation of Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Agricultural Bank of China, dated August 30, 2022 (incorporated herein by reference to Exhibit 10.6 to the quarterly report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 14, 2022)
14.1	Form of Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on March 31, 2023)
23.1*	Consent of WWC P.C., independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2024.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

By:	/s/ Raymond Z. Wang
Name:	Raymond Z. Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Raymond Z. Wang	Chief Executive Officer and President	April 17, 2024
Raymond Z. Wang	(Principal Executive Officer)

/s/ Jing Jin	Chief Financial Officer and Corporate Secretary	April 17, 2024
Jing Jin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Zuguang Wang	Chairman of the Board and Director	April 17, 2024
Peter Zuguang Wang

/s/ Everett Xiaolin Wang	Director	April 17, 2024
Everett Xiaolin Wang

/s/ Ming Zhao	Director	April 17, 2024
Ming Zhao

/s/ Charles Athle Nelson	Director	April 17, 2024
Charles Athle Nelson

/s/ Frank Shen	Director	April 17, 2024
Frank Shen