Form 10-Q
period 2024-03-31
Greenland Technologies Holding Corp.
filed 2024-05-15
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 15, 2024, there were 13,594,530 ordinary shares of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

PAGE	F-7-F-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(IN U.S. DOLLARS)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$15,985,073	$22,981,324
Restricted cash	3,850,217	5,208,063
Short Term Investment	2,794,690	2,818,068
Notes receivable	32,125,580	27,135,249
Accounts receivable, net	21,159,628	16,483,533
Inventories, net	24,746,244	24,596,795
Due from related parties-current, net	228,311	225,927
Advance to suppliers	606,469	288,578
Prepayments and other current assets	1,878,130	53,204
Total Current Assets	$103,374,342	$99,790,741

Non-current asset
Property, plant, equipment and construction in progress, net	14,110,492	13,698,997
Land use rights, net	3,369,694	3,448,505
Other intangible assets	162,579	189,620
Deferred tax assets	437,459	256,556
Right-of-use assets	1,996,392	2,125,542
Fixed deposit	15,395,169	9,916,308
Other non-current assets	335,304	1,050,698
Total non-current assets	$35,807,089	$30,686,226
TOTAL ASSETS	$139,181,431	$130,476,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023 (Continued)

(IN U.S. DOLLARS)

	March 31,	December 31,
	2024	2023

Current Liabilities
Short-term bank loans	$8,254,505	$3,042,296
Notes payable-bank acceptance notes	33,167,150	36,712,562
Accounts payable	30,845,465	25,272,528
Taxes payables	745,662	758,307
Customer deposits	339,838	137,985
Due to related parties	4,021,592	4,021,636
Other current liabilities	1,947,696	2,091,507
Lease liabilities	488,568	487,695
Total current liabilities	$79,810,476	$72,524,516

Non-current liabilities
Lease liabilities	1,560,279	1,684,614
Deferred revenue	1,447,490	1,529,831
Warrant liability	3,049,299	4,084,605
Total non-current liabilities	$6,057,068	$7,299,050
TOTAL LIABILITIES	$85,867,544	$79,823,566

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 13,594,530 and 13,594,530 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Additional paid-in capital	30,286,560	30,286,560
Statutory reserves	3,842,331	3,842,331
Retained earnings	21,037,336	18,535,133
Accumulated other comprehensive loss	(3,237,602)	(2,583,794)
Total shareholders’ equity	$51,928,625	$50,080,230
Non-controlling interest	1,385,262	573,171
TOTAL EQUITY	$53,313,887	$50,653,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,181,431	$130,476,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2024	2023
Revenues	$22,723,591	$22,149,360
Cost of goods sold	17,076,522	16,625,930
Gross profit	5,647,069	5,523,430
Selling expenses	549,496	387,485
General and administrative expenses	2,183,429	1,641,904
Research and development expenses	987,724	1,119,891
Total operating expenses	$3,720,649	$3,149,280
INCOME FROM OPERATIONS	$1,926,420	$2,374,150
Interest income	169,213	30,393
Interest expense	(43,840)	(66,493)
Change in fair value of the warrant liability	1,035,306	-
Other income	296,148	417,382
INCOME BEFORE INCOME TAX	$3,383,247	$2,755,432
INCOME TAX BENEFIT (EXPENSE)	(186,001)	296,858
NET INCOME	$3,569,248	$2,458,574
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,067,045	1,011,599
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$2,502,203	$1,446,975
OTHER COMPREHENSIVE INCOME (LOSS):	(908,762)	317,332
Unrealized foreign currency translation income (loss) attributable to Greenland Technologies Holding Corporation and subsidiaries	(653,808)	212,352
Unrealized foreign currency translation income (loss) attributable to non-controlling interest	(254,954)	104,980
Total comprehensive income attributable to Greenland technologies holding corporation and subsidiaries	1,848,395	1,659,327
Total comprehensive income attributable to noncontrolling interest	812,091	1,116,579
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	13,594,530	12,978,504
Basic and diluted	0.18	0.11

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance as of December 31, 2022	12,978,504	-	$32,955,927	$(2,831,419)	3,842,331	$37,228,261	$13,722,663	$84,917,763
Net income	-	-	-	-	-	1,446,975	1,011,599	2,458,574
Foreign currency translation adjustment	-	-	-	212,352	-	-	104,980	317,332
Balance as of March 31, 2023	12,978,504	-	$32,955,927	$(2,619,067)	3,842,331	$38,675,236	$14,839,242	$87,693,669

Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$573,171	$50,653,401
Net income	-	-	-	-	-	2,502,203	1,067,045	3,569,248
Foreign currency translation adjustment	-	-	-	(653,808)	-	-	(254,954)	(908,762)
Balance as of March 31, 2024	13,594,530	-	$30,286,560	$(3,237,602)	3,842,331	$21,037,336	$1,385,262	$53,313,887

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,569,248	$2,458,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	589,841	542,713
Amortization of deferred subsidy	(57,081)	-
Increase in allowance for credit losses	570,841	240,845
Increase(Decrease) in provision for inventory	(120,540)	59,521
Change in fair value of warrant liability	(1,035,306)	-
Deferred tax assets	(186,001)	(51,647)
Non-cash lease expenses	158,643	-
Accrued interest income derived from loan to RP	(2,385)	-
Accrued expense	789,706	-
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(5,543,704)	(5,243,127)
Notes receivable	(5,466,894)	(107,492)
Inventories	(414,082)	636,181
Advance to suppliers	(320,644)	(212,885)
Other current and noncurrent assets	(6,121,868)	2,874,700
Increase (Decrease) In:
Accounts payable	6,020,879	3,510,741
Customer deposits	205,041	(32,504)
Other current liabilities	(905,069)	(574,123)
Income tax payable	-	(34,633)
Due to related parties	-	(8,611)
Lease liabilities	(152,955)	-
Other non-current liabilities	-	(301,935)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(8,422,330)	$3,756,318

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(1,185,032)	$(16,929)
Loan lent to third parties	(695,555)	-
Proceeds from government grants for construction	-	262,145
Investment in a joint venture	-	(50,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(1,880,587)	$195,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$5,564,443	$1,169,197
Repayments of short-term bank loans	(278,222)	(2,481,621)
Notes payable	(2,946,199)	(3,175,115)
Proceeds from third parties	-	1,461,497
Repayment of loans from third parties	-	(438,449)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$2,340,022	$(3,464,491)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(7,962,895)	$487,043
Effect of exchange rate changes on cash	(391,202)	44,518
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	28,189,387	19,729,056
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$19,835,290	$20,260,617
Bank balances and cash	15,985,073	15,401,387
Bank balances and cash included in assets classified as restricted cash	3,850,217	4,859,230

Supplemental Disclosure of Cash Flow Information
Income taxes paid	181,149	-
Interest paid	27,858	77,073

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the three months ended March 31, 2024 and 2023, Greenland sold an aggregate of 41,866 and 36,841 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

The COVID-19 pandemic has significantly affected business and manufacturing activities within China, including travel restrictions, widespread mandatory quarantines, and suspension of business activities within China. Chinese industries have gradually resumed businesses since the Chinese government lifted its COVID-19 protocols and measures in December 2022. Currently, the COVID-19 pandemic has no significant impact on our operations.

The Company’s Shareholders

As of March 31, 2024, Cenntro Holding Limited owned 45.69% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, an indirect wholly owned subsidiary of the Company, owns 71.576% of the equity interests in Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 100% of the equity interests in Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”), and 62.5% of the equity interests in Hengyu Capital, Ltd. (“Hengyu Capital”). HEVI (formerly known as Greenland Technologies Corp.) is a wholly owned subsidiary of Greenland and Greenland Holding Enterprises Inc. is a wholly owned subsidiary of Greenland.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately a 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for a 10.53% equity interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for a 20.00% equity interest. As of March 31, 2024, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

Greenland Holding Enterprises Inc.

Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no operations.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of March 31,2024, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Ownership Percentage	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	25,000,000	71.576%	Manufacture, sale of various transmission boxes
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 8, 2020	RMB	7,224,922	100%	Trading
HEVI Corp.	Delaware January 14, 2020	USD	6,363,557	100%	U.S. operation and distribution of electric industrial vehicles for North American market
Hengyu Capital, Ltd	Hong Kong August 16, 2022	HKD	10,000	62.5%	Investment management and consulting services
Greenland Holding Enterprises Inc.	Delaware August 28, 2023	USD	1	100%	Holding

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

Principles of Consolidation

The unaudited consolidated financial statements include the financial statements of Greenland Technologies Holding Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2024 and 2023 include allowance for expected credit losses, reserve for inventories, fair value of warrant liability, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets, estimates used in accounting for leases in accordance with FASB ASC 842, Leases and valuation of deferred tax assets and accruals for taxes due.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Renminbi (“RMB”). The Company’s financial statements have been translated into the reporting currency of the United States Dollar (“USD”, “US$” or “$”). Assets and liabilities of the Company are translated at the exchange rate at each reporting period end date. Equity is translated at the historical exchange rate when the transaction occurs. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translation of foreign currency transactions and balances are reflected in the results of operations.

	As of
	March 31, 2024	December 31, 2023
Period end RMB: US$ exchange rate	7.2203	7.0999

	For the three months ended March 31,
	2024	2023
Period average RMB: US$ exchange rate	7.1885	6.8423

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its bank accounts with various financial institutions primarily in mainland China and the U.S. The Company has not experienced any losses in bank accounts.

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash, cash equivalents and restricted cash, short term investment, accounts receivable, notes receivables, due from related party, fixed deposit, short term bank loans, accounts payable, other payable, notes payable and warrant liability. As of March 31, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, notes payables and accounts payable were approximation of their fair value due to the short-term nature. As of March 31, 2024 and December 31, 2023, fixed deposits and bank loans were measured at amortized cost.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$2,794,690	-	-	$2,794,690
Warrants liability	-	3,049,299	-	3,049,299

Total	$2,794,690	3,049,299	-	$5,843,989

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.61 million and $0.29 million as of March 31, 2024 and December 31, 2023, respectively.

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

Construction in process

Property and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property and equipment accounts and commences depreciation when these assets are ready for their intended use.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the three months ended March 31, 2024 and 2023.

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

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the three months ended March 31, 2024 and 2023. The total sales return amount accounted for around 0.06% and 0.07% of the total revenue of Greenland for the three months ended March 31, 2024 and 2023.The total warrants expenditures amount accounted for around 0.44% and 0.46% of the total revenue of Greenland for the three months ended March 31, 2024 and 2023.

The following table sets forth disaggregation of revenue:

	For the three months ended March 31,
	2024	2023
Major Product
Transmission boxes for Forklift	$21,774,394	$20,868,739
Transmission boxes for Non-Forklift (EV, etc.)	949,197	1,280,621
Total	$22,723,591	$22,149,360

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $0.99 million and $1.12 million for the three months ended March 31, 2024 and 2023, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.45 million and $1.53 million as of March 31, 2024 and December 31, 2023, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2024 and December 31, 2023, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Statutory Reserve

In accordance with the PRC Regulations on Enterprises with Foreign Investment, an enterprise established in the PRC with foreign investment is required to provide for certain statutory reserves, namely (i) a General Reserve Fund, (ii) an Enterprise Expansion Fund and (iii) a Staff Welfare and Bonus Fund, which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly owned foreign enterprise is required to allocate at least 10% of its annual after-tax profit to the General Reserve Fund until the balance of such fund has reached 50% of its respective registered capital. A non-wholly owned foreign invested enterprise is permitted to provide for the above allocation at the discretion of its board of directors. Appropriations to the Enterprise Expansion Fund and Staff Welfare and Bonus Fund are at the discretion of the board of directors for all foreign invested enterprises. The reserves can only be used for specific purposes and are not distributable as cash dividends.

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

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2024 and December 31, 2023. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2024 and December 31, 2023.

Related Party

In general, related parties exist when there is a relationship that offers the potential for transactions at less than arm’s-length, favorable treatment, or the ability to influence the outcome of events different from that outcome which might result in the absence of that relationship. A related party may be any of the following: a) an affiliate, which is a party that directly or indirectly controls, is controlled by, or is under common control with another party; b) a principle owner, owner of record or known beneficial owner of more than 10% of the voting interest of an entity; c) management, which are persons having responsibility for achieving objectives of the entity and requisite authority to make decision; d) immediate family of management or principal owners; e) a parent company and its subsidiaries; f) other parties that have ability to significant influence the management or operating policies of the entity; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its or their own separate interests. The Company discloses all significant related party transactions.

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

The Company places its cash with financial institutions in the PRC and the U.S. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB500,000 (USD70,000) per bank. As of March 31, 2024 and December 31, 2023, the Company’s bank account balance in the PRC was $32,560,610 and $33,033,191, respectively, exceeding PRC deposit insurance of RMB500,000 (USD70,000) as of each year end. To date, the Company has not experienced any losses in such accounts.

The Company’s bank deposits in the U.S. are insured to the maximum extent permitted by the Deposit Insurance Fund in the U.S. Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. Federal Deposit Insurance Corporation (“FDIC”) insurance is backed by the full faith and credit of the United States government. As of March 31, 2024 and December 31, 2023, the Company’s bank account balance in the United States was $1,411,614 and $3,797,076, respectively, exceeding FDIC insurance of $250,000 as of each year end. To date, the Company has not experienced any losses in such accounts.

The Company conducts credit evaluations of customers, and generally does not require collateral or other security from its customers. The Company establishes an allowance for expected credit losses primarily based upon the factors surrounding the credit risk of specific customers.

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

In November 2023, Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures” was issued. ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This aims to provide more decision-useful information to stakeholders by giving a clearer picture of the costs incurred by each reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. We are assessing the impact of this guidance on our disclosures.

In December 2023, ASU 2023-09, “Improvements to Income Tax Disclosures” was issued. ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We are assessing the impact of this guidance on our disclosures.

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

NOTE 3 – SHORT TERM INVESTMENT

As of March 31, 2024 and December 31, 2023, the Company’s short term investment amounted to $2,794,690 and $2,818,068, respectively. On December 22, 2023, the Company purchased bank management products in a total amount of $2,824,500 (RMB20,000,000). As of March 31, 2024, the fair value of the Company’s bank management products was $2,794,690(RMB20,178,500).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the three months ended March 31,
	2024		2023
Major customers representing more than 10% of the Company’s revenues
Company A	$3,214,771	14.15%	$4,329,109	14.98%
Company B	2,540,367	11.18%	2,545,243	11.75
Total Revenues	$5,755,138	25.33%	$6,874,352	26.73%

	As of
	March 31, 2024		December 31, 2023
Major customers of the Company’s accounts receivable, net
Company A	3,133,412	14.81%	2,143,828	12.36%
Company B	1,924,675	9.10%	1,582,994	9.12%
Company C	1,598,495	7.55%	1,415,116	8.16%
Company D	1,501,170	7.09%	1,370,447	7.90%
Company E	1,351,064	6.39%	1,192,684	6.87%
Company F	1,195,591	5.65%	746,874	4.30%
Total	$10,704,407	50.59%	$8,451,944	48.71%

Accounts receivable from the Company’s major customers accounted for 50.59% and 48.71% of total accounts receivable balances as of March 31, 2024 and December 31, 2023, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	March 31, 2024	December 31, 2023
Accounts receivable	$22,581,348	$17,351,398
Less: allowance for expected credit losses	(1,421,720)	(867,865)
Accounts receivable, net	$21,159,628	$16,483,533

Changes in the allowance for expected credit losses are as follows:

	As of
	March 31, 2024	December 31, 2023
Beginning balance	$867,865	$762,325
Additional provision charged to expense	570,841	127,646
Effect of FX change	(16,986)	(22,106)
Ending balance	$1,421,720	$867,865

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of March 31, 2024 and December 31, 2023, inventories consisted of the following

	As of
	March 31, 2024	December 31, 2023
Raw materials	$9,363,172	$9,337,110
Revolving material	1,157,597	1,143,558
Consigned processing material	66,593	60,754
Work-in-progress	2,372,074	2,501,368
Finished goods	12,299,745	12,192,937
Less: inventory impairment	(512,937)	(638,932)
Inventories, net	$24,746,244	$24,596,795

Changes in the inventory reserves are as follows:

	As of
	March 31, 2024	December 31, 2023
Beginning balance	$638,932	$375,846
(Release of) inventory write-downs	120,540	271,233
Effect of FX change	(5,455)	(8,147)
Ending balance	$512,937	$638,932

NOTE 7 – NOTES RECEIVABLE

	As of
	March 31, 2024	December 31, 2023
Bank notes receivable:	$30,838,872	$27,135,249
Commercial notes receivable	1,286,708	-
Total	$32,125,580	$27,135,249

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to six months from the date of issuance. As of March 31, 2024, the Company pledged notes receivable for an aggregate amount of $24.96 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $20.34 million. As of December 31, 2023, the Company pledged notes receivable for an aggregate amount of $21.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $19.35 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the three months ended March 31, 2024 and 2023, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of March 31, 2024 and December 31, 2023, property, plant and equipment consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Buildings	$11,254,060	$11,444,906
Machinery	21,372,387	20,974,546
Motor vehicles	331,031	336,541
Electronic equipment	246,238	246,207
Fixed assets decoration*	-	-
Total property plant and equipment, at cost	33,203,716	33,002,200

Less: accumulated depreciation	(19,481,209)	(19,325,844)
Property, plant and equipment, net	$13,722,507	$13,676,356
Construction in process	387,985	22,641
Total	$14,110,492	$13,698,997

For the three months ended March 31, 2024 and 2023, depreciation expense amounted to $0.49 million and $0.54 million, respectively, of which $0.30 million and $0.30 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the three months ended March 31, 2024 and 2023, $0.02 million and $0 of construction-in-progress was converted into fixed assets.

Restricted assets consist of the following:

	As of
	March 31, 2024	December 31, 2023
Buildings, net	$1,958,936	$2,024,994
Total	1,958,936	2,024,994

As of March 31, 2024, the Company pledged its ownership interests in certain buildings for book value of RMB14.14 million ($1.96 million) as security with Communications Bank of PRC for its loan facility with maximum exposure of RMB60.01 million.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Land use rights, cost	$4,261,125	$4,333,386
Less: Accumulated amortization	(891,431)	(884,881)
Land use rights, net	$3,369,694	$3,448,505

As of March 31, 2024, the Company had land use rights with net book value of $1.07 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2023, the Company had land use rights with net book value of $1.14 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of March 31, 2024:

Years ending March 31,	Amortization expense
2025	$85,600
2026	85,600
2027	85,600
2028	85,600
2029	85,600
Thereafter	2,941,694
Total	$3,369,694

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of March 31, 2024 and December 31, 2023, fixed deposit consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Three-year bank deposit	$15,395,169	$9,916,308
Total	$15,395,169	$9,916,308

All fixed deposit were deposited in local banks in the PRC and the deposit term is three years. Fixed deposits will expire in 2026.

NOTE 11 – NOTES PAYABLE

	As of
	March 31, 2024	December 31, 2023
Bank acceptance notes	$33,167,150	$36,712,562
Total	$33,167,150	$36,712,562

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $3.85 million and $5.21 million restricted cash, and $24.96 million and $21.85 million notes receivable, as of March 31, 2024 and December 31, 2023, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	March 31, 2024	December 31, 2023
Procurement of Materials	$30,519,650	$25,011,515
Infrastructure& Equipment	202,703	43,530
Freight fee	123,112	217,483
Total	$30,845,465	$25,272,528

NOTE 13 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	March 31, 2024	December 31, 2023
Collateralized bank loans	$2,714,569	$2,760,602
Unsecured bank loans	5,539,936	281,694
Total	$8,254,505	$3,042,296

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHORT TERM BANK LOANS (CONTINUED)

Short-term loans as of March 31, 2024 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	March 31, 2024
July 22, 2024	Operating Loans	Bank of Zheshang	3.60	$1,329,585
July 25, 2024	Operating Loans	Bank of Hangzhou	3.55	1,384,984
March 18, 2025	Operating Loans	Agricultural Bank of China	2.90	2,769,968
March 25, 2025	Operating Loans	Industrial and Commercial Bank of Xinchang	2.90	$2,769,968
Total				$8,254,505

Short-term loans as of December 31, 2023 are as follow:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	December 31, 2023
July 22, 2024	Operating Loans	Bank of Zheshang	3.60	$1,352,132
July 25, 2024	Operating Loans	Bank of Hangzhou	3.55	1,408,470
February 22, 2024	Operating Loans	Industrial and Commercial Bank of Xinchang	3.45	$281,694
Total				$3,042,296

All short-term bank loans were obtained from local banks in the PRC and are repayable within one year.

The average annual interest rate of the short-term bank loans was 3.122% and 3.880% for the three months ended March 31, 2024 and 2023, respectively. The Company was in compliance with its loan financial covenants as of March 31, 2024 and December 31, 2023, respectively.

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	March 31, 2024	December 31, 2023
Employee payables	119,999	807,615
Other tax payables	287,844	507,464
Other payable	100,704	115,443
Accrued expenses	1,439,149	660,985
Total	$1,947,696	$2,091,507

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	March 31, 2024	December 31, 2023
Subsidy	1,447,490	1,529,831
Total	$1,447,490	$1,529,831

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of March 31, 2024, grant income decreased by $0.08 million, as compared to December 31, 2023. The change was mainly due to timing of incurring qualifying expenses.

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

Supplemental balance sheet information related to leases as of March 31, 2024 and December 31, 2023 is as follows:

	As of
	March 31, 2024	December 31, 2023
Assets:
Right-of-use assets	$1,996,392	$2,125,542
Liabilities:
Lease liabilities	$488,568	$487,695
Lease liabilities	1,560,279	1,684,614
Total operating lease liabilities	$2,048,847	$2,172,309
Lease term and discount rate
Weighted average remaining lease term (in years)	1.87	2.09
Weighted average discount rate	4.6	4.5

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the three months ended March 31,
	2024	2023
Components of lease expense:
Operating lease expense	$158,643	$155,791
Total lease expense	$158,643	$155,791

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2024:

For the years ending March 31,	Operating Leases
2025	$579,898
2026	593,454
2027	610,684
2028	470,644
Total lease payments	$2,254,680
Less: imputed interest	(205,833)
Present value of lease liabilities	2,048,847

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	March 31, 2024	December 31, 2023

Share price	$2.21	$2.79
Exercise price	$4.49	$4.49
Annual dividend yield	-%	-%
Expected term (years)	1.91	2.04
Risk-free interest rate	4.6%	4.2%
Expected volatility	90.00%	80.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	March 31, 2024	December 31, 2023
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$3,049,299	$4,084,605

The fair value of the warrants was classified as a liability of $4,084,605 as of December 31, 2023. For the three months ended March 31, 2024, the Company recognized a gain of $1,035,306 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $3,049,299 for the investor warrant, collectively, as of March 31, 2024.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of March 31, 2024 and December 31, 2023, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 13,594,530 and 13,594,530 ordinary shares issued and outstanding.

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

NOTE 18 – SHAREHOLDER’S EQUITY (CONTINUED)

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

Private warrants include (i) the 282,000 warrants underlying the units issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”) in a private placement in connection with our initial public offering (“Private Unit Warrants”), and (ii) 120,000 warrants held by Chardan upon the exercise of its unit purchase option to purchase 120,000 units in March 2021 (“Option Warrants,” together with Private Unit Warrants, the “Private Warrants”). The Private Warrants are identical to the Public Warrants underlying the units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

On July 25, 2022, the Company issued to an investor a warrant to purchase up to 4,530,000 ordinary shares at an exercise price of $4.49 per share. The warrant became exercisable on January 27, 2023 and will expire on January 26, 2028.

As of March 31, 2024, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expired on July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of March 31, 2024, the unit purchase option had expired and no unit purchase option exercisable by Chardan is outstanding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of the FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution, but includes vested restricted stocks and is computed by dividing income available to shareholders by the weighted average ordinary shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised and converted into ordinary shares.

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended March 31,
	2024	2023
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$2,502,203	$1,446,975
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	13,594,530	12,978,504
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	13,594,530	12,978,504
Basic and diluted net income per share	$0.18	$0.11

For the three months ended March 31, 2024 and 2023, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 20 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three months ended March 31, 2024 and 2023 are as follows:

	For three months ended March 31,
	2024	2023
Domestic Sales	$22,524,060	$22,129,222
International Sales	199,531	20,138
Total	$22,723,591	$22,149,360

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the three months ended March 31, 2024 was (5.50)%. The effective tax rate for the three months ended March 31, 2024 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the three months ended March 31, 2023 was 10.77%. The effective tax rate for the three months ended March 31, 2023 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of March 31, 2024 and December 31, 2023, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

Pledged collateral for bank loans

On June 27, 2022, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Bank of Communications Co. LTD., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of US$8.28 million (RMB60.01 million) during the period from June 27, 2022 to June 26, 2027. As of March 31, 2024 and December 31, 2023, the outstanding amount of the short-term bank loan under this pledge contract was nil and nil, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of March 31, 2024:

For the years ending March 31,	Operating Leases
2025	$579,898
2026	593,454
2027	610,684
2028	470,644
Total lease payments	$2,254,680

NOTE 23 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Sinomachinery Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Holding Limited	Controlling shareholder of the Company
Zhejiang Kangchen Biotechnology Co., Ltd.	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhejiang Zhonggong Machinery Co., Ltd.	Under common control of Peter Zuguang Wang
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Hangzhou Cenntro Autotech Co., Limited	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Hangzhou Jiuru Economic Information Consulting Co. Ltd	One of the directors of a former subsidiary of the Company, Shanghai Hengyu Business Management Consulting Co., Ltd., which was dissolved on July 10, 2023
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger and one of the directors of Zhejiang Zhongchai/Non-controlling interest of Zhejiang Zhongchai
Cenntro Automotive Corporation	Under common control of Peter Zuguang Wang

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of Balances with Related Parties:

	As of
	March 31, 2024	December 31, 2023
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$2,562	$2,606
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited)[3]	1,341,627	1,341,627
Hangzhou Jiuru Economic Information Consulting Co. Ltd[4]	190,000	190,000
Peter Zuguang Wang[5]	2,392,961	2,392,961
Total	$4,021,592	$4,021,636

All balances of due to related parties as of March 31, 2024 and December 31, 2023 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of March 31, 2024 and December 31, 2023 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Consulting fees payable to Hangzhou Jiuru Economic Information Consulting Co. Ltd; and

5	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023.

	As of
	March 31,	December 31,
	2024	2023
Due from related parties-current:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	228,311	225,927
Total	$228,311	$225,927

The balance of due from related parties as of March 31, 2024 and December 31, 2023 consisted of:

Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.23 million and $0.23 million as of March 31, 2024 and December 31, 2023, respectively. It’s a loan with annual interest rate of 4.785%.

NOTE 24 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is May 15, 2024. All subsequent events requiring recognition as of March 31, 2024 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this quarterly report on Form 10-Q, and should be read in conjunction with such financial statements and related notes included in this quarterly report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this quarterly report on Form 10-Q.

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

On July 27, 2018, we consummated our initial public offering of 4,400,000 units, including a partial exercise by the underwriters of their over-allotment option in the amount of 400,000 units. Each unit consisted of one ordinary share, no par value, one warrant to purchase one-half of one ordinary share, and one right to receive one-tenth of one ordinary share upon the consummation of our initial business combination (the “Business Combination”), pursuant to a registration statement on Form S-1. Warrants must be exercised in multiples of two warrants, and each two warrants are exercisable for one ordinary share at an exercise price of $11.50 per share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generated $44,000,000 (before underwriting discounts and offering expenses) in gross proceeds.

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units, issued to Greenland Asset Management Corporation (the “the Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), which generated $2,820,000 in gross proceeds. We also sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000) commencing on consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expired on July 24, 2023. On February 18, 2021, Chardan exercised its option to purchase 120,000 units.

On October 24, 2019, we consummated the Business Combination with Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”) following a special meeting, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and entered into that certain Share Exchange Agreement dated as of July 12, 2019, among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the Purchaser Representative, and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding (the “Share Exchange Agreement”) that allowed Greenland to acquire from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, issued to Cenntro Holding Limited. As a result, Cenntro Holding Limited became the then controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue increased from approximately $22.15 million for the three months ended March 31, 2023 to $22.72 million for the three months ended March 31, 2024. The increase in revenue was primarily the result of an increase in the Company’s sales volume, driven by increasing market demand for the three months ended March 31, 2024. Nevertheless, based on the revenues for the three months ended March 31, 2024 and 2023, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the three months ended March 31, 2024 and 2023, Greenland sold an aggregate of 41,866 and 36,841 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. Chinese industries have gradually resumed businesses since the Chinese government lifted its COVID-19 protocols and measures in December 2022. The COVID-19 pandemic had a limited impact on our financial condition and results of operations in the three months ended March 31, 2024 and 2023.

The extent to which the COVID-19 pandemic may continue to affect our operations and financial performance in the future will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Results of Operations

For the three months ended March 31, 2024 and 2023

Overview

	For the three months ended March 31
	2024	2023	Change	Variance

Revenues	$22,723,591	$22,149,360	$574,231	2.6%
Cost of Goods Sold	17,076,522	16,625,930	450,592	2.7%
Gross Profit	5,647,069	5,523,430	123,639	2.2%
Selling expenses	549,496	387,485	162,011	41.8%
General and administrative expenses	2,183,429	1,641,904	541,525	33.0%
Research and development expenses	987,724	1,119,891	(132,167)	(11.8)%
Total Operating Expenses	3,720,649	3,149,280	571,369	18.1%
Income from operations	1,926,420	2,374,150	(447,730)	(18.9)%
Interest income	169,213	30,393	138,820	456.7%
Interest expenses	(43,840)	(66,493)	22,653	(34.1)%
Change in fair value of the warrant liability	1,035,306	-	1,035,306	100.0%
Other income	296,148	417,382	(121,234)	(29.0)%
Income before income tax	3,383,247	2,755,432	627,815	22.8%
Income tax	(186,001)	296,858	(482,859)	(162.7)%
Net income	3,569,248	2,458,574	1,110,674	45.2%

Components of Results of Operations

	For the three months ended March 31
Component of Results of Operations	2024	2023

Revenues	$22,723,591	$22,149,360
Cost of Goods Sold	17,076,522	16,625,930
Gross Profit	5,647,069	5,523,430
Operating Expenses	3,720,649	3,149,280
Net Income	3,569,248	2,458,574

Revenue

Greenland’s revenue was approximately $22.72 million for the three months ended March 31, 2024, representing an increase of approximately $0.57 million, or 2.6%, as compared to that of approximately $22.15 million for the three months ended March 31, 2023. The increase in revenue was primarily a result of the increase in the Company’s sales volume, driven by increasing market demand for transmission products for the three months ended March 31, 2024. On an RMB basis, our revenue for the three months ended March 31, 2024 increased by approximately 7.8% as compared to that for the three months ended March 31, 2023.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $17.08 million for the three months ended March 31, 2024, representing an increase by approximately $0.45 million, or 2.7%, as compared to that of approximately $16.63 million for the three months ended March 31, 2023. Cost of goods sold increased due to the increase in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $5.65 million for the three months ended March 31, 2024, representing an increase by approximately $0.13 million, or 2.2%, as compared to that of approximately $5.52 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, Greenland’s gross margins were approximately 24.9% and 24.9%, respectively. The increase in gross profit in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the increase in our sales volume.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.55 million for the three months ended March 31, 2024, representing an increase of approximately $0.16 million, or 41.8%, as compared to approximately $0.39 million for the three months ended March 31, 2023. The increase was mainly due to an increase in the shipping expenses for the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $2.18 million for the three months ended March 31, 2024, representing an increase of approximately $0.54 million, or 33.0%, as compared to that of approximately $1.64 million for the three months ended March 31, 2023. The increase in general and administrative expenses was mainly due to the increased in allowance for credit losses and the increase in staff salary for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.99 million for the three months ended March 31, 2024, representing a decrease of approximately $0.13 million, or 11.8%, as compared to that of approximately $1.12 million for the three months ended March 31, 2023. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the three months ended March 31, 2024.

Income from Operations

Income from operations for the three months ended March 31, 2024 was approximately $1.93 million, representing a decrease of approximately $0.44 million, as compared to that of approximately $2.37 million for the three months ended March 31, 2023.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.17 million for the three months ended March 31, 2024, representing an increase of approximately $0.14 million, or 456.7%, as compared to that of approximately $0.03 million for the three months ended March 31, 2023. The increase in interest income was because more cash was deposited in banks during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Greenland’s interest expenses were approximately $0.04 million for the three months ended March 31, 2024, representing a decrease of approximately $0.02 million, or 34.1%, as compared to that of approximately $0.06 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease of our short-term loans for the three months ended March 31, 2024, compared to those for the three months ended March 31, 2023.

Other Income

Greenland’s other income was approximately $0.30 million for the three months ended March 31, 2024, representing a decrease of approximately $0.12 million, or 29.0%, as compared to approximately $0.42 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in grant income for the three months ended March 31, 2024, compared to those for the three months ended March 31, 2023.

Income Taxes

Greenland’s income tax was approximately $(0.19) million for the three months ended March 31, 2024, as compared to that of approximately $0.30 million for the three months ended March 31, 2023.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for the three months ended March 31, 2024 and 2023 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2025.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2024.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2024.

Net Income

Our net income was approximately $3.57 million for the three months ended March 31, 2024, representing an increase of approximately $1.11 million, as compared to that of approximately $2.46 million for the three months ended March 31, 2023.

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

For the three months ended March 31, 2024, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $0.28 million in bank loan, approximately $0.70 million in lend to third parties, and maintained $15.99 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.45 million and $1.53 million as of March 31, 2024 and December 31, 2023, respectively.

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

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for the remainder of fiscal year 2024. More specifically, Zhejiang Zhongchai has completed the construction of a new factory, and our PRC subsidiaries have received COVID-19 related government subsidies. Furthermore, Zhejiang Zhongchai pledged the deed of its new factory as a collateral to banks in order to obtain additional loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of March 31, 2024, Greenland had approximately $15.99 million of cash and cash equivalents, representing a decrease of approximately $7.00 million, or 30.44%, as compared to approximately $22.98 million as of December 31, 2023. The decrease of cash and cash equivalents was mainly due to an increase in notes receivables and fixed deposit, as compared to that as of December 31, 2023.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of March 31, 2024, Greenland had approximately $3.85 million of restricted cash, representing a decrease of approximately $1.36 million, or 26.07%, as compared to that of approximately $5.21 million as of December 31, 2023. The decrease of restricted cash was due to a decrease of mortgaged assets.

Accounts Receivable

As of March 31, 2024, Greenland had approximately $22.58 million of accounts receivables, an increase of approximately $5.23 million, or 30.14%, as compared to approximately $17.35 million as of December 31, 2023. The increase in accounts receivables was due to the increase in our sales volume and our slowed-down efforts in receivables collections.

Greenland recorded approximately $1.42 million and $0.87 million of allowance for expected credit losses as of March 31, 2024 and December 31, 2023, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $0.23 million and $0.23 million as of March 31, 2024 and December 31, 2023, respectively. Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.23 million and $0.23 million as of March 31, 2024 and December 31, 2023, respectively, representing a loan with an annual interest rate of 4.785%.

Notes Receivable

As of March 31, 2024, Greenland had approximately $32.13 million of notes receivables, which Greenland expects to collect within the next twelve months. The increase was approximately $4.99 million, or 18.39%, as compared to approximately $27.14 million as of December 31, 2023.

Working Capital

Our working capital was approximately $23.56 million as of March 31, 2024, as compared to $27.27 million as of December 31, 2023. The decrease in working capital of $3.7 million was primarily contributed to an increase in fixed deposit.

Cash Flow

	For the Three Months Ended March 31,
	2024	2023

Net cash (used in) provided by operating activities	$(8,422,330)	$3,756,318
Net cash (used in) provided by investing activities	$(1,880,587)	$195,216
Net cash provided by (used in) financing activities	$2,340,022	$(3,464,491)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(7,962,895)	$487,043
Effect of exchange rate changes on cash and cash equivalents	$(391,202)	$44,518
Cash and cash equivalents and restricted cash at beginning of year	$28,189,387	$19,729,056
Cash and cash equivalents and restricted cash at end of year	$19,835,290	$20,260,617

Operating Activities

Greenland’s net cash provided by (used in) operating activities were approximately $(8.42) million and $3.76 million for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, the main sources of cash outflow from operating activities were accounts receivable, notes receivable, and other current and noncurrent assets, with each amounted to approximately $5.54 million, $5.47 million and $6.12 million, respectively. The main causes of cash inflow were changes in net income and accounts payable, with each amounted to approximately $3.57 million and $6.02 million, respectively.

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

Investing Activities

Net cash used in investing activities resulted in cash outflow of approximately $1.88 million for the three months ended March 31, 2024. Cash used in investing activities for the three months ended March 31, 2024 was mainly due to approximately $1.19 million used for purchases of long-term assets and approximately $0.70 million loaned to third parties.

Net cash provided by investing activities resulted in a cash inflow of approximately $0.20 million for the three months ended March 31, 2023. Cash provided by investing activities for the three months ended March 31, 2023 was mainly due to $0.26 million in proceeds from government grants for construction, offset by approximately $0.02 million used for purchases of long-term assets and approximately $0.05 million used for investment in a joint venture.

Financing Activities

Net cash provided by financing activities resulted a cash inflow of approximately $2.34 million for the three months ended March 31, 2024, which was mainly attributable to approximately $5.56 million in proceeds from short-term bank loans. Such amounts were further offset by approximately $0.28 million in repayment of short-term bank loans and approximately $2.95 million change in notes payable.

Net cash used in financing activities resulted a cash outflow of approximately $3.46 million for the three months ended March 31, 2023, which was mainly attributable to approximately $2.48 million in repayment of loans to related parties and approximately $3.18 million in repayment of notes payable. Such amounts were further offset by proceeds from short-term bank loans for approximately $1.17 million and proceeds from third parties for approximately $1.46 million.

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

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of contract with customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from the processing, distribution and sale of its products. The Company recognizes its revenues net of value added taxes (“VAT”). The Company is subject to VAT which had been levied at the rate of 17% on the invoiced value of sales until April 30, 2018, after which date the rate was reduced to 16%. VAT rate was further reduced to 13% starting from April 1, 2019. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

Business Combination

On October 24, 2019, we consummated our Business Combination with Zhongchai Holding following a special meeting of the shareholders, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and entered into the Share Exchange Agreement, dated as of July 12, 2019, among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the Purchaser Representative, and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding.

Pursuant to the Share Exchange Agreement, Greenland acquired from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to Cenntro Holding Limited. As a result, Cenntro Holding Limited became the then controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

Pursuant to that certain finder agreement with Hanyi Zhou dated May 29, 2019 (the “Finder Agreement”), 50,000 newly issued ordinary shares issued to Hanyi Zhou as a finder fee for the Business Combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2024, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls, as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of March 31, 2024:

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

Inherent limitation on the effectiveness of internal control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 18 through 24.

●	Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital;

●	We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow;

●	Our subsidiaries face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill;

●	Our subsidiaries face intense competition, and if we are unable to compete effectively, we may not be able to maintain profitability;

●	Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues;

●	As our subsidiaries expand their operations, they may need to establish a more diverse supplier network for raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition;

●	To remain competitive, our subsidiaries are introducing new lines of business, including the production and sale of electric industrial heavy equipment. If these efforts are not successful, our results of operations may be materially and adversely affected;

●	New lines of business, including the production and sale of electric industrial heavy equipment, may subject us and our subsidiaries to additional risks;

●	Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if our subsidiaries are unable to pass price increases on to their customers; and

●	We are subject to various risks and uncertainties that may affect our subsidiaries’ ability to procure raw materials.

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 24 through 35.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

●	Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer our securities, result in a material adverse change to our business operations, and damage our reputation, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries”;

●	The Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease”;

●	Our future offerings will need to be filed with the CSRC, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities. Any failure to filing, or delay in filing, or failure to complying with any other applicable PRC requirements for an offering, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future and we fail to obtain such approvals, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—We are required under PRC laws to submit filings to CSRC for our future offerings. However, we believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing on Nasdaq. In the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

●	Our subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq;

●	You may have difficulty enforcing judgments against us;

●	Under the PRC Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders;

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC subsidiaries;

●	We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business;

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China; and

●	Our securities may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—Our ordinary shares may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting and the cessation of trading of our ordinary shares, or the treat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections deprives our investors with the benefits of such inspections.”

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 35 through 36.

●	Future sales of our ordinary shares, whether by us or our shareholders, could cause the price of our ordinary shares to decline;

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our ordinary shares for return on your investment; and

●	Techniques employed by short sellers may drive down the market price of our ordinary shares.

Risks Related to our Business and Industry

Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of March 31, 2024, we had approximately $15.99 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the three months ended March 31, 2024 and 2023, our subsidiaries’ five largest customers contributed 41.29% and 51.79% of our revenues, respectively. For the three months ended March 31, 2024 and 2023, Greenland’s single largest customer, Hangcha Group, accounted for 14.15% and 19.55%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 11.18% and 11.49%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

HEVI, an operating subsidiary of ours in the U.S., maintains commercial general liability insurance for its business operations. However, our PRC subsidiaries have limited insurance coverage for their operations in China, and our PRC subsidiaries are therefore exposed to risks associated with product liability claims against our PRC subsidiaries or otherwise against their operations in the PRC in the event that the use of our PRC subsidiaries’ products results in property damage or personal injury. Since our subsidiaries’ transmission products are ultimately incorporated into forklifts, it is possible that users of forklifts or people installing these products could be injured or killed, whether as a result of defects, improper installation or other causes. We are unable to predict whether product liability claims will be brought against our PRC subsidiaries in the future or to predict the impact of any resulting adverse publicity on our PRC subsidiaries’ business. The successful assertion of product liability claims against our PRC subsidiaries could result in potentially significant monetary damages and require us to make significant payments. Our subsidiaries do not carry product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. In addition, our subsidiaries do not currently, and may not in the future, maintain business interruption insurance coverage. As such, our subsidiaries may suffer losses that result from interruptions in their operations as a result of inability to operate or failures of equipment and infrastructure at our subsidiaries’ facilities. Our subsidiaries also do not currently maintain catastrophe insurance. As such, any natural disaster or man-made disaster could result in substantial losses and diversion of our subsidiaries’ resources to address the effects of such an occurrence, which could materially and adversely affect our subsidiaries’ business and our financial condition and results of operations.

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

The ongoing COVID-19 pandemic has adversely affected and could continue to adversely affect our business, results of operations and financial condition.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. Chinese industries have gradually resumed businesses as the Chinese government lifted its COVID-19 protocols and measures since December 2022. The COVID-19 pandemic has not resulted in significant impact on our operations for the three months ended March 31, 2024 and 2023.

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

The outcome of litigation, inquiries, investigations, examinations, or other legal proceedings in which we are involved, in which we may become involved, or in which our clients or competitors are involved could distract management, increase our expenses, or subject us to significant monetary damages or restrictions on our ability to do business.

From time to time, we are subject to litigations or legal proceedings in connection with our business operations. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts, and the cost to defend such litigation may be significant.

For example, on April 26, 2024, all of the Company’s current directors, the Company’s chief executive officer, and the Company’s controlling shareholder, Cenntro Holding Limited, were named as defendants (collectively, the “Defendants”), and the Company was named as a nominal defendant in a shareholder derivate action filed in the United States District Court for the District of New Jersey. The compliant assets, inter alia, that Defendants breached their fiduciary duties owed to the Company, committed waste and violated Section 16(a) of the Securities and Exchange Act of 1934, as amended. The complainant seeks: (i) on behalf of the Company, monetary damages of no less than $38,060,365; (ii) to restrict Mr. Peter Wang, the chairman of the Company’s board of directors from selling ordinary shares of the Company until Cenntro Holding Limited has paid off its amount due to the Company and setting up a trust over any future funds from sales of the Company’s ordinary shares by Mr. Peter Wang or Cenntro Holding Limited; (iii) that the Defendants disgorge profits obtained as a result of their wrongful conduct; (iv) to enjoin of the Company’s proposed spin-off transaction; (v) attorney fees and costs; and (vi) any other relief the court may deem just and proper.

Any negative outcomes from above material litigation or any other regulatory actions or litigation or claims, including monetary penalties or damages or injunctive provisions regulating or restricting how we conduct our business could have a material adverse effect on our business, financial condition, results of operations and reputation. Regardless of whether any current or future claims in which we are involved have merit, or whether we are ultimately held liable or subject to payment of penalties, such investigations and claims have been and may continue to be expensive to defend, may divert management’s time away from our operations and may result in changes to our business practices that adversely affect our results of operations.

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

Our ordinary shares may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting and the cessation of trading of our ordinary shares, or the treat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections deprives our investors with the benefits of such inspections.

Pursuant to the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act 2023, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our Ordinary Shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

Our auditor, Enrome LLP, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards and was not identified in PCAOB’s determination report as a firm subject to the PCAOB’s determination. Enrome LLP is headquartered in Singapore, and has been inspected by the PCAOB on a regular basis.

If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 20-F for the relevant fiscal year. In accordance with the Holding Foreign Companies Accountable Act, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair or completely hinder your ability to sell or purchase our Ordinary Shares when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our Ordinary Shares or render them worthless. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

Additionally, we cannot assure you whether the national securities exchange we are listed on or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31 , 2024 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended March 31 , 2024.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
10.1(4)	2020 Equity Incentive Plan
10.2(5)	2021 Equity Incentive Plan
10.3*	English Translation of Working Capital Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Agricultural Bank of China, dated March 19, 2024
10.4*	English Translation of Working Capital Loan Agreement entered into by and between Zhejiang Zhongchai Machinery Co., Ltd. and Bank of Hangzhou, dated March 25, 2024
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2019.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2020.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 1, 2021.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: May 15, 2024	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President