Form 10-Q
period 2024-06-30
Greenland Technologies Holding Corp.
filed 2024-08-14
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 14, 2024, there were 13,594,530 ordinary shares of the registrant outstanding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

CONTENT INDEX

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2024

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

PAGE	F-7-F-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(IN U.S. DOLLARS)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$17,119,889	$22,981,324
Restricted cash	3,906,138	5,208,063
Short Term Investment	5,504,183	2,818,068
Notes receivable	30,962,280	27,135,249
Accounts receivable, net	21,882,869	16,483,533
Inventories, net	20,251,335	24,596,795
Due from related parties-current, net	228,311	225,927
Advance to suppliers	637,836	288,578
Prepayments and other current assets	1,944,925	53,204
Total Current Assets	$102,437,766	$99,790,741

Non-current asset
Property, plant, equipment and construction in progress, net	13,714,991	13,698,997
Land use rights, net	3,326,779	3,448,505
Other intangible assets	137,806	189,620
Deferred tax assets	452,248	256,556
Right-of-use assets	1,871,826	2,125,542
Fixed deposit	4,342,574	9,916,308
Other non-current assets	475,140	1,050,698
Total non-current assets	$24,321,364	$30,686,226
TOTAL ASSETS	$126,759,130	$130,476,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023 (Continued)

(IN U.S. DOLLARS)

	June 30,	December 31,
	2024	2023

Current Liabilities
Short-term bank loans	$-	$3,042,296
Notes payable-bank acceptance notes	31,407,248	36,712,562
Accounts payable	24,793,173	25,272,528
Taxes payables	740,850	758,307
Customer deposits	491,582	137,985
Due to related parties	3,831,576	3,831,636
Other current liabilities	2,221,355	2,281,507
Lease liabilities	495,693	487,695
Total current liabilities	$63,981,477	$72,524,516

Non-current liabilities
Lease liabilities	1,432,987	1,684,614
Deferred revenue	1,381,686	1,529,831
Warrant liability	1,180,281	4,084,605
Total non-current liabilities	$3,994,954	$7,299,050
TOTAL LIABILITIES	$67,976,431	$79,823,566

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 13,594,530 and 13,594,530 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	-	-
Additional paid-in capital	30,286,560	30,286,560
Statutory reserves	3,842,331	3,842,331
Retained earnings	25,688,246	18,535,133
Accumulated other comprehensive loss	(3,534,987)	(2,583,794)
Total shareholders’ equity	$56,282,150	$50,080,230
Non-controlling interest	2,500,549	573,171
TOTAL SHAREHOLDERS’ EQUITY	$58,782,699	$50,653,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,759,130	$130,476,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues	$23,017,260	$23,569,449	$45,740,851	$45,718,809
Cost of goods sold	16,243,205	16,641,612	33,319,727	33,267,542
Gross profit	6,774,055	6,927,837	12,421,124	12,451,267
Selling expenses	465,146	574,040	1,014,642	961,525
General and administrative expenses	1,199,492	1,519,564	3,382,921	3,161,468
Research and development expenses	1,123,063	1,425,394	2,110,787	2,545,285
Total operating expenses	$2,787,701	$3,518,998	$6,508,350	$6,668,278
INCOME FROM OPERATIONS	$3,986,354	$3,408,839	$5,912,774	$5,782,989
Interest income	215,732	44,683	384,945	75,076
Interest expense	(36,008)	(79,504)	(79,848)	(145,997)
Change in fair value of the warrant liability	1,869,018	-	2,904,324	-
Loss on disposal of property, plant and equipment	556	(239)	556	(239)
Other income (loss)	518,333	(128,768)	814,481	288,614
INCOME BEFORE INCOME TAX	$6,553,985	$3,245,011	$9,937,232	$6,000,443
INCOME TAX EXPENSE	680,801	304,815	494,800	601,673
NET INCOME	$5,873,184	$2,940,196	$9,442,432	$5,398,770
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,222,274	541,058	2,289,319	1,552,657
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$4,650,910	$2,399,138	$7,153,113	$3,846,113
OTHER COMPREHENSIVE LOSS:	(404,372)	(4,591,131)	(1,313,134)	(4,273,799)
Unrealized foreign currency translation loss attributable to Greenland Technologies Holding Corporation and subsidiaries	(297,385)	(3,185,362)	(951,193)	(2,973,010)
Unrealized foreign currency translation loss attributable to non-controlling interest	(106,987)	(1,405,769)	(361,941)	(1,300,789)
Total comprehensive income (loss) attributable to Greenland technologies holding corporation and subsidiaries	4,353,525	(786,224)	6,201,920	873,103
Total comprehensive income (loss) attributable to noncontrolling interest	1,115,287	(864,711)	1,927,378	251,868
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	13,594,530	12,978,504	13,594,530	12,978,504
Basic and diluted	0.34	0.18	0.53	0.30

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance as of December 31, 2022	12,978,504	-	$32,955,927	$(2,831,419)	3,842,331	$37,228,261	$13,722,663	$84,917,763
Net income	-	-	-	-	-	1,446,975	1,011,599	2,458,574
Foreign currency translation adjustment	-	-	-	212,352	-	-	104,980	317,332
Balance as of March 31, 2023	12,978,504	-	$32,955,927	$(2,619,067)	3,842,331	$38,675,236	$14,839,242	$87,693,669
Net income	-		-	-	-	2,399,138	541,058	2,940,196
Dividend	-	-	-	-	-	-	(703,595)	(703,595)
Foreign currency translation adjustment	-		-	(3,185,362)	-	-	(1,405,769)	(4,591,131)
Balance at June 30, 2023	12,978,504	-	$32,955,927	$(5,804,429)	3,842,331	$41,074,374	$13,270,936	$85,339,139

Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$573,171	$50,653,401
Net income	-	-	-	-	-	2,502,203	1,067,045	3,569,248
Foreign currency translation adjustment	-	-	-	(653,808)	-	-	(254,954)	(908,762)
Balance as of March 31, 2024	13,594,530	-	$30,286,560	$(3,237,602)	3,842,331	$21,037,336	$1,385,262	$53,313,887
Net income	-	-	-	-	-	4,650,910	1,222,274	5,873,184
Foreign currency translation adjustment	-	-	-	(297,385)	-	-	(106,987)	(404,372)
Balance as of June 30, 2024	13,594,530	-	$30,286,560	(3,534,987)	3,842,331	25,688,246	2,500,549	58,782,699

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,442,432	$5,398,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,092,484	1,066,325
Amortization of deferred revenue	(113,743)	87,035
Property, plant and equipment written off	(556)	239
Increase in allowance for credit losses	568,744	397,304
Increase(Decrease) in provision for inventory	(120,097)	55,037
Change in fair value of warrant liability	(2,904,324)	-
Deferred tax assets	(203,057)	(71,923)
Non-cash lease expenses	308,146	-
Accrued interest income derived from loan to related parties	(2,385)	-
Accrued expense	905,066	-
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(6,380,475)	(8,007,656)
Notes receivable	(4,483,926)	(4,208,864)
Inventories	3,963,162	1,778,487
Advance to suppliers	(353,208)	(707,627)
Other current and noncurrent assets	1,968,116	3,096,994
Increase (Decrease) In:
Accounts payable	103,191	1,442,661
Customer deposits	358,073	1,411
Other current liabilities	(735,426)	(436,370)
Income tax payable	-	(191,614)
Due to related parties	(190,000)	82,145
Lease liabilities	(298,059)	-
Other non-current liabilities	-	(174,070)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,924,158	$(391,716)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(1,282,177)	$(277,696)
Loan payment to third parties	(693,001)	-
Investment in a joint venture	-	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	$(1,975,178)	$(327,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$5,544,006	$2,598,040
Repayments of short-term bank loans	(8,537,769)	(3,894,173)
Notes payable	(4,492,414)	1,286,200
Proceeds from related parties	-	214,245
Proceeds from third parties	-	1,876,362
Repayment of loans from third parties	-	(433,007)
Dividend paid	-	(703,595)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(7,486,177)	$944,072
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(6,537,197)	$224,660
Effect of exchange rate changes on cash	(626,163)	(905,766)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	28,189,387	19,729,056
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$21,026,027	$19,047,950
Bank balances and cash	17,119,889	15,232,289
Bank balances and cash included in assets classified as restricted cash	3,906,138	3,815,661

Supplemental Disclosure of Cash Flow Information
Income taxes paid	1,236,359	548,034
Interest paid	50,283	152,462

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the six months ended June 30, 2024 and 2023, Greenland sold an aggregate of 80,496 and 75,097 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland launched HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the US market.

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

The Company’s Shareholders

As of June 30, 2024, Cenntro Holding Limited owned 45.69% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately a 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for a 10.53% equity interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for a 20.00% equity interest. As of June 30, 2024, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

Greenland Holding Enterprises Inc.

Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no operations.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of June 30, 2024, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Ownership Percentage	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	25,000,000	71.576%	Manufacture, sale of various transmission boxes
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 8, 2020	RMB	8,669,482	100%	Trading
HEVI Corp.	Delaware January 14, 2020	USD	6,363,557	100%	U.S. operation and distribution of electric industrial vehicles for North American market
Hengyu Capital, Ltd	Hong Kong August 16, 2022	HKD	10,000	62.5%	Investment management and consulting services
Greenland Holding Enterprises Inc.	Delaware August 28, 2023	USD	1	100%	Holding

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

Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries, which include Hong Kong-registered entities and PRC-registered entities directly or indirectly owned by the Company. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation. The results of subsidiaries acquired or disposed of are recorded in the consolidated income statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power; or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors or to cast a majority of votes at the meetings of the board of directors or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the six months ended June 30, 2024 and 2023 include allowance for expected credit losses, reserve for inventories, fair value of warrant liability, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets, estimates used in accounting for leases in accordance with FASB ASC 842, Leases and valuation of deferred tax assets and accruals for taxes due.

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

	As of
	June 30, 2024	December 31, 2023
Period end RMB: US$ exchange rate	7.2672	7.0999

	For the six months ended June 30,
	2024	2023
Period average RMB: US$ exchange rate	7.2150	6.8423

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash, cash equivalents and restricted cash, short term investment, accounts receivable, notes receivables, due from related party, fixed deposit, short term bank loans, accounts payable, other payable, notes payable and warrant liability. As of June 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, notes payables and accounts payable were approximation of their fair value due to the short-term nature. As of June 30, 2024 and December 31, 2023, fixed deposits and bank loans were measured at amortized cost.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$5,504,183	-	-	$5,504,183
Warrants liability	-	1,180,281	-	1,180,281

Total	$5,504,183	1,180,281	-	$6,684,464

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.64 million and $0.29 million as of June 30, 2024 and December 31, 2023, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation, and include expenditure that substantially increases the useful lives of existing assets. Expenditures for repairs and maintenance, which do not extend the useful life of the assets, are expensed as incurred.

Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Buildings	20 years
Machinery	2~10 years
Motor vehicles	4 years
Electronic equipment	3~5 years
Fixed assets decoration	5 years

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

Construction in process

Property, plant, and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property and equipment accounts and commences depreciation when these assets are ready for their intended use.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the six months ended June 30, 2024 and 2023.

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

The Company has leased premises for its assembly site under non-cancellable operating leases since June 2022. Operating lease payments are expensed over the term of lease using straight line method. The Company’s office leases have a 3-year term and the lease of its assembly site has a 5.5-year term. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into that have not yet commenced. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases.

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

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the six months ended June 30, 2024 and 2023. The total sales return amount accounted for around 0.04% and 0.05% of the total revenue of Greenland for the six months ended June 30, 2024 and 2023, respectively. The total warrants expenditures amount accounted for around 0.46% and 0.23% of the total revenue of Greenland for the six months ended June 30, 2024 and 2023, respectively.

The following table sets forth disaggregation of revenue:

	For the three months ended June 30,		For the six months ended June 30,
Major Products	2024	2023	2024	2023
Transmission boxes for Forklift	$21,035,937	$22,657,220	$42,810,331	$43,525,959
Transmission boxes for Non-Forklift (EV, etc.)	1,981,323	912,229	2,930,520	2,192,850
Total	$23,017,260	$23,569,449	$45,740,851	$45,718,809

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $1.12 million and $1.43 million for the three months ended June 30, 2024 and 2023, respectively. Research and development costs are expensed as incurred and totaled approximately $2.11 million and $2.55 million for the six months ended June 30, 2024 and 2023, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.38 million and $1.53 million as of June 30, 2024 and December 31, 2023, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2024 and December 31, 2023, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2024 and December 31, 2023. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2024 and December 31, 2023.

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

The Company places its cash with financial institutions in the PRC and the U.S. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB500,000 (USD70,000) per bank. As of June 30, 2024 and December 31, 2023, the Company’s bank account balance in the PRC was $23,313,985 and $33,033,191, respectively, exceeding PRC deposit insurance of RMB500,000 (USD70,000) as of each year end. To date, the Company has not experienced any losses in such accounts.

The Company’s bank deposits in the U.S. are insured to the maximum extent permitted by the Deposit Insurance Fund in the U.S. Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. Federal Deposit Insurance Corporation (“FDIC”) insurance is backed by the full faith and credit of the United States government. As of June 30, 2024 and December 31, 2023, the Company’s bank account balance in the United States was $93,754 and $3,797,076, respectively, exceeding FDIC insurance of $250,000 as of each year end. To date, the Company has not experienced any losses in such accounts.

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

NOTE 3 – SHORT TERM INVESTMENT

As of June 30, 2024 and December 31, 2023, the Company’s short term investment amounted to $5,504,183 and $2,818,068, respectively. In the six months ended June 30, 2024, the Company purchased bank management products in a total amount of $5,544,006 (RMB40,000,000). As of June 30, 2024, the fair value of the Company’s bank management products was $5,504,183 (RMB40,000,000).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the six months ended June 30,
	2024		2023
Major customers representing more than 10% of the Company’s revenues
Company A	$6,750,913	14.76%	$7,583,367	16.59%
Company B	5,424,577	11.86%	4,934,803	10.79
Total Revenues	$12,175,490	26.62%	$12,518,170	27.38%

	As of
	June 30, 2024		December 31, 2023
Major customers of the Company’s accounts receivable, net
Company A	2,303,134	10.52%	2,143,828	12.36%
Company B	2,277,049	10.41%	1,582,994	9.12%
Company C	1,385,357	6.33%	1,415,116	8.16%
Company D	1,318,489	6.03%	1,370,447	7.90%
Company E	1,238,557	5.66%	1,192,684	6.87%
Company F	1,181,169	5.40%	746,874	4.30%
Total	$9,703,755	44.35%	$8,451,944	48.71%

Accounts receivable from the Company’s major customers accounted for 44.35% and 48.71% of total accounts receivable balances as of June 30, 2024 and December 31, 2023, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2024 and 2023, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	June 30, 2024	December 31, 2023
Accounts receivable	$23,295,414	$17,351,398
Less: allowance for expected credit losses	(1,412,545)	(867,865)
Accounts receivable, net	$21,882,869	$16,483,533

Changes in the allowance for expected credit losses are as follows:

	As of
	June 30, 2024	December 31, 2023
Beginning balance	$867,865	$762,325
Additional provision charged to expense	568,744	127,646
Effect of foreign exchange change	(24,064)	(22,106)
Ending balance	$1,412,545	$867,865

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of June 30, 2024 and December 31, 2023, inventories consisted of the following

	As of
	June 30, 2024	December 31, 2023
Raw materials	$7,379,602	$9,337,110
Revolving material	1,121,164	1,143,558
Consigned processing material	32,026	60,754
Work-in-progress	2,591,658	2,501,368
Finished goods	9,638,318	12,192,937
Less: inventory impairment	(511,433)	(638,932)
Inventories, net	$20,251,335	$24,596,795

Changes in the inventory reserves are as follows:

	As of
	June 30, 2024	December 31, 2023
Beginning balance	$638,932	$375,846
(Reversal of) inventory write-downs	(120,097)	271,233
Effect of foreign exchange change	(7,402)	(8,147)
Ending balance	$511,433	$638,932

NOTE 7 – NOTES RECEIVABLE

	As of
	June 30, 2024	December 31, 2023
Bank notes receivable:	$28,844,085	$27,135,249
Commercial notes receivable	2,118,195	-
Total	$30,962,280	$27,135,249

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to six months from the date of issuance. As of June 30, 2024, the Company pledged notes receivable for an aggregate amount of $20.52 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $17.42 million. As of December 31, 2023, the Company pledged notes receivable for an aggregate amount of $21.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $19.35 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the six months ended June 30, 2024 and 2023, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of June 30, 2024 and December 31, 2023, property, plant and equipment consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Buildings	$11,181,430	$11,444,906
Machinery	21,824,680	20,974,546
Motor vehicles	328,934	336,541
Electronic equipment	218,086	246,207
Total property plant and equipment, at cost	33,553,130	33,002,200

Less: accumulated depreciation	(19,844,051)	(19,325,844)
Property, plant and equipment, net	$13,709,079	$13,676,356
Construction in process	5,912	22,641
Total	$13,714,991	$13,698,997

For the six months ended June 30, 2024 and 2023, depreciation expense amounted to $1.00 million and $1.07 million, respectively, of which $0.61 million and $0.60 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the six months ended June 30, 2024 and 2023, $0.40 million and nil of construction-in-progress was converted into fixed assets.

Restricted assets consist of the following:

	As of
	June 30, 2024	December 31, 2023
Buildings, net	$1,914,212	$2,024,994
Total	1,914,212	2,024,994

As of June 30, 2024, the Company pledged its ownership interests in certain buildings for book value of RMB13.91 million ($1.91 million) as security with Communications Bank of PRC for its loan facility with maximum exposure of RMB60.01 million.

NOTE 9 – LAND USE RIGHTS, NET

Land use rights consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Land use rights, cost	$4,233,626	$4,333,386
Less: Accumulated amortization	(906,847)	(884,881)
Land use rights, net	$3,326,779	$3,448,505

As of June 30, 2024, the Company had land use rights with net book value of $1.10 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2023, the Company had land use rights with net book value of $1.14 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of June 30, 2024:

Years ending June 30,	Amortization expense
2025	$85,285
2026	85,285
2027	85,285
2028	85,285
2029	85,285
Thereafter	2,900,354
Total	$3,326,779

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of June 30, 2024 and December 31, 2023, fixed deposit consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Three-year bank deposit	$4,342,574	$9,916,308
Total	$4,342,574	$9,916,308

All fixed deposit were deposited in local banks in the PRC and the deposit term is three years. Fixed deposits will expire in 2026.

NOTE 11 – NOTES PAYABLE-BANK ACCEPTANCE NOTES

	As of
	June 30, 2024	December 31, 2023
Bank acceptance notes	$31,407,248	$36,712,562
Total	$31,407,248	$36,712,562

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $3.91 million and $5.21 million restricted cash, and $20.52 million and $21.85 million notes receivable, as of June 30, 2024 and December 31, 2023, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	June 30, 2024	December 31, 2023
Procurement of Materials	$24,421,350	$25,011,515
Infrastructure& Equipment	233,445	43,530
Freight fee	138,378	217,483
Total	$24,793,173	$25,272,528

NOTE 13 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	June 30, 2024	December 31, 2023
Collateralized bank loans	$-	$2,760,602
Unsecured bank loans	-	281,694
Total	$-	$3,042,296

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

The average annual interest rate of the short-term bank loans was 3.122% and 3.805% for the six months ended June 30, 2024 and 2023, respectively. The Company was in compliance with its loan financial covenants as of June 30, 2024 and December 31, 2023, respectively.

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	June 30, 2024	December 31, 2023
Employee payables	111,858	807,615
Other tax payables	262,458	507,464
Other payable	108,624	115,443
Accrued expenses	1,548,415	660,985
Total	$2,031,355	$2,091,507

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	June 30, 2024	December 31, 2023
Subsidy	1,381,686	1,529,831
Total	$1,381,686	$1,529,831

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of June 30, 2024, grant income decreased by $0.15 million, as compared to December 31, 2023. The change was mainly due to timing of incurring qualifying expenses.

NOTE 16 – LEASES

The Company leases its corporate offices and assembly site under operating leases, with initial terms of 5.58 years, respectively. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee.

Supplemental balance sheet information related to leases as of June 30, 2024 and December 31, 2023 is as follows:

	As of
	June 30, 2024	December 31, 2023
Assets:
Right-of-use assets	$1,871,826	$2,125,542
Liabilities:
Lease liabilities	$495,693	$487,695
Lease liabilities	1,432,987	1,684,614
Total operating lease liabilities	$1,928,680	$2,172,309
Lease term and discount rate
Weighted average remaining lease term (in years)	3.42	2.09
Weighted average discount rate	4.27	4.5

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the six months ended June 30,
	2024	2023
Components of lease expense:
Operating lease expense	$308,146	$308,407
Total lease expense	$308,146	$308,407

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2024:

For the years ending June 30,	Operating Leases
2025	$580,899
2026	597,688
2027	615,067
2028	315,756
Total lease payments	$2,109,410
Less: imputed interest	(180,730)
Present value of lease liabilities	1,928,680

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	June 30, 2024	December 31, 2023

Share price	$1.40	$2.79
Exercise price	$4.49	$4.49
Expected term (years)	1.79	2.04
Risk-free interest rate	4.8%	4.2%
Expected volatility	90.00%	80.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	June 30, 2024	December 31, 2023
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$1,180,281	$4,084,605

The fair value of the warrants was classified as a liability of $4,084,605 as of December 31, 2023. For the six months ended June 30, 2024, the Company recognized a gain of $2,904,324 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $1,180,281 for the investor warrant, collectively, as of June 30, 2024.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of June 30, 2024 and December 31, 2023, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 13,594,530 and 13,594,530 ordinary shares issued and outstanding.

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

As of June 30, 2024, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expired on July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of June 30, 2024, the unit purchase option had expired and no unit purchase option exercisable by Chardan is outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$4,650,910	$2,399,138	$7,153,113	$3,846,113
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	13,594,530	12,978,504	13,594,530	12,978,504
Diluted effect of stock options and warrants	—	—	—	—
Weighted average shares used in diluted computation	13,594,530	12,978,504	13,594,530	12,978,504
Basic and diluted net income per share	$0.34	$0.18	0.53	0.30

For the six months ended June 30, 2024 and 2023, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 20 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Domestic Sales	$21,528,513	$23,145,468	$44,052,573	$45,274,690
International Sales	1,488,747	423,981	1,688,278	444,119
Total	$23,017,260	$23,569,449	$45,740,851	$45,718,809

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the six months ended June 30, 2024 was 4.98%. The effective tax rate for the six months ended June 30, 2024 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the six months ended June 30, 2023 was 10.03%. The effective tax rate for the six months ended June 30, 2023 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded nil unrecognized benefit as of June 30, 2024 and December 31, 2023, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

Pledged collateral for bank loans

On June 27, 2022, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Bank of Communications Co. LTD., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of US$8.28 million (RMB60.01 million) during the period from June 27, 2022 to June 26, 2027. As of June 30, 2024 and December 31, 2023, the outstanding amount of the short-term bank loan under this pledge contract was nil.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Facility Leases

The Company has leased premises for its assembly site under non-cancellable operating leases since June 2022. See further discussion in NOTE 16 – LEASES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of June 30, 2024:

For the years ending June 30,	Operating Leases
2025	$34,460
Total lease payments	$34,460

NOTE 23 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Controlling shareholder of the Company
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of Balances with Related Parties:

	As of
	June 30, 2024	December 31, 2023
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$2,546	$2,606
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,392,961	2,392,961
Total	$3,831,576	$3,831,636

All balances of due to related parties as of June 30, 2024 and December 31, 2023 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of June 30, 2024 and December 31, 2023 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023.

	As of
	June 30,	December 31,
	2024	2023
Due from related parties-current, net:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	228,311	225,927
Total	$228,311	$225,927

The balance of due from related parties as of June 30, 2024 and December 31, 2023 consisted of:

Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.23 million and $0.23 million as of June 30, 2024 and December 31, 2023, respectively. It’s a loan with annual interest rate of 4.785%.

(c) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the six months ended June 30, 2024 and 2023 are listed below:

	For the six months ended June 30,
	2024	2023
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	-	208,524
Xinchang County Jiuhe Investment Management Partnership (LP)	-	495,071

NOTE 24 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is August 14, 2024. All subsequent events requiring recognition as of June 30, 2024 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue increased from approximately $45.72 million for the six months ended June 30, 2023 to $45.74 million for the six months ended June 30, 2024. The increase in revenue was primarily the result of an increase in the Company’s sales volume, driven by increasing market demand for electric industrial equipment for the six months ended June 30, 2024. Nevertheless, based on the revenues for the six months ended June 30, 2024 and 2023, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the six months ended June 30, 2024 and 2023, Greenland sold an aggregate of 80,496 and 75,097 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland launched HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the US market.

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

Results of Operations

For the three months ended June 30, 2024 and 2023

Overview

	For the three months ended June 30
	2024	2023	Change	Variance

Revenues	$23,017,260	$23,569,449	$(552,189)	(2.3)%
Cost of Goods Sold	16,243,205	16,641,612	(398,407)	(2.4)%
Gross Profit	6,774,055	6,927,837	(153,782)	(2.2)%
Selling expenses	465,146	574,040	(108,894)	(19.0)%
General and administrative expenses	1,199,492	1,519,564	(320,072)	(21.1)%
Research and development expenses	1,123,063	1,425,394	(302,331)	(21.2)%
Total Operating Expenses	2,787,701	3,518,998	(731,297)	(20.8)%
Income from operations	3,986,354	3,408,839	577,515	16.9%
Interest income	215,732	44,683	171,049	382.8%
Interest expenses	(36,008)	(79,504)	43,496	(54.7)%
Change in fair value of the warrant liability	1,869,018	-	1,869,018	100.0%
Loss on disposal of property and equipment	556	(239)	795	(332.6)%
Other income	518,333	(128,768)	647,101	(502.5)%
Income before income tax	6,553,985	3,245,011	3,308,974	102.0%
Income tax	680,801	304,815	375,986	123.3%
Net income	5,873,184	2,940,196	2,932,988	99.8%

Components of Results of Operations

	For the three months ended June 30
Component of Results of Operations	2024	2023

Revenues	$23,017,260	$23,569,449
Cost of Goods Sold	16,243,205	16,641,612
Gross Profit	6,774,055	6,927,837
Operating Expenses	2,787,701	3,518,998
Net Income	5,873,184	2,940,196

Revenue

Greenland’s revenue was approximately $23.02 million for the three months ended June 30, 2024, representing a decrease of approximately $0.55 million, or 2.3%, as compared to that of approximately $23.57 million for the three months ended June 30, 2023. The decrease in revenue was primarily a result of the decrease of approximately $1.62 million in the Company’s sales volume of transmission products for the three months ended June 30, 2024. On an RMB basis, our revenue for the three months ended June 30, 2024 increased by approximately 0.9% as compared to that for the three months ended June 30, 2023.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $16.24 million for the three months ended June 30, 2024, representing a decrease by approximately $0.40 million, or 2.4%, as compared to that of approximately $16.64 million for the three months ended June 30, 2023. Cost of goods sold decreased due to the decrease in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $6.77 million for the three months ended June 30, 2024, representing a decrease by approximately $0.15 million, or 2.2%, as compared to that of approximately $6.93 million for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, Greenland’s gross margin was approximately 29.4% . The decrease in gross profit in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the decrease in our sales volume.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.47 million for the three months ended June 30, 2024, representing a decrease of approximately $0.10 million, or 19.0%, as compared to approximately $0.57 million for the three months ended June 30, 2023. The decrease was mainly due to a decrease in advertising and marketing expenses for the three months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.20 million for the three months ended June 30, 2024, representing a decrease of approximately $0.32 million, or 21.1%, as compared to that of approximately $1.52 million for the three months ended June 30, 2023. The decrease in general and administrative expenses was mainly due to the decrease of approximately $0.18 million in provision for inventory and the decrease of approximately $0.10 million in professional fees for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.12 million for the three months ended June 30, 2024, representing a decrease of approximately $0.31 million, or 21.2%, as compared to that of approximately $1.43 million for the three months ended June 30, 2023. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the three months ended June 30, 2024.

Income from Operations

Income from operations for the three months ended June 30, 2024 was approximately $3.99 million, representing an increase of approximately $0.58 million, as compared to that of approximately $3.41 million for the three months ended June 30, 2023.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.22 million for the three months ended June 30, 2024, representing an increase of approximately $0.17 million, or 382.8%, as compared to that of approximately $0.04 million for the three months ended June 30, 2023. The increase in interest income was because more cash was deposited in banks during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Greenland’s interest expenses were approximately $0.04 million for the three months ended June 30, 2024, representing a decrease of approximately $0.04 million, or 54.7%, as compared to that of approximately $0.08 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease of our short-term loans for the three months ended June 30, 2024, compared to those for the three months ended June 30, 2023.

Other Income

Greenland’s other income was approximately $0.52 million for the three months ended June 30, 2024, representing an increase of approximately $0.65 million, or 502.5%, as compared to approximately $(0.13) million for the three months ended June 30, 2023. The increase was primarily due to an increase in income VAT deduction for the three months ended June 30, 2024, compared to those for the three months ended June 30, 2023.

Income Taxes

Greenland’s income tax was approximately $0.68 million for the three months ended June 30, 2024, as compared to that of approximately $0.30 million for the three months ended June 30, 2023.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for the six months ended June 30, 2024 and 2023 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2025.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of June 30, 2024.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of June 30, 2024.

Net Income

Our net income was approximately $5.87 million for the three months ended June 30, 2024, representing an increase of approximately $2.93 million, as compared to that of approximately $2.94 million for the three months ended June 30, 2023.

For the six months ended June 30, 2024 and 2023

Overview

	For the six months ended June 30
	2024	2023	Change	Variance

Revenues	$45,740,851	$45,718,809	$22,042	0.0%
Cost of Goods Sold	33,319,727	33,267,542	52,185	0.2%
Gross Profit	12,421,124	12,451,267	(30,143)	(0.2)%
Selling expenses	1,014,642	961,525	53,117	5.5%
General and administrative expenses	3,382,921	3,161,468	221,453	7.0%
Research and development expenses	2,110,787	2,545,285	(434,498)	(17.1)%
Total Operating Expenses	6,508,350	6,668,278	(159,928)	(2.4)%
Income from operations	5,912,774	5,782,989	129,785	2.2%
Interest income	384,945	75,076	309,869	412.7%
Interest expenses	(79,848)	(145,997)	66,149	(45.3)%
Change in fair value of the warrant liability	2,904,324	-	2,904,324	100.0%
Loss on disposal of property and equipment	556	(239)	795	(332.6)%
Other income	814,481	288,614	525,867	182.2%
Income before income tax	9,937,232	6,000,443	3,936,789	65.6%
Income tax	494,800	601,673	(106,873)	(17.8)%
Net income	9,442,432	5,398,770	4,043,662	74.9%

Components of Results of Operations

	For the six months ended June 30
Component of Results of Operations	2024	2023

Revenues	$45,740,851	$45,718,809
Cost of Goods Sold	33,319,727	33,267,542
Gross Profit	12,421,124	12,451,267
Operating Expenses	6,508,350	6,668,278
Net Income	9,442,432	5,398,770

Revenue

Greenland’s revenue was approximately $45.74 million for the six months ended June 30, 2024, representing an increase of approximately $0.02 million, or 0.0%, as compared to that of approximately $45.72 million for the six months ended June 30, 2023. The increase in revenue was primarily a result of the increase of approximately $1.07 million in the Company’s sales volume, driven by increasing market demand of approximately $1.1 million for electric industrial equipment for the six months ended June 30, 2024. On an RMB basis, our revenue for the six months ended June 30, 2024 increased by approximately 4.2% as compared to that for the six months ended June 30, 2023.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $33.32 million for the six months ended June 30, 2024, representing an increase by approximately $0.05 million, or 0.2%, as compared to that of approximately $33.27 million for the six months ended June 30, 2023. Cost of goods sold increased due to the increase in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $12.42 million for the six months ended June 30, 2024, representing a decrease by approximately $0.03 million, or 0.2%, as compared to that of approximately $12.45 million for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, Greenland’s gross margins were approximately 27.16% and 27.23%, respectively. The decrease in gross margins in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an increase in raw material costs.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $1.01 million for the six months ended June 30, 2024, representing an increase of approximately $0.05 million, or 5.5%, as compared to approximately $0.96 million for the six months ended June 30, 2023. The increase was mainly due to an increase in shipping expenses for the six months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $3.38 million for the six months ended June 30, 2024, representing an increase of approximately $0.22 million, or 7.0%, as compared to that of approximately $3.16 million for the six months ended June 30, 2023. The increase in general and administrative expenses was mainly due to an increase in allowance for credit losses and an increase in staff salary for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $2.11 million for the six months ended June 30, 2024, representing a decrease of approximately $0.44 million, or 17.1%, as compared to that of approximately $2.55 million for the six months ended June 30, 2023. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the six months ended June 30, 2024.

Income from Operations

Income from operations for the six months ended June 30, 2024 was approximately $5.91 million, representing an increase of approximately $0.13 million, as compared to that of approximately $5.78 million for the six months ended June 30, 2023.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.38 million for the six months ended June 30, 2024, representing an increase of approximately $0.30 million, or 412.7%, as compared to that of approximately $0.08 million for the six months ended June 30, 2023. The increase in interest income was because more cash was deposited in banks during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Greenland’s interest expenses were approximately $0.08 million for the six months ended June 30, 2024, representing a decrease of approximately $0.07 million, or 45.3%, as compared to that of approximately $0.15 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease of our short-term loans for the six months ended June 30, 2024, compared to those for the six months ended June 30, 2023.

Other Income

Greenland’s other income was approximately $0.81 million for the six months ended June 30, 2024, representing an increase of approximately $0.53 million, or 182.2%, as compared to approximately $0.29 million for the six months ended June 30, 2023. The increase was primarily due to an increase in income VAT deduction for the six months ended June 30, 2024, compared to that for the six months ended June 30, 2023.

Income Taxes

Greenland’s income tax was approximately $0.49 million for the six months ended June 30, 2024, as compared to that of approximately $0.60 million for the six months ended June 30, 2023.

Net Income

Our net income was approximately $9.44 million for the six months ended June 30, 2024, representing an increase of approximately $4.04 million, as compared to that of approximately $5.40 million for the six months ended June 30, 2023.

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

For the six months ended June 30, 2024, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $8.54 million in bank loan, approximately $0.69 million in loan to third parties, and maintained $17.12 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.38 million and $1.53 million as of June 30, 2024 and December 31, 2023, respectively.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of June 30, 2024, Greenland had approximately $17.12 million of cash and cash equivalents, representing a decrease of approximately $5.86 million, or 25.51%, as compared to approximately $22.98 million as of December 31, 2023. The decrease of cash and cash equivalents was mainly due to a decrease in short-term bank loans and notes payable, as compared to that as of December 31, 2023.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of June 30, 2024, Greenland had approximately $3.91 million of restricted cash, representing a decrease of approximately $1.30 million, or 25.00%, as compared to that of approximately $5.21 million as of December 31, 2023. The decrease of restricted cash was due to a decrease of notes payable.

Accounts Receivable

As of June 30, 2024, Greenland had approximately $21.88 million of accounts receivables, an increase of approximately $5.34 million, or 32.76%, as compared to approximately $16.48 million as of December 31, 2023. The increase in accounts receivables was due to the increase in our sales volume and our slowed-down efforts in receivables collections.

Greenland recorded approximately $1.41 million and $0.87 million of allowance for expected credit losses as of June 30, 2024 and December 31, 2023, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $0.23 million and $0.23 million as of June 30, 2024 and December 31, 2023, respectively. Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.23 million and $0.23 million as of June 30, 2024 and December 31, 2023, respectively, representing a loan with an annual interest rate of 4.785%.

Notes Receivable

As of June 30, 2024, Greenland had approximately $30.96 million of notes receivables, which Greenland expects to collect within the next twelve months. The decrease was approximately $3.83 million, or 14.10%, as compared to approximately $27.14 million as of December 31, 2023.

Working Capital

Our working capital was approximately $38.46 million as of June 30, 2024, as compared to $27.27 million as of December 31, 2023. The increase in working capital of $3.7 million was primarily contributed to a decrease in fixed deposit and notes receivables.

Cash Flow

	For the Six Months Ended June 30,
	2024	2023

Net cash provided by (used in) operating activities	$2,924,158	$(391,716)
Net cash used in investing activities	$(1,975,178)	$(327,696)
Net cash provided by (used in) financing activities	$(7,486,177)	$944,072
Net increase (decrease) in cash and cash equivalents and restricted cash	$(6,537,197)	$224,660
Effect of exchange rate changes on cash and cash equivalents	$(626,163)	$(905,766)
Cash and cash equivalents and restricted cash at beginning of year	$28,189,387	$19,729,056
Cash and cash equivalents and restricted cash at end of year	$21,026,027	$19,047,950

Operating Activities

Greenland’s net cash provided by (used in) operating activities were approximately $2.92 million and $(0.39) million for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, the main sources of cash inflow from operating activities were net income, inventories, and other current and noncurrent assets, with each amounted to approximately $9.44 million, $3.96 million and $1.97 million, respectively. The main causes of cash outflow were changes in accounts receivable and notes receivable, with each amounted to approximately $6.38 million and $4.48 million, respectively.

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

Investing Activities

Net cash used in investing activities resulted in cash outflow of approximately $1.98 million for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2024 was mainly due to approximately $1.28 million used for purchases of long-term assets and approximately $0.70 million loan to third parties.

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

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $7.49 million for the six months ended June 30, 2024, which was mainly attributable to approximately $8.54 million in repayment of short-term bank loans and approximately $4.49 million change in notes payable. Such amounts were further offset by approximately $0.28 million in proceeds from short-term bank loans.

Net cash provided by financing activities resulted a cash inflow of approximately $0.94 million for the six months ended June 30, 2023, which was mainly attributable to approximately $2.60 million in proceeds from short-term bank loans and approximately $1.88 million in proceeds from third parties’ repayment. Such amounts were further offset by approximately $3.89 million in repayment of short-term bank loans and approximately $0.43 million in repayment of loans to third parties.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2024, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of June 30, 2024:

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

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 19 through 25.

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

As of June 30, 2024, we had approximately $17.12 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the six months ended June 30, 2024 and 2023, our subsidiaries’ five largest customers contributed 41.60% and 48.10% of our revenues, respectively. For the six months ended June 30, 2024 and 2023, Greenland’s single largest customer, Hangcha Group, accounted for 14.76% and 16.59%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 11.86% and 10.79%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products mainly included transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In December 2020, through HEVI, we launched a new division to focus on the production and sale of electric industrial heavy equipment—a division that Greenland intends to develop to diversify its product offerings. HEVI’s electric industrial heavy equipment products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. HEVI also introduced mobile DC battery chargers to support a growing market of EV applications requiring DC charging capabilities in the North America market. These products are available for purchase in the U.S. market. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the US market.

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

Since 2021, a few waves of COVID-19 infections emerged in various regions of China, and in response, the Chinese government implemented certain anti-COVID measures and protocols. Chinese industries have gradually resumed businesses as the Chinese government lifted its COVID-19 protocols and measures since December 2022. The COVID-19 pandemic has not resulted in significant impact on our operations for the six months ended June 30, 2024 and 2023.

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

On June 28, 2024, the Company’s board of directors held a board meeting, during which the directors of the Company unanimously approved a decision to terminate its previously announced plan of spinning off its drivetrain systems segment. After due diligence review, the Company’s board of directors has identified that the spin-off would likely not generate significant value to its shareholders due to changing market conditions. On July 8, 2024, the Defendants filed a motion to dismiss the shareholder derivative action.

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

As a holding company, we conduct a substantial amount of our business through our subsidiaries in China. We may rely on dividends paid by these PRC subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. In accordance with the Article 210, 214 of the Company Law of the PRC (Revised in 2023), each of our PRC subsidiaries is required to allocate 10% of their profits to their statutory common reserve when they distribute their after-tax profits for the current year. A company shall no longer be required to make allocations to their statutory common reserve once the aggregate amount of such reserve exceeds 50% of their registered capital. The statutory common reserve fund of a company may only be used to cover the losses of the company, expand the business and production of the company or be converted into additional capital. As a result, our PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other distributions to us. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Our auditor, Enrome LLP, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards and was not identified in PCAOB’s determination report as a firm subject to the PCAOB’s determination. Our current auditor, Enrome LLP, is headquartered in the Republic of Singapore and subject to inspect by the PCAOB.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2024 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month period ended June 30, 2024.

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

Greenland Technologies Holding Corp.

Date: August 14, 2024	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President