Form 10-Q
period 2024-09-30
Greenland Technologies Holding Corp.
filed 2024-11-14
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 14, 2024, there were 13,594,530 ordinary shares of the registrant outstanding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED September 30, 2024

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF September 30, 2024 (UNAUDITED) AND December 31, 2023

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED September 30, 2024 AND 2023 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED September 30, 2024 AND 2023 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED September 30, 2024 AND 2023 (UNAUDITED)

PAGE	F-7-F-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2024 AND December 31, 2023

(IN U.S. DOLLARS)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$17,633,936	$22,981,324
Restricted cash	3,091,545	5,208,063
Short Term Investment	7,053,694	2,818,068
Notes receivable	27,681,834	27,135,249
Accounts receivable, net	20,268,970	16,483,533
Inventories, net	21,844,780	24,596,795
Due from related parties-current, net	228,311	225,927
Advance to suppliers	631,924	288,578
Prepayments and other current assets	1,748,121	53,204
Total Current Assets	$100,183,115	$99,790,741

Non-current asset
Property, plant, equipment and construction in progress, net	13,823,008	13,698,997
Land use rights, net	3,423,184	3,448,505
Other intangible assets	118,139	189,620
Deferred tax assets	483,781	256,556
Right-of-use assets	1,748,818	2,125,542
Fixed deposit	7,337,008	9,916,308
Other non-current assets	390,365	1,050,698
Total non-current assets	$27,324,303	$30,686,226
TOTAL ASSETS	$127,507,418	$130,476,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2024 AND December 31, 2023 (Continued)

(IN U.S. DOLLARS)

	September 30,	December 31,
	2024	2023

Current Liabilities
Short-term bank loans	$-	$3,042,296
Notes payable-bank acceptance notes	25,463,319	36,712,562
Accounts payable	26,342,111	25,272,528
Taxes payables	767,200	758,307
Customer deposits	420,266	137,985
Due to related parties	3,831,666	3,831,636
Other current liabilities	2,365,909	2,281,507
Lease liabilities	506,118	487,695
Total current liabilities	$59,696,589	$72,524,516

Non-current liabilities
Lease liabilities	1,301,291	1,684,614
Deferred revenue	1,372,358	1,529,831
Warrant liability	3,841,293	4,084,605
Total non-current liabilities	$6,514,942	$7,299,050
TOTAL LIABILITIES	$66,211,531	$79,823,566

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 13,594,530 and 13,594,530 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	-	-
Additional paid-in capital	30,286,560	30,286,560
Statutory reserves	3,842,331	3,842,331
Retained earnings	25,003,855	18,535,133
Accumulated other comprehensive loss	(2,004,595)	(2,583,794)
Total shareholders’ equity	$57,128,151	$50,080,230
Non-controlling interest	4,167,736	573,171
TOTAL SHAREHOLDERS’ EQUITY	$61,295,887	$50,653,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,507,418	$130,476,967

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues	$18,834,093	$21,836,761	$64,574,944	$67,555,570
Cost of goods sold	13,868,406	15,568,224	47,188,133	48,835,766
Gross profit	4,965,687	6,268,537	17,386,811	18,719,804
Selling expenses	397,444	606,649	1,412,086	1,568,174
General and administrative expenses	1,202,242	1,610,100	4,585,163	4,771,568
Research and development expenses	437,978	1,245,646	2,548,765	3,790,931
Total operating expenses	$2,037,664	$3,462,395	$8,546,014	$10,130,673
INCOME FROM OPERATIONS	$2,928,023	$2,806,142	$8,840,797	$8,589,131
Interest income	237,333	4,242	622,278	79,318
Interest expense	(9,477)	(72,952)	(89,325)	(218,949)
Change in fair value of the warrant liability	(2,661,012)	-	243,312	-
Other income (loss)	208,676	(1,663,627)	1,023,713	(1,375,252)
INCOME BEFORE INCOME TAX	$703,543	$1,073,805	$10,640,775	$7,074,248
INCOME TAX EXPENSE	344,250	878,922	839,050	1,480,595
NET INCOME	$359,293	$194,883	$9,801,725	$5,593,653
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,043,684	1,082,303	3,333,003	2,634,960
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$(684,391)	$(887,420)	$6,468,722	$2,958,693
OTHER COMPREHENSIVE INCOME (LOSS):	2,153,895	3,756,643	840,761	(517,156)
Unrealized foreign currency translation loss attributable to Greenland Technologies Holding Corporation and subsidiaries	1,530,392	2,251,583	579,199	(721,427)
Unrealized foreign currency translation loss attributable to non-controlling interest	623,503	1,505,060	261,562	204,271
Total comprehensive income attributable to Greenland technologies holding corporation and subsidiaries	846,001	1,364,163	7,047,921	2,237,266
Total comprehensive income attributable to noncontrolling interest	1,667,187	2,587,363	3,594,565	2,839,231
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	13,594,530	13,594,530	13,594,530	13,307,954
Basic and diluted	(0.05)	(0.07)	0.48	0.22

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance as of December 31, 2022	12,978,504	-	$32,955,927	$(2,831,419)	3,842,331	$37,228,261	$13,722,663	$84,917,763
Net income	-	-	-	-	-	1,446,975	1,011,599	2,458,574
Foreign currency translation adjustment	-	-	-	212,352	-	-	104,980	317,332
Balance as of March 31, 2023	12,978,504	-	$32,955,927	$(2,619,067)	3,842,331	$38,675,236	$14,839,242	$87,693,669
Net income	-		-	-	-	2,399,138	541,058	2,940,196
Dividend	-	-	-	-	-	-	(703,595)	(703,595)
Foreign currency translation adjustment	-		-	(3,185,362)	-	-	(1,405,769)	(4,591,131)
Balance at June 30, 2023	12,978,504	-	$32,955,927	$(5,804,429)	3,842,331	$41,074,374	$13,270,936	$85,339,139
Cancellation of subsidiary	-	-	-	-	-	-	(3,902,544)	(3,902,544)
Cashless exercise of stock warrants	616,026	-	-	-	-	-	-	-
Net (loss) income	-	-	-	-	-	(887,420)	1,082,303	194,883
Foreign currency translation adjustment	-	-	-	2,251,583	-	-	1,505,060	3,756,643
Balance at September 30, 2023	13,594,530	-	$32,955,927	$(3,552,846)	3,842,331	$40,186,954	$11,955,755	$85,388,121

Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$573,171	$50,653,401
Net income	-	-	-	-	-	2,502,203	1,067,045	3,569,248
Foreign currency translation adjustment	-	-	-	(653,808)	-	-	(254,954)	(908,762)
Balance as of March 31, 2024	13,594,530	-	$30,286,560	$(3,237,602)	3,842,331	$21,037,336	$1,385,262	$53,313,887
Net income	-	-	-	-	-	4,650,910	1,222,274	5,873,184
Foreign currency translation adjustment	-	-	-	(297,385)	-	-	(106,987)	(404,372)
Balance as of June 30, 2024	13,594,530	-	$30,286,560	(3,534,987)	3,842,331	25,688,246	2,500,549	58,782,699
Net (loss) income	-	-	-	-	-	(684,391)	1,043,684	359,293
Foreign currency translation adjustment	-	-	-	1,530,392	-	-	623,503	2,153,895
Balance as of September 30, 2024	13,594,530	-	$30,286,560	(2,004,595)	3,842,331	25,003,855	4,167,736	61,295,887

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2024 AND 2023

(UNAUDITED, IN U.S. DOLLARS)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,801,725	$5,593,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,652,894	1,632,430
Amortization of deferred revenue	(171,025)	(141,748)
Increase in allowance for credit losses	570,111	387,053
Increase(Decrease) in provision for inventory	(120,385)	108,723
Change in fair value of warrant liability	(243,312)	-
Deferred tax assets	(218,607)	(74,533)
Non-cash lease expenses	417,581	463,483
Loss on disposal of short term investment	-	25,325
Accrued interest income derived from loan to related parties	(2,385)	(5,332)
Accrued expense	1,007,652	818,840
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(4,103,084)	(7,929,905)
Notes receivable	(222,638)	(5,420,169)
Inventories	3,067,395	1,335,565
Advance to suppliers	(337,532)	(1,298,963)
Other current and noncurrent assets	(1,796,856)	2,682,993
Increase (Decrease) In:
Accounts payable	753,849	2,339,606
Customer deposits	278,003	91,344
Other current liabilities	(944,133)	396,751
Income tax payable	-	(118,429)
Lease liabilities	(405,757)	(445,232)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,983,496	$441,455

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2024 AND 2023 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(1,416,348)	$(592,412)
Loan lent to third parties	(694,666)	(426,482)
Loan payment to third parties	-	1,848,087
Proceeds from sale of short term investment	-	444,155
Investment in a joint venture	-	(50,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(2,111,014)	$1,223,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$5,557,331	$6,766,842
Repayments of short-term bank loans	(8,558,290)	(8,811,111)
Notes payable	(11,387,545)	4,134,691
Dividend paid	-	(703,595)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(14,388,504)	$1,386,827
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(7,516,022)	$3,051,630
Effect of exchange rate changes on cash	52,116	1,567,033
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	28,189,387	19,729,056
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$20,725,481	$24,347,719
Bank balances and cash	17,633,936	21,543,963
Bank balances and cash included in assets classified as restricted cash	3,091,545	2,803,756

Supplemental Disclosure of Cash Flow Information
Income taxes paid	1,378,817	797,593
Interest paid	50,404	215,487

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the nine months ended September 30, 2024 and 2023, Greenland sold an aggregate of 114,075 and 112,414 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland launched HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, the largest lithium battery powered electric wheel loader commercially available in North America.

Greenland serves as the parent company of Greenland Holding Enterprises Inc. (“Greenland Holding”), a company incorporated in the State of Delaware and a wholly-owned subsidiary of Greenland, which in turns holds 100% of the equity interests in Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the People’s Republic of China (the “PRC” or “China”) in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

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

The Company’s Shareholders

As of September 30, 2024, Cenntro Holding Limited owned 45.69% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, an indirect wholly owned subsidiary of the Company, owns 71.576% of the equity interests in Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 100% of the equity interests in Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”), and 62.5% of the equity interests in Hengyu Capital, Ltd. (“Hengyu Capital”). HEVI (formerly known as Greenland Technologies Corp.) is a wholly owned subsidiary of Greenland and Greenland Holding Enterprises Inc. is a wholly owned subsidiary of Greenland, which holds 100% of the equity interests in Zhongchai Holding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately a 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for a 10.53% equity interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for a 20.00% equity interest. As of September 30, 2024, Zhongchai Holding owned approximately 71.576% of the equity interests, Jiuxin owned approximately 8.424% of the equity interests, and Jiuhe owned approximately 20.00% of the equity interests in Zhejiang Zhongchai.

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

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of September 30, 2024, are as follows:

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

Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with U.S. GAAP. The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries, which include Hong Kong-registered entities and PRC-registered entities directly or indirectly owned by the Company. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation. The results of subsidiaries acquired or disposed of are recorded in the consolidated income statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the nine months ended September 30, 2024 and 2023 include allowance for expected credit losses, reserve for inventories, fair value of warrant liability, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets, estimates used in accounting for leases in accordance with FASB ASC 842, Leases and valuation of deferred tax assets and accruals for taxes due.

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

	As of
	September 30, 2024	December 31, 2023
Period end RMB: US$ exchange rate	7.0176	7.0999

	For the nine months ended September 30,
	2024	2023
Period average RMB: US$ exchange rate	7.1977	7.0343

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash, cash equivalents and restricted cash, short term investment, accounts receivable, notes receivables, due from related party, fixed deposit, short term bank loans, accounts payable, other payable, notes payable and warrant liability. As of September 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, notes payables and accounts payable were approximation of their fair value due to the short-term nature. As of September 30, 2024 and December 31, 2023, fixed deposits and bank loans were measured at amortized cost.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$7,053,694	-	-	$7,053,694
Warrants liability	-	3,841,293	-	3,841,293

Total	$7,053,694	3,841,293	-	$10,894,987

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.63 million and $0.29 million as of September 30, 2024 and December 31, 2023, respectively.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the nine months ended September 30, 2024 and 2023.

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

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the nine months ended September 30, 2024 and 2023. The total sales return amount accounted for around 0.11% and 0.09% of the total revenue of Greenland for the nine months ended September 30, 2024 and 2023, respectively. The total warrants expenditures amount accounted for around 0.48% and 0.19% of the total revenue of Greenland for the nine months ended September 30, 2024 and 2023, respectively.

The following table sets forth disaggregation of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
Major Products	2024	2023	2024	2023
Transmission boxes for Forklift	$18,126,164	$21,005,937	$60,936,495	$64,531,896
Transmission boxes for Non-Forklift (EV, etc.)	707,929	830,824	3,638,449	3,023,674
Total	$18,834,093	$21,836,761	$64,574,944	$67,555,570

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $0.44 million and $1.25 million for the three months ended September 30, 2024 and 2023, respectively. Research and development costs are expensed as incurred and totaled approximately $2.55 million and $3.79 million for the nine months ended September 30, 2024 and 2023, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.37 million and $1.53 million as of September 30, 2024 and December 31, 2023, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2024 and December 31, 2023, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2024 and December 31, 2023. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2024 and December 31, 2023.

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

The Company places its cash with financial institutions in the PRC and the U.S. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB500,000 (USD70,000) per bank. As of September 30, 2024 and December 31, 2023, the Company’s bank account balance in the PRC was $27,174,432 and $33,033,191, respectively, exceeding PRC deposit insurance of RMB500,000 (USD70,000) as of each year end. To date, the Company has not experienced any losses in such accounts.

The Company’s bank deposits in the U.S. are insured to the maximum extent permitted by the Deposit Insurance Fund in the U.S. Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. Federal Deposit Insurance Corporation (“FDIC”) insurance is backed by the full faith and credit of the United States government. As of September 30, 2024 and December 31, 2023, the Company’s bank account balance in the United States was $279,960 and $3,797,076, respectively, exceeding FDIC insurance of $250,000 as of each period end. To date, the Company has not experienced any losses in such accounts.

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

NOTE 3 – SHORT TERM INVESTMENT

As of September 30, 2024 and December 31, 2023, the Company’s short term investment amounted to $7,053,694 and $2,818,068, respectively. In the nine months ended September 30, 2024, the Company purchased bank management products in a total amount of $6,877,197 (RMB49,500,000). As of September 30, 2024, the fair value of the Company’s bank management products was $7,053,694 (RMB49,500,000).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the nine months ended September 30,
	2024		2023
Major customers representing more than 10% of the Company’s revenues
Company A	$8,917,263	13.81%	$10,900,747	16.14%
Company B	8,101,045	12.55%	7,692,337	11.38
Total Revenues	$17,018,308	26.36%	$18,593,084	27.52%

	As of
	September 30, 2024		December 31, 2023
Major customers of the Company’s accounts receivable, net
Company A	2,014,999	9.94%	2,143,828	12.36%
Company B	1,670,364	8.24%	1,582,994	9.12%
Company C	1,357,013	6.70%	1,415,116	8.16%
Company D	1,013,697	5.00%	1,370,447	7.90%
Company E	973,140	4.80%	1,192,684	6.87%
Company F	931,558	4.60%	746,874	4.30%
Total	$7,960,771	39.28%	$8,451,943	48.71%

Accounts receivable from the Company’s major customers accounted for 39.28% and 48.71% of total accounts receivable balances as of September 30, 2024 and December 31, 2023, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	September 30, 2024	December 31, 2023
Accounts receivable	$21,731,756	$17,351,398
Less: allowance for expected credit losses	(1,462,786)	(867,865)
Accounts receivable, net	$20,268,970	$16,483,533

Changes in the allowance for expected credit losses are as follows:

	As of
	September 30, 2024	December 31, 2023
Beginning balance	$867,865	$762,325
Additional provision charged to expense	570,111	127,646
Effect of foreign exchange change	24,810	(22,106)
Ending balance	$1,462,786	$867,865

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of September 30, 2024 and December 31, 2023, inventories consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Raw materials	$8,011,330	$9,337,110
Revolving material	1,145,738	1,143,558
Consigned processing material	2,204	60,754
Work-in-progress	2,157,233	2,501,368
Finished goods	11,047,944	12,192,937
Less: inventory impairment	(519,669)	(638,932)
Inventories, net	$21,844,780	$24,596,795

Changes in the inventory reserves are as follows:

	As of
	September 30, 2024	December 31, 2023
Beginning balance	$638,932	$375,846
(Reversal of) inventory write-downs	(120,385)	271,233
Effect of foreign exchange change	1,122	(8,147)
Ending balance	$519,669	$638,932

NOTE 7 – NOTES RECEIVABLE

	As of
	September 30, 2024	December 31, 2023
Bank notes receivable:	$26,164,608	$27,135,249
Commercial notes receivable	1,517,226	-
Total	$27,681,834	$27,135,249

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to nine months from the date of issuance. As of September 30, 2024, the Company pledged notes receivable for an aggregate amount of $18.93 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $13.97 million. As of December 31, 2023, the Company pledged notes receivable for an aggregate amount of $21.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $19.35 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the nine months ended September 30, 2024 and 2023, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of September 30, 2024 and December 31, 2023, property, plant and equipment consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Buildings	$11,579,128	$11,444,906
Machinery	22,728,349	20,974,546
Motor vehicles	340,417	336,541
Electronic equipment	245,361	246,207
Total property plant and equipment, at cost	34,893,255	33,002,200

Less: accumulated depreciation	(21,076,369)	(19,325,844)
Property, plant and equipment, net	$13,816,886	$13,676,356
Construction in process	6,122	22,641
Total	$13,823,008	$13,698,997

For the nine months ended September 30, 2024 and 2023, depreciation expense amounted to $1.52 million and $1.52 million, respectively, of which $0.98 million and $0.86 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the nine months ended September 30, 2024 and 2023, $0.41 million and nil of construction-in-progress was converted into fixed assets.

Restricted assets consist of the following:

	As of
	September 30, 2024	December 31, 2023
Buildings, net	$1,949,074	$2,024,994
Total	1,949,074	2,024,994

As of September 30, 2024, the Company pledged its ownership interests in certain buildings for book value of RMB13.68 million ($1.95 million) as security with Communications Bank of PRC for its loan facility with maximum exposure of RMB60.01 million.

NOTE 9 – LAND USE RIGHTS, NET

Land use rights consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Land use rights, cost	$4,384,206	$4,333,386
Less: Accumulated amortization	(961,022)	(884,881)
Land use rights, net	$3,423,184	$3,448,505

As of September 30, 2024, the Company had land use rights with net book value of $1.13 million, which were pledged as collateral for the Company’s short-term bank loans. As of December 31, 2023, the Company had land use rights with net book value of $1.14 million, which were pledged as collateral for the Company’s short-term bank loans.

Estimated future amortization expense is as follows as of September 30, 2024:

Years ending September 30,	Amortization expense
2025	$85,490
2026	85,490
2027	85,490
2028	85,490
2029	85,490
Thereafter	2,995,734
Total	$3,423,184

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of September 30, 2024 and December 31, 2023, fixed deposit consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Three-year bank deposit	$7,337,008	$9,916,308
Total	$7,337,008	$9,916,308

All fixed deposit were deposited in local banks in the PRC and the deposit term is three years. Fixed deposits will expire in 2026.

NOTE 11 – NOTES PAYABLE-BANK ACCEPTANCE NOTES

	As of
	September 30, 2024	December 31, 2023
Bank acceptance notes	$25,463,319	$36,712,562
Total	$25,463,319	$36,712,562

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $3.09 million and $5.21 million restricted cash, and $18.93 million and $21.85 million notes receivable, as of September 30, 2024 and December 31, 2023, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	September 30, 2024	December 31, 2023
Procurement of Materials	$26,005,329	$25,011,515
Infrastructure& Equipment	180,034	43,530
Freight fee	156,748	217,483
Total	$26,342,111	$25,272,528

NOTE 13 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	September 30, 2024	December 31, 2023
Collateralized bank loans	$-	$2,760,602
Unsecured bank loans	-	281,694
Total	$-	$3,042,296

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

The average annual interest rate of the short-term bank loans was 3.122% and 3.805% for the nine months ended September 30, 2024 and 2023, respectively. The Company was in compliance with its loan financial covenants as of September 30, 2024 and December 31, 2023, respectively.

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	September 30, 2024	December 31, 2023
Employee payables	112,004	807,615
Other tax payables	206,943	507,464
Other payable	346,800	115,443
Accrued expenses	1,700,162	660,985
Total	$2,365,909	$2,091,507

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	September 30, 2024	December 31, 2023
Subsidy	1,372,358	1,529,831
Total	$1,372,358	$1,529,831

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of September 30, 2024, grant income decreased by $0.16 million, as compared to December 31, 2023. The change was mainly due to timing of incurring qualifying expenses.

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

Supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023 is as follows:

	As of
	September 30, 2024	December 31, 2023
Assets:
Right-of-use assets	$1,748,818	$2,125,542
Liabilities:
Lease liabilities	$506,118	$487,695
Lease liabilities	1,301,291	1,684,614
Total operating lease liabilities	$1,807,409	$2,172,309
Lease term and discount rate
Weighted average remaining lease term (in years)	3.17	2.09
Weighted average discount rate	4.32	4.5

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the nine months ended September 30,
	2024	2023
Components of lease expense:
Operating lease expense	$417,581	$308,407
Total lease expense	$417,581	$308,407

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2024:

For the years ending September 30,	Operating Leases
2025	$585,084
2026	602,020
2027	619,552
2028	157,878
Total lease payments	$1,964,534
Less: imputed interest	(157,125)
Present value of lease liabilities	1,807,409

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	September 30, 2024	December 31, 2023

Share price	$2.47	$2.79
Exercise price	$4.49	$4.49
Expected term (years)	1.66	2.04
Risk-free interest rate	3.8%	4.2%
Expected volatility	100.00%	80.00%

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – WARRANT LIABILITY (CONTINUED)

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	September 30, 2024	December 31, 2023
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$3,841,293	$4,084,605

The fair value of the warrants was classified as a liability of $4,084,605 as of December 31, 2023. For the nine months ended September 30, 2024, the Company recognized a gain of $243,312 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $3,841,293 for the investor warrant, collectively, as of September 30, 2024.

NOTE 18 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of September 30, 2024 and December 31, 2023, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 13,594,530 and 13,594,530 ordinary shares issued and outstanding.

Warrants — Redeemable warrants sold as part of the units in the Company’s initial public offering, or the Public Warrants (together with the Private Warrants (as defined below), the “Warrants”) may only be exercised for a whole number of shares. No fractional shares were issued upon exercise of the Public Warrants. The Public Warrants were exercisable from October 24, 2019 to October 24, 2024, five years from the consummation of the Business Combination.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHAREHOLDER’S EQUITY (CONTINUED)

Private warrants included (i) the 282,000 warrants underlying the units issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”) in a private placement in connection with our initial public offering (“Private Unit Warrants”), and (ii) 120,000 warrants held by Chardan upon the exercise of its unit purchase option to purchase 120,000 units in March 2021 (“Option Warrants,” together with Private Unit Warrants, the “Private Warrants”). The Private Warrants are identical to the Public Warrants underlying the units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants were exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Warrants would be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

As of September 30, 2024, there were a total of 4,705,312 Warrants outstanding, including 4,303,312 Public Warrants held by CEDE & CO, and 142,000 and 260,000 Private Warrants held by Chardan and the Sponsor, respectively.

Unit Purchase Option

On July 27, 2018, the Company sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000), commencing on the consummation of the Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expired on July 24, 2023. The units issuable upon exercise of the option are identical to those offered in the initial public offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the initial public offering resulting in a charge directly to shareholders’ equity. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g) (1) of FINRA’s Nasdaq Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of initial public offering except to any underwriter and selected dealer participating in the initial public offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of 1933, as amended, of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price. As of September 30, 2024, the unit purchase option had expired and no unit purchase option exercisable by Chardan is outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$(684,391)	$(887,420)	$6,468,722	$2,958,693
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	13,594,530	13,594,530	13,594,530	13,307,954
Diluted effect of stock options and warrants	—	—	—	—
Weighted average shares used in diluted computation	13,594,530	13,594,530	13,594,530	13,307,954
Basic and diluted net income per share	$(0.05)	$(0.07)	0.48	0.22

For the nine months ended September 30, 2024 and 2023, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 20 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Domestic Sales	$18,666,444	$21,707,665	$62,719,017	$66,982,355
International Sales	167,649	129,096	1,855,927	573,215
Total	$18,834,093	$21,836,761	$64,574,944	$67,555,570

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the nine months ended September 30, 2024 was 7.89%. The effective tax rate for the nine months ended September 30, 2024 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the nine months ended September 30, 2023 was 20.93%. The effective tax rate for the nine months ended September 30, 2023 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded nil unrecognized benefit as of September 30, 2024 and December 31, 2023, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Guarantees and pledged collateral for bank loans to other parties:

Pledged collateral for bank loans

On June 27, 2022, Zhejiang Zhongchai signed a Maximum Amount Pledge Contract with Bank of Communications Co. LTD., pledging its land use rights and property ownership as security, for a loan facility with a maximum principal amount of US$8.28 million (RMB60.01 million) during the period from June 27, 2022 to June 26, 2027. As of September 30, 2024 and December 31, 2023, the outstanding amount of the short-term bank loan under this pledge contract was nil.

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

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of September 30, 2024:

For the years ending September 30,	Operating Leases
2025	$25,122
Total lease payments	$25,122

NOTE 23 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Controlling shareholder of the Company
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of Balances with Related Parties:

	As of
	September 30, 2024	December 31, 2023
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$2,636	$2,606
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,392,961	2,392,961
Total	$3,831,666	$3,831,636

All balances of due to related parties as of September 30, 2024 and December 31, 2023 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of September 30, 2024 and December 31, 2023 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023.

	As of
	September 30,	December 31,
	2024	2023
Due from related parties-current, net:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	228,311	225,927
Total	$228,311	$225,927

The balance of due from related parties as of September 30, 2024 and December 31, 2023 consisted of:

Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.23 million and $0.23 million as of September 30, 2024 and December 31, 2023, respectively. The receivable was a loan with annual interest rate of 4.785%.

(c) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the nine months ended September 30, 2024 and 2023 are listed below:

	For the nine months ended September 30,
	2024	2023
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	-	208,524
Xinchang County Jiuhe Investment Management Partnership (LP)	-	495,071

NOTE 24 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is November 14, 2024. All subsequent events requiring recognition as of September 30, 2024 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $67.56 million for the nine months ended September 30, 2023 to $64.57 million for the nine months ended September 30, 2024. The decrease in revenue was primarily the result of the decrease of approximately $2.88 million in the Company’s sales volume of transmission products for the nine months ended September 30, 2024. Nevertheless, based on the revenues for the nine months ended September 30, 2024 and 2023, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the nine months ended September 30, 2024 and 2023, Greenland sold an aggregate of 114,075 and 112,414 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland launched HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp. to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, the largest lithium battery powered electric wheel loader commercially available in North America.

Greenland serves as the parent company of Greenland Holding Enterprises Inc. (“Greenland Holding”), a company incorporated in the State of Delaware and a wholly-owned subsidiary of Greenland, which in turns holds 100% of the equity interests in Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the People’s Republic of China (the “PRC” or “China”) in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

Results of Operations

For the three months ended September 30, 2024 and 2023

Overview

	For the three months ended September 30
	2024	2023	Change	Variance

Revenues	$18,834,093	$21,836,761	$(3,002,668)	(13.8)%
Cost of Goods Sold	13,868,406	15,568,224	(1,699,818)	(10.9)%
Gross Profit	4,965,687	6,268,537	(1,302,850)	(20.8)%
Selling expenses	397,444	606,649	(209,205)	(34.5)%
General and administrative expenses	1,202,242	1,610,100	(407,858)	(25.3)%
Research and development expenses	437,978	1,245,646	(807,668)	(64.8)%
Total Operating Expenses	2,037,664	3,462,395	(1,424,731)	(41.1)%
Income from operations	2,928,023	2,806,142	121,881	4.3%
Interest income	237,333	4,242	233,091	5,494.8%
Interest expenses	(9,477)	(72,952)	63,475	(87.0)%
Change in fair value of the warrant liability	(2,661,012)	-	(2,661,012)	100.0%
Other income	208,676	(1,663,627)	1,872,303	(112.5)%
Income before income tax	703,543	1,073,805	(370,262)	(34.5)%
Income tax	344,250	878,922	(534,672)	(60.8)%
Net income	359,293	194,883	164,410	84.4%

Components of Results of Operations

	For the three months ended September 30
Component of Results of Operations	2024	2023

Revenues	$18,834,093	$21,836,761
Cost of Goods Sold	13,868,406	15,568,224
Gross Profit	4,965,687	6,268,537
Operating Expenses	2,037,664	3,462,395
Net Income	359,293	194,883

Revenue

Greenland’s revenue was approximately $18.83 million for the three months ended September 30, 2024, representing a decrease of approximately $3.01 million, or 13.8%, as compared to that of approximately $21.84 million for the three months ended September 30, 2023. The decrease in revenue was primarily a result of the decrease of approximately $2.88 million in the Company’s sales volume of transmission products for the three months ended September 30, 2024. On an RMB basis, our revenue for the three months ended September 30, 2024 decreased by approximately 14.9% as compared to that for the three months ended September 30, 2023.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $13.87 million for the three months ended September 30, 2024, representing a decrease by approximately $1.70 million, or 10.9%, as compared to that of approximately $15.57 million for the three months ended September 30, 2023. Cost of goods sold decreased due to the decrease in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $4.97 million for the three months ended September 30, 2024, representing a decrease by approximately $1.30 million, or 20.8%, as compared to that of approximately $6.27 million for the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, Greenland’s gross margin were approximately 26.4% and 28.7%, respectively. The decrease in gross profit in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the decrease in our sales volume.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.40 million for the three months ended September 30, 2024, representing a decrease of approximately $0.21 million, or 34.5%, as compared to approximately $0.61 million for the three months ended September 30, 2023. The decrease was mainly due to a decrease in advertising and marketing expenses and shipping expenses for the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.20 million for the three months ended September 30, 2024, representing a decrease of approximately $0.41 million, or 25.3%, as compared to that of approximately $1.61 million for the three months ended September 30, 2023. The decrease in general and administrative expenses was mainly due to the decrease of approximately $0.23 million in provision for inventory and the decrease of approximately $0.18 million in professional fees for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.44 million for the three months ended September 30, 2024, representing a decrease of approximately $0.81 million, or 64.8%, as compared to that of approximately $1.25 million for the three months ended September 30, 2023. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the three months ended September 30, 2024.

Income from Operations

Income from operations for the three months ended September 30, 2024 was approximately $2.93 million, representing an increase of approximately $0.12 million, as compared to that of approximately $2.81 million for the three months ended September 30, 2023.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.24 million for the three months ended September 30, 2024, representing an increase of approximately $0.24 million, or 5,494.8%, as compared to that of approximately $0.00 million for the three months ended September 30, 2023. The increase in interest income was because more cash was deposited in banks during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Greenland’s interest expenses were approximately $0.01 million for the three months ended September 30, 2024, representing a decrease of approximately $0.06 million, or 87.0%, as compared to that of approximately $0.07 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease of our short-term loans for the three months ended September 30, 2024, compared to those for the three months ended September 30, 2023.

Other Income

Greenland’s other income was approximately $0.21 million for the three months ended September 30, 2024, representing an increase of approximately $1.87 million, or 112.5%, as compared to approximately $1.66 million in other loss for the three months ended September 30, 2023. The increase was primarily due to a decrease in investment loss for the three months ended September 30, 2024, compared to those for the three months ended September 30, 2023.

Income Taxes

Greenland’s income tax was approximately $0.34 million for the three months ended September 30, 2024, as compared to that of approximately $0.88 million for the three months ended September 30, 2023.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for the nine months ended September 30, 2024 and 2023 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2025.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2024.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2024.

Net Income

Our net income was approximately $0.36 million for the three months ended September 30, 2024, representing an increase of approximately $0.17 million, as compared to that of approximately $0.19 million for the three months ended September 30, 2023.

For the nine months ended September 30, 2024 and 2023

Overview

	For the nine months ended September 30
	2024	2023	Change	Variance

Revenues	$64,574,944	$67,555,570	$(2,980,626)	(4.4)%
Cost of Goods Sold	47,188,133	48,835,766	(1,647,633)	(3.4)%
Gross Profit	17,386,811	18,719,804	(1,332,993)	(7.1)%
Selling expenses	1,412,086	1,568,174	(156,088)	(10.0)%
General and administrative expenses	4,585,163	4,771,568	(186,405)	(3.9)%
Research and development expenses	2,548,765	3,790,931	(1,242,166)	(32.8)%
Total Operating Expenses	8,546,014	10,130,673	(1,584,659)	(15.6)%
Income from operations	8,840,797	8,589,131	251,666	2.9%
Interest income	622,278	79,318	542,960	684.5%
Interest expenses	(89,325)	(218,949)	129,624	(59.2)%
Change in fair value of the warrant liability	243,312	-	243,312	100.0%
Other income	1,023,713	(1,375,252)	2,398,965	(174.4)%
Income before income tax	10,640,775	7,074,248	3,566,527	50.4%
Income tax	839,050	1,480,595	(641,545)	(43.3)%
Net income	9,801,725	5,593,653	4,208,072	75.2%

Components of Results of Operations

	For the nine months ended September 30
Component of Results of Operations	2024	2023

Revenues	$64,574,944	$67,555,570
Cost of Goods Sold	47,188,133	48,835,766
Gross Profit	17,386,811	18,719,804
Operating Expenses	8,546,014	10,130,673
Net Income	9,801,725	5,593,653

Revenue

Greenland’s revenue was approximately $64.57 million for the nine months ended September 30, 2024, representing a decrease of approximately $2.99 million, or 4.4%, as compared to that of approximately $67.56 million for the nine months ended September 30, 2023. The decrease in revenue was primarily a result of the decrease of approximately $3.60 million in the Company’s sales volume of transmission products for the nine months ended September 30, 2024. On an RMB basis, our revenue for the nine months ended September 30, 2024 decreased by approximately 2.2% as compared to that for the nine months ended September 30, 2023.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $47.19 million for the nine months ended September 30, 2024, representing a decrease by approximately $1.65 million, or 3.4%, as compared to that of approximately $48.84 million for the nine months ended September 30, 2023. Cost of goods sold decreased due to the decrease in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $17.39 million for the nine months ended September 30, 2024, representing a decrease by approximately $1.33 million, or 7.1%, as compared to that of approximately $18.72 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, Greenland’s gross margins were approximately 26.9% and 27.7%, respectively. The decrease in gross profit in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease in our sales volume.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $1.41 million for the nine months ended September 30, 2024, representing a decrease of approximately $0.16 million, or 10.0%, as compared to approximately $1.57 million for the nine months ended September 30, 2023. The decrease was mainly due to a decrease in advertising and marketing expenses and shipping expenses for the nine months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $4.59 million for the nine months ended September 30, 2024, representing a decrease of approximately $0.18 million, or 3.9%, as compared to that of approximately $4.77 million for the nine months ended September 30, 2023. The decrease in general and administrative expenses was mainly due to a decrease in professional fees for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $2.55 million for the nine months ended September 30, 2024, representing a decrease of approximately $1.24 million, or 32.8%, as compared to that of approximately $3.79 million for the nine months ended September 30, 2023. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the nine months ended September 30, 2024.

Income from Operations

Income from operations for the nine months ended September 30, 2024 was approximately $8.84 million, representing an increase of approximately $0.25 million, as compared to that of approximately $8.59 million for the nine months ended September 30, 2023.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.62 million for the nine months ended September 30, 2024, representing an increase of approximately $0.54 million, or 684.5%, as compared to that of approximately $0.08 million for the nine months ended September 30, 2023. The increase in interest income was because more cash was deposited in banks during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Greenland’s interest expenses were approximately $0.09 million for the nine months ended September 30, 2024, representing a decrease of approximately $0.13 million, or 59.2%, as compared to that of approximately $0.22 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease of our short-term loans for the nine months ended September 30, 2024, compared to those for the nine months ended September 30, 2023.

Other Income

Greenland’s other income was approximately $1.02 million for the nine months ended September 30, 2024, representing an increase of approximately $2.39 million, or 174.4%, as compared to approximately $1.37 million in other loss for the nine months ended September 30, 2023. The increase was primarily due to a decrease in investment loss for the nine months ended September 30, 2024, compared to that for the nine months ended September 30, 2023.

Income Taxes

Greenland’s income tax was approximately $0.84 million for the nine months ended September 30, 2024, as compared to that of approximately $1.48 million for the nine months ended September 30, 2023.

Net Income

Our net income was approximately $9.80 million for the nine months ended September 30, 2024, representing an increase of approximately $4.21 million, as compared to that of approximately $5.59 million for the nine months ended September 30, 2023.

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

For the nine months ended September 30, 2024, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $8.56 million in bank loan, approximately $0.69 million in loan to third parties, and maintained $17.63 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower costs, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.37 million and $1.53 million as of September 30, 2024 and December 31, 2023, respectively.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of September 30, 2024, Greenland had approximately $17.63 million of cash and cash equivalents, representing a decrease of approximately $5.35 million, or 23.27%, as compared to approximately $22.98 million as of December 31, 2023. The decrease of cash and cash equivalents was mainly due to a decrease in short-term bank loans and notes payable, as compared to that as of December 31, 2023.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of September 30, 2024, Greenland had approximately $3.09 million of restricted cash, representing a decrease of approximately $2.12 million, or 40.64%, as compared to that of approximately $5.21 million as of December 31, 2023. The decrease of restricted cash was due to a decrease of notes payable.

Accounts Receivable

As of September 30, 2024, Greenland had approximately $20.27 million of accounts receivables, an increase of approximately $3.79 million, or 22.97%, as compared to approximately $16.48 million as of December 31, 2023. The increase in accounts receivables was due to the increase in our sales volume and our slowed-down efforts in receivables collections.

Greenland recorded approximately $1.46 million and $0.87 million of allowance for expected credit losses as of September 30, 2024 and December 31, 2023, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $0.23 million and $0.23 million as of September 30, 2024 and December 31, 2023, respectively. Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.23 million and $0.23 million as of September 30, 2024 and December 31, 2023, respectively, representing a loan with an annual interest rate of 4.785%.

Notes Receivable

As of September 30, 2024, Greenland had approximately $27.68 million of notes receivables, which Greenland expects to collect within the next twelve months. The increase was approximately $0.56 million, or 2.01%, as compared to approximately $27.14 million as of December 31, 2023.

Working Capital

Our working capital was approximately $40.49 million as of September 30, 2024, as compared to $27.27 million as of December 31, 2023. The increase in working capital of $13.22 million was primarily contributed to a decrease in fixed deposit and notes payable.

Cash Flow

	For the nine months ended September 30,
	2024	2023

Net cash provided by operating activities	$8,983,496	$441,455
Net cash (used in) provided by investing activities	$(2,111,014)	$1,223,348
Net cash (used in) provided by financing activities	$(14,388,504)	$1,386,827
Net decrease (increase) in cash and cash equivalents and restricted cash	$(7,516,022)	$3,051,630
Effect of exchange rate changes on cash and cash equivalents	$52,116	$1,567,033
Cash and cash equivalents and restricted cash at beginning of year	$28,189,387	$19,729,056
Cash and cash equivalents and restricted cash at end of year	$20,725,481	$24,347,719

Operating Activities

Greenland’s net cash provided by operating activities were approximately $8.98 million and $0.44 million for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, the main sources of cash inflow from operating activities were net income, inventories, and other current and noncurrent assets, with each amounted to approximately $9.80 million, $3.07 million and $1.65 million, respectively. The main causes of cash outflow were changes in accounts receivable and other current and noncurrent assets, with each amounted to approximately $4.10 million and $1.80 million, respectively.

For the nine months ended September 30, 2023, the main sources of cash inflow from operating activities were net income, accounts payable, and depreciation and amortization, with each amounted to approximately $2.59 million, $2.34 million and $2.68 million, respectively. The main causes of cash outflow were changes in accounts receivables and notes receivable, with each amounted to approximately $7.93 million and $5.42 million, respectively.

Investing Activities

Net cash used in investing activities resulted in cash outflow of approximately $2.11 million for the nine months ended September 30, 2024. Cash used in investing activities for the nine months ended September 30, 2024 was mainly due to approximately $1.42 million used for purchases of long-term assets and approximately $0.69 million in loans to third parties.

Net cash provided by investing activities resulted in cash inflow of approximately $1.22 million for the nine months ended September 30, 2023. Cash provided by investing activities for the nine months ended September 30, 2023 was mainly due to approximately $0.44 million in proceeds from sale of short-term investment and approximately $1.85 million in repayment of loans lent to third parties, offset by approximately $0.60 million used for purchases of long-term assets and approximately $0.05 million used for investment in a joint venture.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $14.39 million for the nine months ended September 30, 2024, which was mainly attributable to approximately $8.56 million in repayment of short-term bank loans and approximately $11.39 million in repayment of notes payable. Such amounts were further offset by approximately $5.56 million in proceeds from short-term bank loans.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2024, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of September 30, 2024:

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

As of September 30, 2024, we had approximately $17.63 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the nine months ended September 30, 2024 and 2023, our subsidiaries’ five largest customers contributed 41.01% and 47.73% of our revenues, respectively. For the nine months ended September 30, 2024 and 2023, Greenland’s single largest customer, Hangcha Group, accounted for 13.81% and 16.14%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 12.55% and 11.39%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products mainly included transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In December 2020, through HEVI, we launched a new division to focus on the production and sale of electric industrial heavy equipment—a division that Greenland intends to develop to diversify its product offerings. HEVI’s electric industrial heavy equipment products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. HEVI also introduced mobile DC battery chargers to support a growing market of EV applications requiring DC charging capabilities in the North America market. These products are available for purchase in the U.S. market. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, the largest lithium battery powered electric wheel loader commercially available in North America.

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

To the extent cash in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of our Company or our subsidiaries by the PRC government to transfer cash.

Relevant mainland PRC laws and regulations permit the companies in mainland China to pay dividends only out of their respective retained earnings, if any, as determined in accordance with mainland China accounting standards and regulations. Additionally, each of the companies in mainland China are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, in order for us to pay dividends to our shareholders, we may rely on payments made from our mainland PRC subsidiaries to their respective shareholders and then to our Company. If our these entities incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us.

Our cash dividends, if any, will be paid in U.S. dollars. If we are considered a tax resident enterprise of mainland China for tax purposes, any dividends we pay to our overseas shareholders may be regarded as mainland China-sourced income and as a result may be subject to mainland PRC withholding tax. See “— Risks Related to Doing Business in China — Under the PRC Enterprise Income Tax Law, we may be classified as a ‘Resident Enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.” The PRC government also imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of mainland China. Shortages in foreign currencies may restrict our ability to pay dividends or other payments, or otherwise satisfy our foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange as long as certain procedural requirements are met. Approval from appropriate government authorities is required if Renminbi is converted into foreign currency and remitted out of mainland China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account transactions and if this occurs in the future, we may not be able to pay dividends in foreign currencies to our shareholders.

As of the date of this Report, there are no restrictions or limitations imposed by the Hong Kong government on the transfer of capital within, into, and out of Hong Kong (including funds from Hong Kong to mainland China), except for the transfer of funds involving money laundering and criminal activities. However, there is no guarantee that the Hong Kong government will not promulgate new laws or regulations that may impose such restrictions in the future. If there is a significant change to current political arrangements between mainland China and Hong Kong, or the applicable laws, regulations, or interpretations change, our Hong Kong subsidiary may become subject to PRC laws or authorities. As a result, our Hong Kong subsidiary could be subject to similar government controls on the convertibility of foreign currency and the remittance of currency out of Hong Kong as described above.

As a result of the above, to the extent cash in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, such funds or assets may not be available to fund operations or for other use outside of the PRC/Hong Kong, due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the competent government to the transfer of cash.

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

On September 24, 2024, the CAC released the Administrative Regulations on the Network Data Security, or the Data Security Regulations, which will become effective on January 1, 2025. The Data Security Regulations may apply to the use of networks to carry out data processing activities and the supervision and administration of network data security in mainland China and apply to activities outside mainland China to process personal information of any natural persons in mainland China under any of the following circumstances: (i) for the purpose of providing products or services to natural persons in mainland China; (ii) analyze and evaluate the behavior of natural persons in mainland China; and (iii) other circumstances stipulated by laws and administrative regulations. The Data Security Regulations further stipulate that where it is indeed necessary to transfer “important data” collected and generated by a network data processor during its operation within the territory of mainland China to overseas parties, it shall pass the security assessment for cross-border data transfer organized by the CAC. Network data processors should identify and declare “important data” in accordance with the relevant provisions, but they are not required to conduct security assessment for outbound data transfer for data that has not been notified or published as “important data” by relevant departments or regions. In addition, the Data Security Regulations provides that data processors that process “important data” must conduct an annual data security assessment with regard to the data process activities, and submit the assessment report to relevant competent authorities at or above the provincial level. Since the Data Security Regulations is newly promulgated, there remains uncertainty as to how it will be implemented and interpreted by the competent authorities and whether the PRC regulatory agencies, including the CAC, will adopt new laws, regulations, rules, or detailed implementation and interpretation related to security assessment. We cannot predict the impact of the Data Security Regulations on us, if any, at this stage, and we will closely monitor and assess any development in the implementation and interpretation of the Data Security Regulations. Even though we do not believe our business activities fall under the scope of Data Security Regulations, in the event that a competent PRC governmental authority concludes otherwise, we face uncertainties as to whether such clearance can be timely obtained, or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2024 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month period ended September 30, 2024.

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

Greenland Technologies Holding Corp.

Date: November 14, 2024	/s/ Raymond Z. Wang
Raymond Z. Wang Chief Executive Officer and President