Form 10-K
period 2024-12-31
Greenland Technologies Holding Corp.
filed 2025-03-26
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of March 26, 2025, there were 13,594,530 ordinary shares of the registrant outstanding.

i

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, or this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, which express management’s current views concerning future business, events, trends, contingencies, financial performance, or financial condition, appear at various places in this report and use words like “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “see,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” and “would” and similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business, and other conditions in our local and regional markets;

●	changes or developments in laws, regulations, or taxes in our industry;

●	actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities;

●	competition in our industry;

●	the loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	changes in our business strategy, capital improvements, or development plans;

●	the Company’s ability to devise and implement effective internal controls and procedures;

●	the availability of additional capital to support capital improvements and development;

●	global or national health concerns, including the outbreak of epidemic or contagious diseases; and

●	other risks identified in this Report and in our other filings with the U.S. Securities and Exchange Commission, or the SEC.

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

Through its subsidiaries in the People’s Republic of China (the “PRC” or “China”), Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2024 and 2023, Greenland sold an aggregate of 149,597 and 149,543 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI Corp. (“HEVI”) to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, the largest lithium battery powered electric wheel loader commercially available in North America.

Greenland serves as the parent company of HEVI and Greenland Holding Enterprises Inc. (“Greenland Holding”), a holding company formed in the State of Delaware on August 28, 2023, which in turn acts as the holding company for Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

As of December 31, 2024, Cenntro Holding Limited owned 45.69% of our outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

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

Dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd.

From the consummation of the Business Combination to July 2023, Shanghai Hengyu Business Management Consulting Co., Ltd. (“Shanghai Hengyu”), a company formed in the PRC, was an indirect subsidiary of the Company, in which the Company owns 62.5% equity interests. On July 10, 2023, Shanghai Hengyu was dissolved under the laws of the PRC.

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

Greenland was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. As a result of the consummation of the Business Combination, Greenland serves as the ultimate holding company of its subsidiaries.

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

Zhejiang Zhongchai, an 89.47% owned subsidiary of Zhongchai Holding, was formed in the PRC on November 21, 2005 and engages in the business of designing, manufacturing, and selling transmission products mainly for forklift trucks. The remaining 10.53% of Zhejiang Zhongchai’s capital stock is owned by Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity owned by Mengxing He, director and general manager of Zhejiang Zhongchai.

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

Products

Greenland manufactures transmission systems and integrated powertrains for the various industries, particularly for material handling machineries. In addition, Greenland is a provider of high tech sustainable heavy machineries including all-electric construction machinery and related charging accessories.

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

H55L

The H55L is a lithium powered all-electric wheeled front loader which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel.

H65L

The H65L is a lithium powered all-electric wheeled front loader and HEVI’s flagship loader at an operating weight of nearly 50,000 pounds.

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

We and our PRC subsidiaries are subject to certain legal and operational risks associated with our PRC subsidiaries’ operations in China. PRC laws and regulations governing our PRC subsidiaries’ current business operations are sometimes vague and uncertain and, as a result, these risks may result in material changes in the operations of our PRC subsidiaries, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. For instance, except for fulfilling the filing procedure with the China Securities Regulatory Commission, or the CSRC, in connection with future offerings, we believe that we and our PRC subsidiaries are currently not required to obtain any permission or approval from the CSRC and the Cyberspace Administration of China, or the CAC, in the PRC to offer securities to foreign investors. However, there is no guarantee that this will continue to be the case in the future in relation to a follow-on offering or the continued listing of our securities on a U.S. securities exchange, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. In the event that such approval is required in the future and we and/or our PRC subsidiaries do not receive or maintain such approval, our ordinary shares may significantly decline in value or become worthless, and our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered.

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

On February 17, 2023, the CSRC published the Regulations of Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and its accompanying guidelines and instructions, which came into effect on March 31, 2023, and will apply if a domestic enterprise issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC. According to such regulations, a domestic enterprise that issues and lists its securities outside of the PRC shall comply with the filing procedures and report the relevant information to the CSRC. A domestic enterprise shall not be listed on an overseas stock exchange if any of the following circumstances exists: (i) where such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (ii) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (iii) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (iv) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (v) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Trial Measures changes the management of licensing to record management, strengthen the supervision in the aftermath, create a more transparent and predictable institutional environment, and support the standardized development of enterprises using the overseas capital market. As such, we will be required to complete filing procedures with CSRC in connection with our future offerings. Additionally, we may be prohibited from continued listing if we fit into any of the five scenarios as discussed above. Furthermore, in the event that an approval from Chinese authorities is required for our future offerings or continued listing on Nasdaq, if we and/or our PRC subsidiaries do not receive or maintain required approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we and/or our PRC subsidiaries are required to obtain approval in the future, we and/or our PRC subsidiaries may be subject to an investigation by Chinese regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. In addition, since these statements and regulatory actions are newly published, and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on our subsidiaries’ daily business operation, the ability to accept foreign investments and our ability to continue our listing on a U.S. exchange. See “Risk Factors — Risks Related to Doing Business in China — Our PRC subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq.”

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

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCA Act, if Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. The PCAOB has been able to inspect our auditor, Enrome LLP, an independent registered public accounting firm with its headquarters in Singapore. See “Risk Factors — Risks Related to Doing Business in China — A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted. The PCAOB has been able to inspect our auditor, Enrome LLP, an independent registered public accounting firm with its headquarters in Singapore. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and Hong Kong, respectively, and identifies the registered public accounting firms in Mainland China and Hong Kong that are subject to such determinations. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. On August 26, 2022, the CSRC, the Ministry of Finance (the “MOF”), and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. See “Risk Factors — Risks Related to Doing Business in China — A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

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

Under Delaware law, our Delaware subsidiary may issue dividends to the Company only if its total assets exceed its total liabilities plus the par value of its issued stock, or if it has net profits for the current or prior fiscal year. Any such dividend must also comply with the subsidiary’s certificate of incorporation and bylaws.

We have adopted written cash management policies and procedures that dictate how funds are transferred within our organization. According to such policies and procedures, each subsidiary of the Company may initiate a cash transfer request by timely filling out a fund application form, which shall be signed by the financial principal and the principal of the subsidiary and then submitted to the financial department of the Company for approval. After a cash transfer request is approved by the financial department, the relevant subsidiary may proceed to initiate such transfer. Our Company distributed cash as loans to our subsidiaries. Several cash transfers have been made between our Company and our subsidiaries. As of December 31, 2024, our Company provided a loan of $4,287,589 to Zhongchai Holding.

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

●	Peter Zuguang Wang has served as our director and the chairman of our board of directors since October 2019, and as the sole director of Zhongchai Holding since April 2009 and the chairman of the board of directors of Zhejiang Zhongchai since September 2017. He has over 30 years of experience in technology and management, along with a unique background in research and development, operation, finance and management. Mr. Wang is the chief executive officer of Cenntro Electric Group Limited (Nasdaq: CENN) and the co-founder of Unitech Telecom (now a part of UTStarcom, Nasdaq: UTSI).

●	Raymond Z. Wang has served as our chief executive officer since October 2019, the chief executive officer of Zhongchai Holding since April 2019, and the chief executive officer of HEVI Corp since January 2020. From February 2019 to November 2020, Mr. Wang served as Chairman of the board of ONE Project, a non-profit organization that unifies local communities to collectively tackle social issues such as hunger. From November 2017 to March 2019, Mr. Wang was the President of Devirra Corporation, a warehousing management and logistic company. From August 2007 to July 2017, Mr. Wang worked as the Vice President at Bank of America Merrill Lynch, developing a client acquisition channel for an online platform. From December 2005 to March 2007, Mr. Wang served as the Financial Advisor at Cowan Financial Group, a full-service financial planning and consulting firm, in New York. Mr. Wang received his Bachelor’s degree in Economics from Rutgers University.

●	Jing Jin has served as our chief financial officer since October 2019. Mr. Jin is a Certified Public Account and has over 10 years of experience in accounting, budgeting, and financial planning across operations in the PRC and overseas. Prior to August 2019, Mr. Jin has also served as the chief financial officer of Tantech Holdings Ltd. (Nasdaq: TANH), manufacturer of bamboo-based charcoal products in the PRC, from May 2016 to June 2019. From January 2014 to February 2015, Mr. Jin served as Senior Adviser for AAIC (Shanghai) Co., Ltd., a consulting company in the PRC, responsible for overseeing M&A transactions. From September 2011 to November 2013, he worked as a senior financial adviser in CanAccess Int’l Financial Consultants Ltd. in Vancouver, Canada, responsible for small-medium enterprises’ financing both in private and public sectors. From December 2008 to August 2011, Mr. Jin was an audit associate at MaloneBailey, LLP, an accounting firm, in its offices in Canada and the PRC. Mr. Jin graduated from Simon Fraser University in June 2008 in Burnaby, Canada with a Bachelor of Business Administration degree.

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

During the years ended December 31, 2024 and 2023, Greenland’s five largest customers contributed 40.60% and 45.06%, respectively, of its total revenues. For the years ended December 31, 2024 and 2023, Greenland’s single largest customer, Hangcha Group, accounted for 14.19% and 14.98%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 11.94% and 11.75%, respectively, of Greenland’s total revenue.

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

Inventory and Warehousing

Greenland undertakes inventory control in order to reduce the risks of under and over-stocking. On average, Greenland typically maintains a 30-day stock piles for production needs. It generally increases its inventories toward the end of the year in order to meet any production demand, in anticipation of any demands increase, from the second quarter of the following year. Furthermore, Greenland maintains higher inventories at year-end because Chinese New Year typically falls in January or February, which affects production and transportation of raw materials. Greenland has installed an enterprise resource planning (“ERP”) system, which provides real-time information about purchases, production schedules, and supplies of the raw materials. The ERP system has substantially improved Greenland’s inventory controls, providing the Company with quick access to various data and easy formulation of operating models, and allowing the Company to keep its inventory at an appropriable level to facilitate the manufacturing process.

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

Patents

As of December 31, 2024, Greenland held 141 registered patents with the PRC National Intellectual Property Administration (“CNIPA”), 124 of which are utility patents and 17 of which are invention patents. These patents relate to the manufacturing of products.

Trademarks

As of December 31, 2024, Greenland had been granted two trademarks registered with the CNIPA.

Copyrights

As of December 31, 2024, Greenland had registered two copyrights in China with the CNIPA.

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

As of December 31, 2024, Greenland’s sales and marketing team consisted of 16 employees, with thirteen (13) members in the PRC and three (3) in the U.S. Members of Greenland’s sales and marketing teams have extensive experience and knowledge in the material handling equipment sector of the manufacturing industry. They are primarily responsible for identifying business opportunities, promoting products, collecting customer feedback and market information, bidding for or negotiating orders, and collecting payments.

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

Fast Growing Market. The global construction equipment market is anticipated to grow at a compound annual growth rate (“CAGR”) of 3.9% from 2024 to 2030, reaching US$187 billion, according to a February 2025 report published by MarketsandMarkets. The North American market is projected to exhibit one of the fastest growth rates during the forecast period. Consequently, we believe this growth will increase with the introduction of the United State infrastructure overhaul program. Should the program be implemented, then it will be a powerful driver of growth in the engineering and construction industry that will proliferate the demand for industrial equipment.

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

Employees

As of December 31, 2024, the total number of full-time employees employed at Greenland and its subsidiaries was 345, with 337 employees located in the PRC and 8 employees located in the U.S. The following table sets forth the number of its full-time employees by function as of December 31, 2024:

Function	Number
Management	9
Administration	12
Production	283
Research and development	17
Sales and marketing	16
Other	8
Total	345

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

Regulations

PRC Law and Regulation

Policy Relating to the Foreign Invested General Equipment Manufacturing Industry

The PRC implements its guidance on foreign investment in different industries through the Catalogue for the Guidance of Foreign Investment Industries and the Special Administrative Measures (Negative List) for Foreign Investment Access jointly amended and promulgated by the National Development and Reform Commission and the Ministry of Commerce from time to time. According to the Catalogue of Encouraged Industries for Foreign Investment (Edition 2022) and the Special Administrative Measures (Negative List) for Foreign Investment Access (Edition 2024) currently in force, the business activities that we engage in are not classified as “prohibited” or “restricted” foreign invested industries.

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

Law and Regulation Relating to Tax

Enterprise Income Tax

On March 16, 2007 and December 6, 2007 respectively, the National People’s Congress of China and the State Council of the PRC (the “State Council”) enacted the Enterprise Income Tax Law of the PRC and the Implementation Regulations of Enterprise Income Tax Law of the PRC (collectively the “PRC EIT Law”), both of which became effective on January 1, 2008 (amended successively from 2017 to 2024). The PRC EIT Law imposes a uniform enterprise income tax rate of 25% on all residence enterprises, including foreign-invested enterprises, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

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

Law and Regulation Relating to Foreign Currency Exchange

The principal regulations governing foreign currency exchange in the PRC are the Foreign Exchange Administrative Regulations (the “SAFE Regulations”) which was promulgated by the State Council and last amended on August 5, 2008. Under the SAFE Regulations, the RMB is generally freely convertible for current account items, including the distribution of dividends, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan, repatriation of investment and investment in securities outside the PRC, unless the prior approval of the State Administration of Foreign Exchange is obtained.

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

Product Liability Law

U.S. state law generally imposes liability on all manufacturers and retailers (and parties in the supply chain) for injuries that result from unsafe, defective, and dangerous products sold to consumers. Product liability claims in the United States are typically based on three theories of law: (1) strict liability, (2) negligence and (3) breach of warranty. In addition, as noted above, U.S. laws and regulations can also obligate manufacturers and retailers (and parties in the supply chain) to remedy product defects, which can include safety recall campaigns.

Parties involved in manufacturing, distributing, or selling a product may be subject to liability for harm caused by a defect in that product. There are three types of product defects, namely, design defects, manufacturing defects and defects in marketing. In a negligence claim, a defendant may be held liable for personal injury or property damage caused by the failure to use due care. Strict liability claims, however, do not depend on the degree of carefulness by the defendant. A defendant is liable when it is shown that an injury (personal or to property) occurred as the result of a product’s defect. Breach of warranty is also a form of strict liability in the sense that a showing of fault is not required. The plaintiff need only establish the warranty was breached, regardless of how that came about. Companies that manufacture, distribute or sell a product in a particular state may be subject to the jurisdiction of such state’s product liability laws, whether the company’s jurisdiction of incorporation or principal place of business is in that state, in another U.S. state or in a non-U.S. jurisdiction.

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

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 27 through 35.

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

As of December 31, 2024, we had approximately $29.08 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the fiscal years ended December 31, 2024 and 2023, our subsidiaries’ five largest customers contributed 40.60% and 45.06% of our revenues, respectively. For the years ended December 31, 2024 and 2023, Greenland’s single largest customer, Hangcha Group, accounted for 14.19% and 14.98%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 11.94% and 11.75%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

Our performance depends upon our subsidiaries’ ability to procure low cost, high quality raw materials on a timely basis from their suppliers. Our subsidiaries’ suppliers are subject to certain risks, including the availability of raw materials, labor disputes, inclement weather, natural disasters, and general economic and political conditions, which might limit the ability of our subsidiaries’ suppliers to provide low-cost, high-quality merchandise on a timely basis. Furthermore, for these or other reasons, one or more of our subsidiaries’ suppliers might not adhere to our subsidiaries’ quality control standards, and our subsidiaries might not identify the deficiency. Any failure by our subsidiaries’ suppliers to supply quality materials at a reasonable cost on a timely basis could reduce our net sales or profits, damage our reputation and have an adverse effect on our financial condition.

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

For example, on April 26, 2024, all of the Company’s current directors, the Company’s chief executive officer, and the Company’s controlling shareholder, Cenntro Holding Limited, were named as defendants (collectively, the “Defendants”), and the Company was named as a nominal defendant in a shareholder derivate action filed in the United States District Court for the District of New Jersey. The complaint assets, inter alia, that Defendants breached their fiduciary duties owed to the Company, committed waste and violated Section 16(a) of the Securities and Exchange Act of 1934, as amended. The complainant seeks: (i) on behalf of the Company, monetary damages of no less than $38,060,365; (ii) to restrict Mr. Peter Wang, the chairman of the Company’s board of directors from selling ordinary shares of the Company until Cenntro Holding Limited has paid off its amount due to the Company and setting up a trust over any future funds from sales of the Company’s ordinary shares by Mr. Peter Wang or Cenntro Holding Limited; (iii) that the Defendants disgorge profits obtained as a result of their wrongful conduct; (iv) to enjoin of the Company’s proposed spin-off transaction; (v) attorney fees and costs; and (vi) any other relief the court may deem just and proper.

On June 28, 2024, the Company’s board of directors held a board meeting, during which the directors of the Company unanimously approved a decision to terminate its previously announced plan of spinning off its drivetrain systems segment. After due diligence review, the Company’s board of directors has identified that the spin-off would likely not generate significant value to its shareholders due to changing market conditions. On July 8, 2024, the Defendants filed a motion to dismiss the shareholder derivative action. On February 28, 2025, the court granted the Defendants’ motion to dismiss, and the complainant’s complaint was dismissed without prejudice.

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

The PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including steel sector where our PRC subsidiaries have been doing their business. Any government decisions or actions to change the way steel production is regulated, or any decisions the government might make to cut spending, could adversely impact our PRC subsidiaries’ business and our results of operations. In addition, the ability of our PRC subsidiaries to operate in China may be harmed by changes in PRC laws and regulations, including those relating to taxation, environmental conditions, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

According to the Notice on Filing Management Arrangements for Overseas Listings of Domestic Enterprises issued and implemented by the CSRC on February 17, 2023, since the date of effectiveness of the Trial Measures, the domestic enterprises falling within the scope of filing that have been listed overseas or met the following circumstances are existing enterprises: Before the effectiveness of the Trial Measures, the application for indirect overseas issuance and listing has been agreed by the overseas regulators or overseas stock exchanges (such as having passed the hearing on the Hong Kong market or registration become effective as agreed on the U.S. market, etc.), and it is not required to perform issuance and listing supervision procedures of the overseas regulators or overseas stock exchanges (such as rehearing on the Hong Kong market, etc.), and the overseas issuance and listing shall have been completed by September 30, 2023. According to the above regulations, the Company is an existing enterprise, which do not be required to file immediately, and filing should be made as required if they involve refinancing and other filing matters.

As of the date of this Report, we believe we and our PRC subsidiaries are not required to obtain any permission from PRC authorities (including the CSRC and the CAC) to operate our PRC subsidiaries’ business as presently conducted or continue being listed on Nasdaq. Therefore, as of the date of this Report, we and our PRC subsidiaries have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing or offering and, as such, no such permission or approval has been granted or denied. However, if it fails to comply with the Trial Measures during future issuance of securities or listing on other stock exchanges outside of China, we may be subjected sanctions imposed by the PRC regulatory authorities, and our reputation, financial condition, and results of operations may be materially and adversely affected.

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

On September 24, 2024, the CAC released the Administrative Regulations on the Network Data Security, or the Data Security Regulations, which became effective on January 1, 2025. The Data Security Regulations may apply to the use of networks to carry out data processing activities and the supervision and administration of network data security within the territory of the PRC and apply to activities outside the territory of the PRC to process personal information of any natural persons within the territory of the PRC under any of the following circumstances: (i) for the purpose of providing products or services to domestic natural persons; (ii) analyze and evaluate the behavior of domestic natural persons; and (iii) other circumstances stipulated by laws and administrative regulations. The Data Security Regulations further stipulate that where it is indeed necessary to transfer “important data” collected and generated by a network data processor during its operation within the territory of the PRC to overseas parties, it shall pass the security assessment for cross-border data transfer organized by the CAC. Network data processors should identify and declare “important data” in accordance with the relevant provisions, but they are not required to conduct security assessment for outbound data transfer for data that has not been notified or published as “important data” by relevant departments or regions. In addition, the Data Security Regulations provides that data processors that process “important data” must conduct an annual data security assessment with regard to the data process activities, and submit the assessment report to relevant competent authorities at or above the provincial level. Since the Data Security Regulations is newly promulgated, there remains uncertainty as to how it will be implemented and interpreted by the competent authorities and whether the PRC regulatory agencies, including the CAC, will adopt new laws, regulations, rules, or detailed implementation and interpretation related to security assessment. We cannot predict the impact of the Data Security Regulations on us, if any, at this stage, and we will closely monitor and assess any development in the implementation and interpretation of the Data Security Regulations. Even though we do not believe our business activities fall under the scope of Data Security Regulations, in the event that a competent PRC governmental authority concludes otherwise, we face uncertainties as to whether such clearance can be timely obtained, or at all.

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

A significant portion of our assets are located, and a substantial amount of our subsidiaries’ operations are conducted, in the PRC. In addition, some of our directors and officers are nationals or residents of the PRC, including our chief financial officer, Mr. Jing Jin, and independent directors, Mr. Ming Zhao and Mr. Zheng He, and a substantial majority of their assets are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts because China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest.

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

Our auditor, Enrome LLP, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards and was not identified in PCAOB’s determination report as a firm subject to the PCAOB’s determination. Our current auditor, Enrome LLP, is headquartered in Singapore and subject to inspect by the PCAOB.

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

Cybersecurity Governance

The Audit Committee of our Board of Directors is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee regularly reviews and discusses with management the strategies, processes, procedures and controls pertaining to the management of our information technology operations, including cyber risks and cybersecurity. The Audit Committee regularly and management the strategies continuously analyzes cybersecurity and resiliency risks to our business, considers industry trends and implements controls, as appropriate, to mitigate these risks.

ITEM 2. PROPERTIES

The address of our principal executive offices and corporate offices is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512, USA.

Our office in China is located at 11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang Province, China, 311122. Our manufacturing and R&D facilities are all located in Xinchang County, Zhejiang Province, China.

Properties Owned by us

As of December 31, 2024, Greenland held land use rights of four parcels of land with an aggregate site area of approximately 81,171 square meters, located in Xinchang County, Zhejiang Province, PRC. The terms of these land use rights are due to expire on November 14, 2062.

As of December 31, 2024, Greenland held three building ownership certificates for three buildings with an aggregate gross floor area of approximately 44,751 square meters. These properties are primarily used for production and office purposes.

Properties Leased by us

As of December 31, 2024, Greenland leased an office space with an aggregate floor area of approximately 1,440 square feet in New Jersey and a monthly rent of $2,910.

As of December 31, 2024, Greenland leased an assembly space with an aggregate floor area of approximately 54,121 square feet in Maryland and a monthly rent of $48,292.

Greenland will continue to pursue additional properties to further support the expansion of its HEVI business in the United States.

ITEM 3. LEGAL PROCEEDINGS

On April 26, 2024, all of the Company’s current directors, the Company’s chief executive officer, and the Company’s controlling shareholder, Cenntro Holding Limited, were named as defendants (collectively, the “Defendants”), and the Company was named as a nominal defendant in a shareholder derivate action filed in the United States District Court for the District of New Jersey. The complaint assets, inter alia, that Defendants breached their fiduciary duties owed to the Company, committed waste and violated Section 16(a) of the Securities and Exchange Act of 1934, as amended. The complainant seeks: (i) on behalf of the Company, monetary damages of no less than $38,060,365; (ii) to restrict Mr. Peter Wang, the chairman of the Company’s board of directors from selling ordinary shares of the Company until Cenntro Holding Limited has paid off its amount due to the Company and setting up a trust over any future funds from sales of the Company’s ordinary shares by Mr. Peter Wang or Cenntro Holding Limited; (iii) that the Defendants disgorge profits obtained as a result of their wrongful conduct; (iv) to enjoin of the Company’s proposed spin-off transaction; (v) attorney fees and costs; and (vi) any other relief the court may deem just and proper.

On June 28, 2024, the Company’s board of directors held a board meeting, during which the directors of the Company unanimously approved a decision to terminate its previously announced plan of spinning off its drivetrain systems segment. After due diligence review, the Company’s board of directors has identified that the spin-off would likely not generate significant value to its shareholders due to changing market conditions. On July 8, 2024, the Defendants filed a motion to dismiss the shareholder derivative action. On February 28, 2025, the court granted the Defendants’ motion to dismiss, and the complainant’s complaint was dismissed without prejudice.

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

As of March 25, 2025, the last sale price reported on the Nasdaq Capital Market for our ordinary shares was approximately $1.29 per share.

Dividend Policy

We intend to retain all of our available funds and any future earnings to fund the development and growth of our subsidiaries’ business. As such, we do not expect to pay any cash dividends in the foreseeable future.

Shareholders of Record

As of March 26, 2025, we had 10 recorded holders of our ordinary shares. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2024 and 2023, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q and the current reports on Form 8-K.

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $90.33 million for the fiscal year ended December 31, 2023 to $83.94 million for the fiscal year ended December 31, 2024. The decrease in revenue was primarily the result of a decrease of approximately $6.17 million in the Company’s sales volume of transmission products for the fiscal year ended December 31, 2024. Nevertheless, based on the revenues for the fiscal years ended December 31, 2024 and 2023, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2024 and 2023, Greenland sold an aggregate of 149,597 and 149,543 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, the largest lithium battery powered electric wheel loader commercially available in North America.

Greenland serves as the parent company of HEVI and Greenland Holding Enterprises Inc. (“Greenland Holding”), a company incorporated in the State of Delaware and a wholly-owned subsidiary of Greenland, which in turns holds 100% of the equity interests in Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the People’s Republic of China (the “PRC” or “China”) in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

Results of Operations

For the fiscal years ended December 31, 2024 and 2023

Overview

	For the Fiscal Years Ended December 31,
	2024	2023	$ Change	% Variance

Revenues	$83,944,661	$90,333,240	$(6,388,579)	(7.1)
Cost of Goods Sold	61,411,693	65,757,237	(4,345,544)	(6.6)
Gross Profit	22,532,968	24,576,003	(2,043,035)	(8.3)
Selling expenses	2,148,659	2,319,835	(171,176)	(7.4)
General and administrative expenses	4,853,768	6,052,541	(1,198,773)	(19.8)
Research and development expenses	2,936,399	5,424,400	(2,488,001)	(45.9)
Total Operating Expenses	9,938,826	13,796,776	(3,857,950)	(28.0)
Income from operations	12,594,142	10,779,227	1,814,915	16.8
Interest income	864,390	143,094	721,296	504.1
Interest expenses	(84,243)	(250,410)	166,167	(66.4)
Loss (gain) on disposal of property and equipment	5,863	(31,072)	36,935	(118.9)
Impairment for investments	-	(300,000)	300,000	(100.0)
Change in fair value of the warrant liability	1,746,382	1,398,774	347,608	24.9
Allowance for expected credit loss-related parties receivable	-	(34,462,992)	34,462,992	(100.0)
Remeasurement gain from change in functional currency	-	(2,490,646)	2,490,646	(100.0)
Government subsidies income	881,175	692,443	188,732	27.3
Other income	659,204	1,212,354	(553,150)	(45.6)
Income(Loss) before income tax	16,666,913	(23,309,228)	39,976,141	(171.5)
Income tax	1,512,758	1,708,262	(195,504)	(11.4)
Net income(Loss)	$15,154,155	$(25,017,490)	$40,171,645	(160.6)

Components of Results of Operations

	For the Fiscal Years ended December 31,
Component of Results of Operations	2024	2023

Revenues	$83,944,661	$90,333,240
Cost of Goods Sold	61,411,693	65,757,237
Gross Profit	22,532,968	24,576,003
Operating Expenses	9,938,826	13,796,776
Net Income(Loss)	$15,154,155	$(25,017,490)

Revenue

Greenland’s revenue decreased by approximately $6.39 million, or approximately 7.1%, to approximately $83.94 million for the fiscal year ended December 31, 2024, from approximately $90.33 million for the fiscal year ended December 31, 2023. However, excluding the impact of exchange rate fluctuation, our revenue for the fiscal year ended December 31, 2024 decreased by approximately 5.6% compared to the fiscal year ended December 31, 2023. The decrease in revenue was primarily a result of the decrease of approximately $6.17 million in the Company’s sales volume of transmission products for the year ended December 31, 2024.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to Greenland’s production activities. The write down of inventory using net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold decreased by approximately $4.35 million, or approximately 6.6%, to approximately $61.41 million for the fiscal year ended December 31, 2024, from approximately $65.76 million for the fiscal year ended December 31, 2023. Cost of goods sold decreased in fiscal year 2024 compared to fiscal year 2023 due to the decrease in our sales volume.

Gross Profit

Greenland’s gross profit decreased by approximately $2.04 million, or 8.3%, to approximately $22.53 million for the fiscal year ended December 31, 2024, from approximately $24.58 million for the fiscal year ended December 31, 2023. For the fiscal years ended December 31, 2024 and 2023, Greenland’s gross margin was approximately 26.8% and 27.2%, respectively. The decrease in gross profit in fiscal year 2024 compared to fiscal year 2023 was primarily due to the decrease in our sales volume.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. Greenland’s operating expenses were $9.94 million for the fiscal year ended December 31, 2024, representing a decrease of 28.0% from $13.80 million for the fiscal year ended December 31, 2023. The decrease in operating expenses was primarily due to a decrease in the after-sales service fees, research and development expenses and allowance for credit losses in fiscal year 2024 compared to fiscal year 2023.

Selling Expenses

Greenland’s selling expenses mainly include operating expenses such as sales staff payroll, traveling expenses and transportation expenses. Selling expenses decreased by $0.17 million, or 7.4%, to approximately $2.15 million for the fiscal year ended December 31, 2024, from approximately $2.32 million for the fiscal year ended December 31, 2023. The decrease in selling expenses was mainly due to a decrease in the after-sales service fees and advertising and marketing expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023.

General and Administrative Expenses

Greenland’s general and administrative expenses include management and office staff salaries and employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment, legal and accounting, consulting fees and other office expenses. General and administrative expenses decreased by approximately $1.20 million, or approximately 19.8%, to approximately $4.85 million for the fiscal year ended December 31, 2024, from approximately $6.05 million for the fiscal year ended December 31, 2023. The decrease in general and administrative expenses was mainly due to the decrease of approximately $0.98 million in allowance for credit losses for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Research and Development Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses decreased by approximately $2.49 million, or 45.9%, to approximately $2.94 million for the fiscal year ended December 31, 2024, from approximately $5.42 million for the fiscal year ended December 31, 2023. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities for the fiscal year ended December 31, 2024.

Income from Operations

As a result of the foregoing, income from operations for the fiscal year ended December 31, 2024 was approximately $12.59 million, representing an increase of approximately $1.81 million, from approximately $10.78 million for the fiscal year ended December 31, 2023.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.86 million for the fiscal year ended December 31, 2024, representing an increase of approximately $0.72 million, or 504.1%, from approximately $0.14 million for the fiscal year ended December 31, 2023. The increase in interest income was because more cash was deposited in banks during the fiscal year ended December 31, 2024 as compared to the fiscal year ended December 31, 2023.

Greenland’s interest expenses were approximately $0.08 million for the fiscal year ended December 31, 2024, a decrease of approximately $0.17 million, or 66.4%, as compared to approximately $0.25 million for the fiscal year ended December 31, 2023. The decrease was primarily due to a decrease of our short-term loans for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Change in fair value of the warrant liability

Greenland recognized a gain of approximately $1.75 million for the investor warrant from a change in fair value of the warrant liability for the fiscal year ended December 31, 2024, as compared to a gain of approximately $1.40 million for the investor warrant, from a change in fair value of the warrant liability for the fiscal year ended December 31, 2023.

Impairment for investments

Impairment for investments for the year ended December 31, 2024 was nil, representing a decrease of approximately $0.30 million, as compared to $0.30 million for the year ended December 31, 2023. The loss is related to the HEVI’s investment in Princeton Nuenergy Inc and Learn EV. HEVI held a low percentage of equity interests in the invested company, and we recorded fully impairment of the investment for the year ended December 31, 2023.

Allowance for expected credit loss-related parties receivable

Allowance for expected credit loss-related parties receivable for the year ended December 31, 2024 was nil, representing a decrease of approximately $34.46 million, as compared to $34.46 million for the year ended December 31, 2023. As of December 31, 2023, Cenntro Holding Limited owed Greenland an aggregate of $34.46 million. Greenland does not expect the amount of $34.46 million due from Cenntro Holding Limited will be repaid. As a result, Greenland recorded a full provision for expected credit loss for the year ended December 31, 2023.

Remeasurement loss from change in functional currency

Greenland’s remeasurement loss from change in functional currency was nil for the fiscal year ended December 31, 2024, a decrease of approximately $2.49 million, as compared to $2.49 million of remeasurement loss from change in functional currency for the fiscal year ended December 31, 2023. On July 10, 2023, the Company’s former subsidiary, Shanghai Hengyu, was dissolved under the laws of the PRC, and we recorded a remeasurement loss from change in functional currency of approximately $2.49 million, due to Shanghai Hengyu’s main assets due from related party in the amount of $36.46 million transferred to Hengyu Capital, which was originally denominated in RMB in Shanghai Hengyu, transferred to Hengyu Capital and denominated in USD.

Government subsidies income

Greenland’s government subsidies income was approximately $0.88 million for the fiscal year ended December 31, 2024, an increase of approximately $0.19 million, as compared to approximately $0.69 million of government subsidies income for the fiscal year ended December 31, 2023. The increase was primarily due to an increase in policy incentive income for the fiscal year ended December 31, 2024 as compared to the fiscal year ended December 31, 2023.

Other Income

Greenland’s other income was approximately $0.66 million for the fiscal year ended December 31, 2024, a decrease of approximately $0.55 million, or 45.6%, as compared to approximately $1.21 million of other income for the fiscal year ended December 31, 2023. The decrease was primarily due to a decrease of deduction in value-added taxes (“VAT”) for the fiscal year ended December 31, 2024 as compared to the fiscal year ended December 31, 2023.

Income Taxes

Greenland’s income tax was approximately $1.51 million for the fiscal year ended December 31, 2024, compared to approximately $1.71 million for the fiscal year ended December 31, 2023.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for both fiscal years 2024 and 2023 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2025.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2024.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2024.

Net Income (Loss)

As a result of the foregoing, Greenland’s net income was approximately $15.15 million for the fiscal year ended December 31, 2024, representing an increase of approximately $40.17 million, from the net loss of approximately $25.02 million for the fiscal year ended December 31, 2023.

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

For the fiscal year ended December 31, 2024, a PRC subsidiary of ours, Zhejiang Zhongchai, paid off approximately $8.56 million in bank loans and maintained $31.03 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.26 million and $1.53 million as of December 31, 2024 and 2023, respectively.

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

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for the remainder of fiscal year 2025. More specifically, Zhejiang Zhongchai can pledge the deed of its factory as a collateral to banks in order to obtain loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of December 31, 2024, Greenland had approximately $6.66 million of cash and cash equivalents, a decrease of approximately $16.32 million, or 71.02%, as compared to approximately $22.98 million as of December 31, 2023. The decrease of cash and cash equivalents was mainly due to an increase in short term investment, as compared to that as of December 31, 2023.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of December 31, 2024, Greenland had approximately $1.95 million of restricted cash, a decrease of approximately $3.26 million, or 62.51%, as compared to approximately $5.21 million as of December 31, 2023. The decrease of restricted cash was due to a decrease in notes payable.

Accounts Receivable

As of December 31, 2024, Greenland had approximately $15.80 million of accounts receivables, a decrease of approximately $1.55 million, or 8.96%, as compared to approximately $17.35 million as of December 31, 2023. The decrease in accounts receivables was due to the decrease in our sales volume.

Greenland recorded approximately nil million and $0.87 million of allowance for expected credit losses as of December 31, 2024 and 2023, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $0.24 million and $0.23 million as of December 31, 2024 and December 31, 2023, respectively. The balance of due from related parties as of December 31, 2024 and December 31, 2023 consisted primarily of other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) of $0.24 million and $0.23 million as of December 31, 2024 and December 31, 2023, respectively, representing a loan to the related party with an annual interest rate of 4.785%.

Notes Receivable

As of December 31, 2024, Greenland had approximately $22.74 million of notes receivables, which will be collected by us within twelve months. The decrease was approximately $4.40 million, or 16.21%, as compared to approximately $27.14 million as of December 31, 2023.

Working Capital

Our working capital was approximately $35.11 million as of December 31, 2024, as compared to $27.27 million as of December 31, 2023. The increase in working capital of $7.84 million was primarily contributed to a decrease in notes payable.

Cash Flow

	For the Fiscal Year Ended December 31,
	2024	2023

Net cash provided by operating activities	$13,341,886	$2,449,040
Net cash provided by(used in) investing activities	$(1,868,246)	$1,070,907
Net cash provided by(used in) financing activities	$(30,900,924)	$2,865,814
Net increase(decrease) in cash and cash equivalents and restricted cash	$(19,427,284)	$6,385,761
Effect of exchange rate changes on cash and cash equivalents	$(150,308)	$2,074,570
Cash and cash equivalents and restricted cash at beginning of year	$28,189,387	$19,729,056
Cash and cash equivalents and restricted cash at end of year	$8,611,795	$28,189,387

Operating Activities

Greenland’s net cash provided by operating activities was approximately $13.34 million and $2.45 million for the fiscal years ended December 31, 2024 and 2023, respectively.

In the fiscal year ended December 31, 2024, the main sources of cash inflow from operating activities were the increase in net income of $15.15, due to related parties of $5.27 million, notes receivable of $3.71 million and depreciation and amortization of $2.25 million. The main causes of changes in cash outflow were accounts payable of approximately $1.52 million, changes in other current and noncurrent assets of approximately $11.14 million and changes in fair value of warrant liability of approximately $1.75 million.

In the fiscal year ended December 31, 2023, the main sources of cash inflow from operating activities were the increase in allowance for expected credit loss and related parties receivable of $34.46 million, and depreciation and amortization of $2.19 million. The main causes of changes in cash outflow were net loss of approximately $25.02 million, change in fair value of warrant liability of approximately $1.40 million, changes in other current and noncurrent assets of approximately $6.34 million and changes in accounts receivable of $2.39 million.

Investing Activities

Investing activities resulted a cash outflow of approximately $1.87 million for the fiscal year ended December 31, 2024. Cash provided by investing activities for the fiscal year ended December 31, 2024 was mainly due to approximately $0.44 million in repayment of loans lent to third parties, offset by approximately $1.96 million used for purchases of long-term assets.

Investing activities resulted a cash inflow of approximately $1.07 million for the fiscal year ended December 31, 2023. Cash provided by investing activities for the fiscal year ended December 31, 2023 was mainly due to approximately $0.44 million in proceeds from sale of short-term investment and approximately $1.84 million repayment of loans lent to third parties, offset by approximately $0.74 million used for purchases of long-term assets.

Financing Activities

Financing activities resulted a cash outflow of approximately $30.90 million for the fiscal year ended December 31, 2024, which was mainly attributable to approximately $16.58 million in notes payable and approximately $8.56 million in repayment of short-term bank loans. Such amounts were further offset by approximately $5.56 million in proceeds from short-term bank loans.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2024, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Off Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information regarding this Item is contained in Item 7 under the headings “Credit Risk,” “Liquidity Risk,” and “Inflation Risk.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greenland Technologies Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Technologies Holding Corporation and its subsidiaries. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the year ended December 31,2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31,2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that were material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As described in Notes 17 to the consolidated financial statements, the Company’s warrant liability was $2.3million as of December 31, 2024, which amount was material to the consolidated financial statements as a whole. Management applies significant judgments in estimating fair values of warrant liability including selection of valuation methods and significant assumptions used in valuation such as Black–Scholes model and significant inputs into the model.

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

The accounts relevant to this critical audit matter include the value of the warrant liabilities and the related disclosures in the accompanying Note 17 to the financial statements.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024

Singapore

March 26, 2025

Report of Independent Registered Public Accounting Firm

To:	Shareholders and Board of Directors
Greenland Technologies Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Technologies Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Warrant Liability

As described in Notes 17 to the consolidated financial statements, the Company’s warrant liability was $4.1million as of December 31,2023, which the amount were material to the financial statements as a whole. Management applies significant judgments in estimating fair values of warrant liability including selection of valuation methods and significant assumptions used in valuation such as Black–Scholes model and significant inputs into the model.

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

San Mateo, California

(PCAOB ID # 1171)

April 16, 2024

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(AUDITED, IN U.S. DOLLARS)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$6,659,142	$22,981,324
Restricted cash	1,952,653	5,208,063
Short Term Investment	18,535,354	2,818,068
Notes receivable	22,736,700	27,135,249
Accounts receivable, net	15,796,423	16,483,533
Inventories, net	23,378,090	24,596,795
Due from related parties-current, net	235,497	225,927
Advance to suppliers	1,810,157	288,578
Prepayments and other current assets	1,542,743	53,204
Total Current Assets	$92,646,759	$99,790,741

Non-current asset
Property, plant, equipment and construction in progress, net	13,140,534	13,698,997
Land use rights, net	3,269,999	3,448,505
Intangible assets	89,959	189,620
Deferred tax assets	426,485	256,556
Right-of-use assets	1,624,290	2,125,542
Fixed deposit	4,130,514	9,916,308
Other non-current assets	247,655	1,050,698
Total non-current assets	$22,929,436	$30,686,226
TOTAL ASSETS	$115,576,195	$130,476,967

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023 (Continued)

(AUDITED, IN U.S. DOLLARS)

	December 31,	December 31,
	2024	2023

Current Liabilities
Short-term bank loans	$-	$3,042,296
Notes payable-bank acceptance notes	19,366,241	36,712,562
Accounts payable	23,102,944	25,272,528
Taxes payables	1,200,681	758,307
Customer deposits	328,873	137,985
Due to related parties	9,037,543	3,831,636
Other current liabilities	3,985,008	2,281,507
Lease liabilities	516,673	487,695
Total current liabilities	$57,537,963	$72,524,516

Non-current liabilities
Lease liabilities	1,167,941	1,684,614
Deferred revenue	1,263,180	1,529,831
Warrant liability	2,338,223	4,084,605
Total non-current liabilities	$4,769,344	$7,299,050
TOTAL LIABILITIES	$62,307,307	$79,823,566

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 13,594,530 and 13,594,530 shares issued and outstanding as of December 31, 2024 and December 31, 2023.	-	-
Additional paid-in capital	27,470,361	30,286,560
Statutory reserves	3,842,331	3,842,331
Retained earnings	32,602,105	18,535,133
Accumulated other comprehensive loss	(3,707,100)	(2,583,794)
Total shareholders’ equity	$60,207,697	$50,080,230
Non-controlling interest	(6,938,809)	573,171
TOTAL SHAREHOLDERS’ EQUITY	$53,268,888	$50,653,401

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,576,195	$130,476,967

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31,
	2024	2023
Revenues	$83,944,661	$90,333,240
Cost of goods sold	61,411,693	65,757,237
Gross profit	22,532,968	24,576,003
Selling expenses	2,148,659	2,319,835
General and administrative expenses	4,853,768	6,052,541
Research and development expenses	2,936,399	5,424,400
Total operating expenses	$9,938,826	$13,796,776
INCOME FROM OPERATIONS	$12,594,142	$10,779,227
Interest income	864,390	143,094
Interest expense	(84,243)	(250,410)
Loss (gain) on disposal of property, plant, equipment	5,863	(31,072)
Impairment for investments	-	(300,000)
Change in fair value of the warrant liability	1,746,382	1,398,774
Allowance for expected credit loss-related parties receivable	-	(34,462,992)
Remeasurement loss from change in functional currency	-	(2,490,646)
Government subsidies income	881,175	692,443
Other income	659,204	1,212,354
INCOME (LOSS) BEFORE INCOME TAX	$16,666,913	$(23,309,228)
INCOME TAX EXPENSE	1,512,758	1,708,262
NET INCOME (LOSS)	$15,154,155	$(25,017,490)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,087,183	(9,138,374)
NET INCOME (LOSS) ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$14,066,972	$(15,879,116)
OTHER COMPREHENSIVE INCOME (LOSS):	(1,218,261)	842,646
Unrealized foreign currency translation income (loss) attributable to Greenland Technologies Holding Corporation and subsidiaries	(1,123,306)	247,625
Unrealized foreign currency translation income (loss) attributable to non-controlling interest	(94,955)	595,021
Total comprehensive income (loss) attributable to Greenland technologies holding corporation and subsidiaries	12,943,666	(15,631,491)
Total comprehensive income (loss) attributable to noncontrolling interest	992,228	(8,543,353)
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	13,594,530	13,229,978
Basic and diluted	1.03	(1.20)

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(AUDITED, IN U.S. DOLLARS)

	Ordinary Shares		Additional	Accumulated Other			Non-
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Total
Balance as of December 31, 2022	12,978,504	-	$30,286,560	$(2,831,419)	3,842,331	$34,414,249	$13,722,663	$79,434,384
Cashless exercise of warrants	616,026	-	-	-	-	-	-	-
Cancellation of subsidiary	-	-	-	-	-	-	(3,902,544)	(3,902,544)
Dividend	-	-	-	-	-		(703,595)	(703,595)
Net income	-	-	-	-	-	(15,879,116)	(9,138,374)	(25,017,490)
Foreign currency translation adjustment	-	-	-	247,625	-	-	595,021	842,646
Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$573,171	$50,653,401
Capital reduction for non-controlling interests	-	-	(2,816,199)	-	-	-	(2,570,108)	(5,386,307)
Net income	-	-	-	-	-	14,066,972	1,087,183	15,154,155
Dividend	-	-	-	-	-	-	(5,934,100)	(5,934,100)
Foreign currency translation adjustment	-	-	-	(1,123,306)	-	-	(94,955)	(1,218,261)
Balance as of December 31, 2024	13,594,530	-	$27,470,361	$(3,707,100)	3,842,331	$32,602,105	$(6,938,809)	$53,268,888

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,154,155	$(25,017,490)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,245,272	2,190,737
Amortization of deferred subsidy	(228,097)	(231,795)
Loss (gain) on disposal of property, plant, equipment	(5,863)	31,072
Increase (Decrease) in allowance for credit losses	(856,311)	127,646
Increase (Decrease) in provision for inventories	(88,966)	271,453
Change in fair value of warrant liability	(1,746,382)	(1,398,774)
Increase in allowance for expected credit loss-related parties receivable	-	34,462,992
Deferred tax assets	(179,486)	(43,724)
Non-cash lease expenses	419,315	668,609
Impairment for investments	-	300,000
Loss on disposal of short term investment	-	25,325
Accrued interest income derived from loan to related parties	(2,385)	(14,570)
Accrued expense	2,141,850	103,150
Changes in operating assets and liabilities:
Increase (Decrease) In:
Accounts receivable	1,109,710	(2,689,614)
Notes receivable	3,709,933	794,986
Inventories	689,511	(2,404,558)
Advance to suppliers	(1,523,769)	122,588
Other current and noncurrent assets	(11,135,346)	(6,335,159)
Increase (Decrease) In:
Accounts payable	(1,522,081)	1,163,794
Customer deposits	195,039	(83,204)
Other current liabilities	(371,959)	475,763
Income tax payables	469,757	572,857
Due to related parties	5,273,747	-
Lease liabilities	(405,758)	(643,044)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,341,886	$2,449,040

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023 (Continued)

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31
	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment	$(1,964,276)	$(735,498)
Loan lent to third parties	(694,859)	(423,675)
Repayment of loans lend to third parties	694,859	1,835,925
Proceeds from sale of property, plant and equipment	96,030	-
Proceeds from sale of short-term investment	-	444,155
Investment in a joint venture	-	(50,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	$(1,868,246)	$1,070,907

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$5,558,875	$6,722,309
Repayments of short-term bank loans	(8,560,668)	(12,424,974)
Notes payable	(16,578,724)	9,272,074
Dividend paid	(5,934,100)	(703,595)
Capital reduction for non-controlling interests	(5,386,307)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES	$(30,900,924)	$2,865,814
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(19,427,284)	$6,385,761
Effect of exchange rate changes on cash	(150,308)	2,074,570
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	28,189,387	19,729,056
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,611,795	$28,189,387
Bank balances and cash	6,659,142	22,981,324
Bank balances and cash included in assets classified as restricted cash	1,952,653	5,208,063

Supplemental Disclosure of Cash Flow Information
Income taxes paid	1,593,305	977,985
Interest paid	48,441	277,158

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

Through its subsidiaries in People’s Republic of China (the “PRC” or “China”), Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2024 and 2023, Greenland sold an aggregate of 149,597 and 149,543 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI Corp. (“HEVI”) to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, the largest lithium battery powered electric wheel loader commercially available in North America.

Greenland serves as the parent company of HEVI and Greenland Holding Enterprises Inc. (“Greenland Holding”), a company incorporated in the State of Delaware and a wholly-owned subsidiary of Greenland, which in turns holds 100% of the equity interests in Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company’s Shareholders

As of December 31, 2024, Cenntro Holding Limited owned 45.69% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the wholly owned subsidiary of the Company, owned 89.47% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 100% of Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”) and 62.5% of Hengyu Capital, Ltd. (“Hengyu Capital”). HEVI (formerly known as Greenland Technologies Corp.) is a wholly owned subsidiary of Greenland.

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. On November 25, 2024, Jiuhe withdrew its investment in Zhejiang Zhongchai. As a result, the equity interests in Zhejiang Zhongchai was redistributed between Zhongchai Holding and Jiuxin. As of December 31, 2024, Zhongchai Holding owned approximately 89.47% of the equity interests and Jiuxin owned approximately 10.53% of the equity interests.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

HEVI

HEVI was incorporated on January 14, 2020 under the laws of the State of Delaware. HEVI is a wholly owned subsidiary of Greenland and promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market.

Shanghai Hengyu

Shanghai Hengyu is a limited liability company registered on September 10, 2015 in Shanghai Free Trade Zone, Shanghai, the PRC, which dissolved on July 10, 2023.

Hengyu Capital

Hengyu Capital is a limited liability company registered on August 16, 2022 in Hong Kong. The main business of Hengyu Capital is to engage in investment management and consulting services.

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2024, are as follows:

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated financial statements include the financial statements of the Company and its subsidiaries, which include Hong Kong-registered entities and PRC-registered entities directly or indirectly owned by the Company. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation. The results of subsidiaries acquired or disposed of are recorded in the consolidated income statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the years ended December 31, 2024 and 2023 include allowance for expected credit losses, reserve for inventories, fair value of warrant liability, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets, estimates used in accounting for leases in accordance with FASB ASC 842, Leases and valuation of deferred tax assets and accruals for taxes due.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	As of
	December 31, 2024	December 31, 2023
Period end RMB: US$ exchange rate	7.2993	7.0999

	For the years ended December 31,
	2024	2023
Period average RMB: US$ exchange rate	7.1957	7.0809

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash, cash equivalents and restricted cash, short term investment, accounts receivable, notes receivables, due from related party, fixed deposit, short term bank loans, accounts payable, other payable, notes payable and warrant liability. As of December 31, 2024 and 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, notes payables and accounts payable were approximation of their fair value due to the short-term nature. As of December 31, 2024 and 2023, fixed deposits and bank loans were measured at amortized cost.

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$18,535,354	-	-	$18,535,354
Warrants liability	-	2,338,223	-	2,338,223

Total	$18,535,354	2,338,223	-	$20,873,577

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $1.81 million and $0.29 million as of December 31, 2024 and 2023, respectively.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the years ended December 31, 2024 and 2023.

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

The Company has leased premises for its assembly site under non-cancellable operating leases since June 2022. Operating lease payments are expensed over the term of lease using straight line method. The Company’s lease of its assembly site has a 5.5-year term. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. The Company does not have any leases entered into that have not yet commenced. Under the terms of the lease agreements, the Company has no legal or contractual asset retirement obligations at the end of the leases.

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

Contracts do not offer any price protection, but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the years ended December 31, 2024 and 2023. The total sales return amount accounted for around 0.20% and 0.10% of the total revenue for the years ended December 31, 2024 and 2023, respectively. The total warrants expenditures amount accounted for around 0.55% and 0.63% of the total revenue for the years ended December 31, 2024 and 2023.

The following table sets forth disaggregation of revenue:

	For the years ended December 31,
	2024	2023
Major Product
Transmission boxes for Forklift	$79,753,008	$85,925,302
Transmission boxes for Non-Forklift (EV, etc.)	4,191,653	4,407,938
Total	$83,944,661	$90,333,240

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $2.94 million and $5.42 million for the years ended December 31, 2024 and 2023, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies were $1.26 million and $1.53 million as of December 31, 2024 and 2023, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2024 and 2023, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2024 and 2023. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2024 and 2023.

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

The Company places its cash with financial institutions in the PRC and the U.S. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB500,000 (USD 68,500) per bank. As of December 31, 2024 and 2023, the Company’s bank account balance in the PRC was $12,023,850 and 33,033,191, respectively, exceeding PRC deposit insurance of RMB500,000 (USD 70,000) as of each year end. To date, the Company has not experienced any losses in such accounts.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s bank deposits in the U.S. are insured to the maximum extent permitted by the Deposit Insurance Fund in the U.S. Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. Federal Deposit Insurance Corporation (“FDIC”) insurance is backed by the full faith and credit of the United States government. As of December 31, 2024 and 2023, the Company’s bank account balance in the United States was nil and $3,797,076, respectively, and the bank account balance exceeded FDIC insurance of $250,000 as of December 31, 2023. To date, the Company has not experienced any losses in such accounts.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of the ASU 2023-07 did not have a material impact on financial disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures, and intends to apply the amendments prospectively upon adoption.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These changes remove references to various Concepts Statements and the amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application of the amendments in this Update is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). The Company believes the future adoption of this ASU is not expected to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHORT TERM INVESTMENT

As of December 31, 2024 and 2023, the Company’s short term investment amounted to $18,535,354 and $2,818,068, respectively. During the year ended December 31, 2024, the Company purchased bank management products in a total amount of $18,552,747 (RMB133,500,000). As of December 31, 2024, the fair value of the Company’s bank management products was $18,535,354(RMB135,295,111).

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the years ended December 31,
	2024		2023
Major customers representing more than 10% of the Company’s revenues
Company A	$11,908,185	14.19%	$13,533,592	14.98%
Company B	10,021,669	11.94%	10,618,083	11.75%
Total Revenue	$21,929,854	26.13%	$24,151,675	26.73%

	As of
	December 31, 2024		December 31, 2023
Major customers of the Company’s accounts receivable, net
Company A	2,018,589	12.78%	1,370,447	7.90%
Company B	1,631,916	10.33%	2,143,828	12.36%
Company C	1,008,343	6.38%	1,415,116	8.16%
Company D	985,379	6.24%	294,088	1.69%
Company E	861,405	5.45%	700,693	4.04%
Company F	719,503	4.55%	1,582,994	9.12%
Company G	557,784	3.53%	191,626	1.10%
Company H	546,310	3.46%	746,874	4.30%
Company I	502,833	3.18%	1,192,684	6.87%
Total	$8,832,062	55.90%	$9,638,350	55.54%

Accounts receivable from the Company’s major customers accounted for 55.90% and 55.54% of total accounts receivable balances as of December 31, 2024 and December 31, 2023, respectively.

There was no supplier representing more than 10% of the Company’s total purchases for the years ended December 31, 2024 and 2023, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	December 31, 2024	December 31, 2023
Accounts receivable	$15,796,423	$17,351,398
Less: allowance for expected credit losses	-	(867,865)
Accounts receivable, net	$15,796,423	$16,483,533

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE (CONTINUED)

Changes in the allowance for expected credit losses are as follows:

	As of
	December 31, 2024	December 31, 2023
Beginning balance	$867,865	$762,325
Additional provision charged to expense	-	127,646
Reversal of provision charged to expense	(856,311)	-
Effect of foreign exchange change	(11,554)	(22,106)
Ending balance	$-	$867,865

NOTE 6 – INVENTORIES, NET

As of December 31, 2024 and 2023, inventories consisted of the following

	As of
	December 31, 2024	December 31, 2023
Raw materials	$9,686,506	$9,337,110
Revolving material	1,096,125	1,143,558
Consigned processing material	27,998	60,754
Work-in-progress	1,739,535	2,501,368
Finished goods	11,369,347	12,192,937
Less: inventory impairment	(541,421)	(638,932)
Inventories, net	$23,378,090	$24,596,795

Changes in the inventory reserves are as follows:

	As of
	December 31, 2024	December 31, 2023
Beginning balance	$638,932	$375,846
(Carry forward) inventory write-downs	(88,966)	271,233
Effect of foreign exchange change	(8,545)	(8,147)
Ending balance	$541,421	$638,932

NOTE 7 – NOTES RECEIVABLE

	As of
	December 31, 2024	December 31, 2023
Bank notes receivable:	$21,377,522	$27,135,249
Commercial notes receivable	1,359,178	-
Total	$22,736,700	$27,135,249

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to nine months from the date of issuance. As of December 31, 2024, the Company pledged notes receivable for an aggregate amount of $13.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $12.86 million. As of December 31, 2023, the Company pledged notes receivable for an aggregate amount of $21.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $19.35 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the years ended December 31, 2024 and 2023, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a)	As of December 31, 2024 and 2023, property, plant and equipment consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Buildings	$11,132,258	$11,444,906
Machinery	22,220,209	20,974,546
Motor vehicles	327,514	336,541
Electronic equipment	242,630	246,207
Total property plant and equipment, at cost	33,922,611	33,002,200

Less: accumulated depreciation	(20,787,963)	(19,325,844)
Property, plant and equipment, net	$13,134,648	$13,676,356
Construction in process	5,886	22,641
Total	$13,140,534	$13,698,997

For the years ended December 31, 2024 and 2023, depreciation expense amounted to $2.06 million and $2.03 million, respectively, of which $1.27 million and $1.18 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

For the years ended December 31, 2024 and 2023, $0.39 million and nil of construction in progress were converted into property, plant and equipment. As of December 31, 2024, the machinery and equipment currently under construction in progress will be completed within one year.

NOTE 9 – LAND USE RIGHTS, NET

Land use rights consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Land use rights, cost	$4,215,007	$4,333,386
Less: Accumulated amortization	(945,008)	(884,881)
Land use rights, net	$3,269,999	$3,448,505

Estimated future amortization expense is as follows as of December 31, 2024:

Years ending December 31,	Amortization expense
2025	$85,514
2026	85,514
2027	85,514
2028	85,514
2029	85,514
Thereafter	2,842,429
Total	$3,269,999

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of December 31, 2024 and 2023, fixed deposit consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Three-year bank deposit	$4,130,514	$9,916,308
Total	$4,130,514	$9,916,308

All fixed deposit were deposited in local banks in the PRC and the deposit term is three years. Fixed deposits will expire in 2026.

NOTE 11 – NOTES PAYABLE

	As of
	December 31, 2024	December 31, 2023
Bank acceptance notes	$19,366,241	$36,712,562
Total	$19,366,241	$36,712,562

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $1.95 million and $5.21 million of restricted cash and $13.85 million and $21.85 million of notes receivable as of December 31, 2024 and 2023, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	December 31, 2024	December 31, 2023
Procurement of Materials	$22,804,612	$25,011,515
Infrastructure& Equipment	209,899	43,530
Freight fee	88,433	217,483
Total	$23,102,944	$25,272,528

NOTE 13 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	December 31, 2024	December 31, 2023
Collateralized bank loans	$-	$2,760,602
Unsecured bank loans	-	281,694
Total	$-	$3,042,296

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

All short-term bank loans were obtained from local banks in the PRC and are repayable within one year. As of December 31, 2024, all bank loans were repaid in full at maturity and the Company had no guarantees.

The average annual interest rate of the short-term bank loans was 3.12% and 3.56% for the years ended December 31, 2024 and 2023, respectively. The Company was in compliance with its financial covenants as of December 31, 2024 and 2023.

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	December 31, 2024	December 31, 2023
Employee payables	1,049,994	807,615
Other tax payables	272,632	507,464
Other payable*	834,753	305,443
Accrued expenses	177,566	177,566
Accrued after-sales service fee	1,650,063	483,419
Total	$3,985,008	$2,281,507

*	Other payables mainly consist of utility expenses, consulting fee and a third-party loan. As of December 31, 2024, other payables included an unsecured third-party loan amounting to $300,000, bearing an annual interest rate of 15% and will maturing on March 31, 2025. The loan was originated on December 26, 2024.

NOTE 15 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	December 31, 2024	December 31, 2023
Subsidy	1,263,180	1,529,831
Total	$1,263,180	$1,529,831

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of December 31, 2024, grant income decreased by $0.27 million, as compared to December 31, 2023. The change was mainly due to timing of incurring qualifying expenses.

NOTE 16 – LEASES

The Company leases its assembly site under operating leases, with initial terms of 5.58 years. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LEASES (CONTINUED)

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows:

	As of
	December 31, 2024	December 31, 2023
Assets:
Right-of-use assets	$1,624,290	$2,125,542
Liabilities:
Lease liabilities	$516,673	$487,695
Lease liabilities	1,167,941	1,684,614
Total operating lease liabilities	$1,684,614	$2,172,309
Lease term and discount rate
Weighted average remaining lease term (in years)	2.92	2.09
Weighted average discount rate	4.36	4.5

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the years ended December 31,
	2024	2023
Components of lease expense:
Operating lease expense	$419,315	$668,609
Total lease expense	$419,315	$668,609

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2024:

For the years ending December 31,	Operating Leases
2025	$589,269
2026	606,352
2027	624,037
Total lease payments	$1,819,658
Less: imputed interest	(135,044)
Present value of lease liabilities	1,684,614

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	December 31, 2024	December 31, 2023

Share price	$1.94	$2.79
Exercise price	$4.49	$4.49
Expected term (years)	1.54	2.04
Risk-free interest rate	4.2%	4.2%
Expected volatility	100.00%	80.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	December 31, 2024	December 31, 2023
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$2,338,223	$4,084,605

The fair value of the warrants was classified as a liability of $4,084,605 as of December 31, 2023. For the year ended December 31, 2024, the Company recognized a gain of $1,746,382 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $2,338,223 for the investor warrant, collectively, as of December 31, 2024.

NOTE 18 – SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of December 31, 2024 and December 31, 2023, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares with no par value each. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2024 and December 31, 2023, there were 13,594,530 ordinary shares issued and outstanding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants — Redeemable warrants sold as part of the units in the Company’s initial public offering, or the Public Warrants (together with the Private Warrants (as defined below), the “Warrants”) may only be exercised for a whole number of shares. No fractional shares were issued upon exercise of the Public Warrants. The Public Warrants were exercisable from October 24, 2019 to October 24, 2024, a total of five years from the consummation of the Business Combination.

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

As of December 31, 2024, there were no warrants outstanding.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – EARNINGS PER SHARE (CONTINUED)

The following is a reconciliation of the basic and diluted earnings per share computation:

	Year ended December 31,
	2024	2023
Net income (loss) attributable to the Greenland Technologies Holding Corporation and subsidiaries	$14,066,972	$(15,879,116)
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	13,594,530	13,229,978
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	13,594,530	13,229,978
Basic and diluted net income (loss) per share	$1.03	$(1.20)

For the years ended December 31, 2024 and 2023, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 20 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the years ended December 31, 2024 and 2023 are as follows:

	For the years ended December 31,
	2024	2023
Domestic Sales	$82,249,656	$89,649,354
International Sales	1,695,005	683,886
Total	$83,944,661	$90,333,240

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

For the years ended December 31, 2024 and 2023, the components of income tax expense consist of the following:

	For the years ended December 31,
	2024	2023
Current income tax	$1,692,244	$1,757,948
Deferred income tax	(179,486)	(49,686)
Total Income tax	$1,512,758	$1,708,262

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the years ended December 31,
	2024	2023
PRC statutory income tax rates*	25.00%	25.00%
Permanent difference	-%	(0.06)%
Super deduction on eligible R&D expenditure	(3.76)%	3.98%
“High-tech enterprise” tax deduction	(10.67)%	7.50%
Effect of different tax jurisdiction	(1.20)%	(13.29)%
Effect of adjusting income tax for prior periods	(0.62)%	-%
Effect of internal withholding of income tax and internal offsetting	-	(1.85)%
Change in valuation allowance	0.33%	(28.61)%
Actual income tax rate	9.08%	(7.33)%

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

Deferred tax assets consist of the following:

	As of
	December 31, 2024	December 31, 2023
Allowance	$39,236	$5,870,437
Accrued expense	387,249	72,512
Net operating losses carried forward in the PRC	278,989	234,833
Net operating losses carried forward in the U.S.	1,858,265	1,488,696
Net operating losses carried forward in the HK	150,280	153,317
Totals	2,714,019	7,819,795
Less: Valuation allowance	(2,287,534)	(7,563,239)
Deferred tax assets, net	$426,485	$256,556

The Company has recorded nil unrecognized benefit as of December 31, 2024 and December 31, 2023, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has leased premises for its assembly site under non-cancellable operating leases since June 2022. See further discussion in NOTE 16 – LEASES.

Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating and financing leases as of December 31, 2024:

For the year ending December 31,	Operating Leases
2025	$15,706
Total lease payments	$15,706

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – RELATED PARTY TRANSACTIONS

(a)	Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Controlling shareholder of the Company
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger of Zhejiang Zhongchai

(b)	Summary of Balances with Related Parties:

	As of
	December 31, 2024	December 31, 2023
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$2,534	$2,606
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,392,961	2,392,961
Xinchang County Jiuhe Investment Management Partnership (LP)[5]	5,205,979	-
Total	$9,037,543	$3,831,636

All balances of due to related parties as of December 31, 2024 and 2023 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of December 31, 2024 and December 31, 2023 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

5	Total dividend payment of $4.7 million declared by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) and refund by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) of $5.85 million due to its termination of investment in Zhejiang Zhongchai. As of December 31, 2024, the balance was $5.21 million.

	As of
	December 31,	December 31,
	2024	2023
Due from related parties-current, net:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	235,497	225,927
Total	$235,497	$225,927

The balance of due from related parties as of December 31, 2024 and December 31, 2023 consisted of:

Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.24 million and $0.23 million as of December 31, 2024 and December 31, 2023, respectively. The receivable was a loan with annual interest rate of 4.785%.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the years ended December 31, 2024 and 2023 are listed below:

	For the years ended December 31,
	2024	2023
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	-	208,524
Xinchang County Jiuhe Investment Management Partnership (LP)	5,934,100	495,071

NOTE 24 –FINANCIAL STATEMENT RECLASSIFICATION

Certain balances in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current period consolidated financial statements. These reclassifications had no effect on the reported results of operations or financial position.

NOTE 25 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is March 26, 2025. All subsequent events requiring recognition as of December 31, 2024 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

As of December 31, 2024, the end of the fiscal year covered by this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weakness in internal controls over financial reporting as described below. Greenland’s management anticipates that the Company’s disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

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

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation on the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under this framework, Greenland’s management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weakness:

●	The lack of sufficient and competent financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements.

Based on the above factors, management concluded that our insufficient knowledge of U.S. GAAP and SEC rules represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2024.

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions. To strengthen the Company’s internal control over financial reporting, the Company expects to implement the following remedial actions during fiscal year ending December 31, 2025:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Peter Zuguang Wang(5)	70	Chairman of the Board of Directors
Raymond Z. Wang	41	Chief Executive Officer and President
Jing Jin	41	Chief Financial Officer
Ming Zhao(1)(4)	48	Independent Director
Charles Athle Nelson(1)(2)(3)(4)	72	Independent Director
Zheng He(2)(3)(4)	56	Independent Director
Frank Shen(1)(2)(3)(5)	55	Independent Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)	Class I director

(5)	Class II director

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

Mr. Charles Athle Nelson has served as our independent director since December 2020. Mr. Nelson has been active in the capital markets for the past 35 years. He began his financial career as a market representative with American International Group and in 1979 joined Dean Witter Reynolds as a Financial Advisor, working with high net worth and institutional clients. In 1980, he joined Drexel Burnham and Lambert, and subsequently, at Ladenberg, Thalmann and then at Auerbach Pollack and Richardson originated equity and investment banking transactions. Over the last 20 years, Mr. Nelson has been involved with financing companies in the fintech, healthcare and bio-pharma spaces through private equity and public financing including listings on the Nasdaq and the NYSE. Mr. Nelson holds a bachelor’s degree in arts from Villanova University and an MBA from Rutgers University.

Mr. Zheng He has served as our director since December 2024. Since April 2018, Mr. Zheng He has served as the vice precedent of Hengyuan Technology Group in China, responsible for overseeing the company’s asset management practices, mergers and acquisitions, and project investments. Currently, Mr. Zheng He also serves as the director of Jiangsu Tuniu New Energy Co., Ltd. and Hangzhou Zhaoheng Intelligent Vehicles Co., Ltd., companies specializing in the manufacture and sale of electric vehicles in China. Mr. Zheng He received his bachelor’s degree in Industrial and Civil Architecture from Zhejiang University of Technology in China in 1990, and received his master’s degree in business administration from Zhejiang University in China in 1999.

Mr. Frank Shen has served as our independent director since December 2020. Mr. Shen has more than 20 years of research and development and operation experience in telecommunication and networking technology. Since March 2013, Mr. Shen has served as an engineer at Mitel Networks, a well-known telecommunications company. Mr. Shen received his bachelor’s degree in electrical & computer engineering in 1991 and his master of telecommunication from Zhejiang University.

Board Diversity Matrix

Board Diversity Matrix as of December 31, 2024
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

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Mr. Ming Zhao, Mr. Charles Athle Nelson, Mr. Zheng He and Mr. Frank Shen are “independent directors” as defined under Rule 5605(a) (2) of the Nasdaq Listing Rules.

Our board of directors also determined that Mr. Ming Zhao, Mr. Charles Athle Nelson, and Mr. Frank Shen, who comprise our audit committee, and Mr. Zheng He, Mr. Charles Athle Nelson and Mr. Frank Shen, who comprise our compensation committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our share capital by each non-employee director.

Number and Terms of Office of Officers and Directors

The directors of the board of directors consist of two classes, being the class I directors (the “Class I Directors”) and the class II directors (the “Class II Directors”). The term of office of the first class of directors, consisting of Mr. Ming Zhao, Mr. Charles Athle Nelson, and Mr. Zheng He, will expire at the annual general meeting in 2026. The term of office of the second class of directors, consisting of Mr. Peter Zuguang Wang and Mr. Frank Shen, will expire at the annual general meeting in 2025. Directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting following their election. Except as the BVI Business Companies Act, 2004 (the “Act”) or any applicable law may otherwise require, in the interim between an annual general meeting, or general meeting called for the election of directors, and the removal of one or more directors, any vacancy on the board of directors may be filled by the majority vote of the remaining directors.

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

Board Meetings

Our board of directors held one meeting during the fiscal year ended December 31, 2024. All directors attended the meeting of the board of directors.

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

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Ming Zhao qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Subject to the requirement of law or the Nasdaq listing rules, we have established a compensation committee of the board of directors. The members of our compensation committee are Mr. Zheng He, Mr. Frank Shen and Mr. Charles Athle Nelson. Mr. Charles Athle Nelson serves as chairman of the compensation committee. The Company’s compensation committee will be responsible for, among other things:

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

Nominating and Corporate Governance Committee

Subject to the requirement of law or the Nasdaq listing rules, we have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Mr. Zheng He, Mr. Frank Shen and Mr. Charles Athle Nelson. Mr. Frank Shen serves as chairman of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Raymond Z. Wang,	2024	200,000							200,000
Chief Executive Officer and President(1)	2023	200,000	-	-	-	-	-	-	200,000

Jing Jin,	2024	200,000							200,000
Chief Financial Officer(2)	2023	200,000	-	-	-	-	-	-	200,000

(1)	Mr. Wang has served as the Chief Executive Officer and President of the Company since October 24, 2019.

(2)	Mr. Jin has served as the Chief Financial Officer of the Company since October 24, 2019.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercise and Stock Vested Table

In the fiscal year ended December 31, 2024, there was no exercise of share options, share appreciation rights or similar instruments, or vesting of shares, including restricted shares, restricted share units and similar instruments by our executive officers.

Pension Benefits

We do not offer our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

We do not pay our directors in connection with attending individual board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. In addition to reimbursement for reasonable expenses incurred in connection with serving on the board of directors, we paid our directors who served during the fiscal year ended December 31, 2024 compensation as follows:

Director Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Zuguang Wang	-	-	-	-	-	-	-
Ming Zhao	-	-	-	-	-	-	-
Charles Athle Nelson	-	-	-	-	-	-	-
Everett Xiaolin Wang	-	-	-	-	-	-	-
Frank Shen	-	-	-	-	-	-	-
Zheng He	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the beneficial ownership of our ordinary shares by:

●	each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;

●	each of our directors, persons chosen to become a director and named executive officers; and

●	our directors and named executive officers as a group.

The numbers of ordinary shares outstanding and the percentage of beneficial ownership are based on 13,594,530 ordinary shares issued and outstanding as of March 26, 2025. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days. These securities, however, are not included in the computation of the percentage ownership of any other person. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about ordinary shares that may be issued under our exiting equity compensation plans as of December 31, 2024.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	3,799,696	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—

(1)	Includes 997,300 ordinary shares available for future issuance under the 2020 Equity Incentive Plan and 2,802,396 ordinary shares available for future issuance under the 2021 Share Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Controlling shareholder of the Company
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger of Zhejiang Zhongchai

(b) Summary of Balances with Related Parties :

	As of
	December 31, 2024	December 31, 2023
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$2,534	$2,606
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,392,961	2,392,961
Xinchang County Jiuhe Investment Management Partnership (LP)[5]	5,205,979	-
Total	$9,037,543	$3,831,636

All balances of due to related parties as of December 31, 2024 and 2023 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of December 31, 2024 and December 31, 2023 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

5	Total dividend payment of $4.7 million declared by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) and refund by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) of $5.85 million due to its termination of investment in Zhejiang Zhongchai. As of December 31, 2024, the balance was $5.21 million.

	As of
	December 31,	December 31,
	2024	2023
Due from related parties-current, net:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	235,497	225,927
Total	$235,497	$225,927

The balance of due from related parties as of December 31, 2024 and December 31, 2023 consisted of:

Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.24 million and $0.23 million as of December 31, 2024 and December 31, 2023, respectively. The receivable was a loan to the related party with annual interest rate of 4.785%.

(c) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the years ended December 31, 2024 and 2023 are listed below:

	For the years ended December 31,
	2024	2023
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	-	208,524
Xinchang County Jiuhe Investment Management Partnership (LP)	5,934,100	495,071

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” for details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms during fiscal years ended December 31, 2024 and 2023:

Enrome LLP

	Year ended December 31, 2024	Year ended December 31, 2023

Audit Fees (1)	$280,000	$-
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$280,000	$-

WWC, P.C.

	Year ended December 31, 2024	Year ended December 31, 2023

Audit Fees (1)	$-	$275,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$-	$275,000

(1)	Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

(3)	Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning.

(4)	All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy

Pursuant to audit committee charter, our audit committee has approved in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Exhibit Description
3.1	Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.2	Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.2 to the registration statement on Form S-1 (File Number: 333-226001), as amended, initially filed with the Securities and Exchange Commission on June 29, 2018)
3.3	Second Amended and Restated Articles of Association (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on July 30, 2018)
3.4	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019 (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on October 30, 2019)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the annual report on Form 10-K (File Number: 001-38605), as amended, initially filed with the Securities and Exchange Commission on April 3, 2020)
10.1	Registration Rights Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.2	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of the Company, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.3	Employment Agreement, dated October 24, 2019 by and between the Company and Raymond Z. Wang ((incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.4	Employment Agreement, dated October 24, 2019 by and between the Company and Jing Jin (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.5	Extension Agreement entered into by and between the Company and Cenntro Holdings Limited dated November 21, 2020 (incorporated herein by reference to Exhibit 10.1 to the periodic report on Form 10-Q (File Number: 001-38605) filed with the Securities and Exchange Commission on November 23, 2020)
10.6*	Lease Agreement dated April 1, 2021 by and between SFA 50 Millstone Road, LLC and Greenland Technologies Corp., as amended

10.7	At the Market Offering Agreement by and between Greenland Technologies Holding Corporation and H.C. Wainwright & Co., LLC, dated November 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on November 22, 2021)
10.8*	Product Purchase Agreement among Longgong (Jiangxi) Machinery Co., Ltd., Longgang (Shanghai) Forklift Co., Ltd., and Zhejiang Zhognchai Machinery CO., Ltd., dated June 1, 2024
14.1	Form of Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
21.1	Subsidiaries of the Registrant(incorporated herein by reference to Exhibit 21.1 to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on April 16, 2024)
23.1*	Consent of WWC P.C., independent registered public accounting firm
23.2*	Consent of Enrome LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy of the Registrant (incorporated herein by reference to Exhibit 97.1 to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on April 16, 2024)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

By:	/s/ Raymond Z. Wang
Name:	Raymond Z. Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Raymond Z. Wang	Chief Executive Officer and President	March 26, 2025
Raymond Z. Wang	(Principal Executive Officer)

/s/ Jing Jin	Chief Financial Officer and Corporate Secretary	March 26, 2025
Jing Jin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Zuguang Wang	Chairman of the Board and Director	March 26, 2025
Peter Zuguang Wang

/s/ Zheng He	Director	March 26, 2025
Zheng He

/s/ Ming Zhao	Director	March 26, 2025
Ming Zhao

/s/ Charles Athle Nelson	Director	March 26, 2025
Charles Athle Nelson

/s/ Frank Shen	Director	March 26, 2025
Frank Shen