Form 10-Q
period 2025-03-31
Greenland Technologies Holding Corp.
filed 2025-05-15
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 15, 2025, there were 17,394,226 ordinary shares of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

PAGE	F-7-F-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(IN U.S. DOLLARS)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$5,403,254	$6,659,142
Restricted cash	2,143,594	1,952,653
Short Term Investment	14,758,761	18,535,354
Notes receivable	20,681,710	22,736,700
Accounts receivable, net	21,424,889	15,796,423
Inventories, net	23,944,050	23,378,090
Due from related parties-current, net	1,237,831	235,497
Advance to suppliers	1,927,020	1,810,157
Prepayments and other current assets	1,946,771	1,542,743
Total Current Assets	$93,467,880	$92,646,759

Non-current asset
Property, plant, equipment and construction in progress, net	12,758,311	13,140,534
Land use rights, net	3,267,997	3,269,999
Intangible assets	66,729	89,959
Deferred tax assets	428,989	426,485
Right-of-use assets	1,540,415	1,624,290
Fixed deposit	6,932,149	4,130,514
Other non-current assets	187,127	247,655
Total non-current assets	$25,181,717	$22,929,436
TOTAL ASSETS	$118,649,597	$115,576,195

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024 (Continued)

(IN U.S. DOLLARS)

	March 31,	December 31,
	2025	2024

Current Liabilities
Notes payable-bank acceptance notes	$18,901,153	$19,366,241
Accounts payable	29,300,324	23,102,944
Taxes payables	1,476,209	1,200,681
Customer deposits	399,088	328,873
Due to related parties	3,831,580	9,037,543
Other current liabilities	1,746,387	3,985,008
Lease liabilities	527,361	516,673
Total current liabilities	$56,182,102	$57,537,963

Non-current liabilities
Lease liabilities	1,032,918	1,167,941
Deferred revenue	1,214,050	1,263,180
Warrant liability	2,128,929	2,338,223
Total non-current liabilities	$4,375,897	$4,769,344
TOTAL LIABILITIES	$60,557,999	$62,307,307

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 13,594,530 and 13,594,530 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	-	-
Additional paid-in capital	27,470,361	27,470,361
Statutory reserves	3,842,331	3,842,331
Retained earnings	36,605,888	32,602,105
Accumulated other comprehensive loss	(3,294,964)	(3,707,100)
Total shareholders’ equity	$64,623,616	$60,207,697
Non-controlling interest	(6,532,018)	(6,938,809)
TOTAL SHAREHOLDERS’ EQUITY	$58,091,598	$53,268,888

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,649,597	$115,576,195

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2025	2024
Revenues	$21,677,564	$22,723,591
Cost of goods sold	15,016,614	17,076,522
Gross profit	6,660,950	5,647,069
Selling expenses	331,809	549,496
General and administrative expenses	1,438,988	2,183,429
Research and development expenses	81,457	987,724
Total operating expenses	$1,852,254	$3,720,649
INCOME FROM OPERATIONS	$4,808,696	$1,926,420
Interest income	141,040	169,213
Interest expense	-	(43,840)
Change in fair value of the warrant liability	209,294	1,035,306
Other income	282,081	296,148
INCOME BEFORE INCOME TAX	$5,441,111	$3,383,247
INCOME TAX EXPENSE (BENEFIT)	878,275	(186,001)
NET INCOME	$4,562,836	$3,569,248
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	559,053	1,067,045
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$4,003,783	$2,502,203
OTHER COMPREHENSIVE INCOME (LOSS):	448,096	(908,762)
Unrealized foreign currency translation income (loss) attributable to Greenland Technologies Holding Corporation and subsidiaries	412,136	(653,808)
Unrealized foreign currency translation income (loss) attributable to non-controlling interest	35,960	(254,954)
Total comprehensive income attributable to Greenland technologies holding corporation and subsidiaries	4,415,919	1,848,395
Total comprehensive income attributable to noncontrolling interest	595,013	812,091
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	13,594,530	13,594,530
Basic and diluted	0.29	0.18

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-	Total
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling	Shareholders’
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Equity
Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$573,171	$50,653,401
Net income	-	-	-	-	-	2,502,203	1,067,045	3,569,248
Foreign currency translation adjustment	-	-	-	(653,808)	-	-	(254,954)	(908,762)
Balance as of March 31, 2024	13,594,530	-	$30,286,560	$(3,237,602)	3,842,331	$21,037,336	$1,385,262	$53,313,887

Balance as of December 31, 2024	13,594,530	-	$27,470,361	$(3,707,100)	3,842,331	$32,602,105	$(6,938,809)	$53,268,888
Net income	-	-	-	-	-	4,003,783	559,053	4,562,836
Dividend	-	-	-	-	-	-	(188,222)	(188,222)
Foreign currency translation adjustment	-	-	-	412,136	-	-	35,960	448,096
Balance as of March 31, 2025	13,594,530	-	$27,470,361	$(3,294,964)	3,842,331	$36,605,888	$(6,532,018)	$58,091,598

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,562,836	$3,569,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	517,134	589,841
Amortization of deferred subsidy	(56,420)	(57,081)
Increase in allowance for credit losses	-	570,841
Decrease in provision for inventories	-	(120,540)
Change in fair value of warrant liability	(209,294)	(1,035,306)
Deferred tax assets	-	(186,001)
Non-cash lease expenses	162,361	158,643
Accrued interest income derived from loan to related parties	(2,334)	(2,385)
Accrued expense	(2,591,067)	789,706
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(5,528,940)	(5,543,704)
Notes receivable	2,183,620	(5,466,894)
Inventories	(437,598)	(414,082)
Advance to suppliers	(116,320)	(320,644)
Other current and noncurrent assets	1,454,809	(6,121,868)
Increase (Decrease) In:
Accounts payable	6,056,496	6,020,879
Customer deposits	69,072	205,041
Other current liabilities	340,195	(905,069)
Income tax payable	267,885	-
Due to related parties	(5,224,948)	-
Lease liabilities	(202,821)	(152,955)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,244,666	$(8,422,330)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment	$(14,371)	$(1,185,032)
Loan lent to third parties	(687,493)	(695,555)
NET CASH USED IN INVESTING ACTIVITIES	$(701,864)	$(1,880,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$-	$5,564,443
Repayments of short-term bank loans	-	(278,222)
Notes payable	(577,494)	(2,946,199)
Dividend paid	(188,222)	-
Repayment of loans from related parties	(1,000,000)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(1,765,716)	$2,340,022
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(1,222,914)	$(7,962,895)
Effect of exchange rate changes on cash	157,967	(391,202)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	8,611,795	28,189,387
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,546,848	$19,835,290
Bank balances and cash	5,403,254	15,985,073
Bank balances and cash included in assets classified as restricted cash	2,143,594	3,850,217

Supplemental Disclosure of Cash Flow Information
Income taxes paid	997,153	181,149
Interest paid	-	27,858

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the three months ended March 31, 2025 and 2024, Greenland sold an aggregate of 38,734 and 41,866 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp., to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. These products are available for purchase in the United States (“U.S.”) market. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, the largest lithium battery powered electric wheel loader commercially available in North America.

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

The Company’s Shareholders

As of March 31, 2025, Cenntro Holding Limited owned 45.69% of Greenland’s outstanding ordinary shares. Cenntro Holding Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the indirect wholly owned subsidiary of the Company, owns 89.47% of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), 100% of Hangzhou Greenland Energy Technologies Co., Ltd Co., Ltd (“Hangzhou Greenland”) and 62.5% of Hengyu Capital, Ltd. (“Hengyu Capital”). HEVI is a wholly owned subsidiary of Greenland. Greenland Holding Enterprises Inc. is a wholly owned subsidiary of Greenland, which holds 100% of the equity interests in Zhongchai Holding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. On November 25, 2024, Jiuhe withdrew its investment in Zhejiang Zhongchai. As a result, the equity interests in Zhejiang Zhongchai was redistributed between Zhongchai Holding and Jiuxin. As of March 31, 2025, Zhongchai Holding owned approximately 89.47% of the equity interests and Jiuxin owned approximately 10.53% of the equity interests.

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

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of March 31, 2025, are as follows:

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2025 and 2024 include allowance for expected credit losses, reserve for inventories, fair value of warrant liability, useful life of property, plant and equipment, assumptions used in assessing impairment of long-term assets, estimates used in accounting for leases in accordance with FASB ASC 842, Leases and valuation of deferred tax assets and accruals for taxes due.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows

	As of
	March 31, 2025	December 31, 2024
Period end RMB: US$ exchange rate	7.2567	7.2993

	For the three months ended March 31,
	2025	2024
Period average RMB: US$ exchange rate	7.2728	7.1885

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

The Company’s financial assets and liabilities, which include financial instruments as defined by FASB ASC 820, include cash, cash equivalents and restricted cash, short term investment, accounts receivable, notes receivables, due from related party, fixed deposit, short term bank loans, accounts payable, other payable, notes payable and warrant liability. As of March 31, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, notes receivables, notes payables and accounts payable were approximation of their fair value due to the short-term nature. As of March 31, 2025 and December 31, 2024, fixed deposits and bank loans were measured at amortized cost.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$14,758,761	-	-	$14,758,761
Warrants liability	-	2,128,929	-	2,128,929

Total	$14,758,761	2,128,929	-	$16,887,690

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $1.93 million and $1.81 million as of March 31, 2025 and December 31, 2024, respectively.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the three months ended March 31, 2025 and 2024.

Operating leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which is effective for annual reporting periods (including interim periods) beginning after December 15, 2018. The Company adopted the Topic 842 on January 1, 2020 using a modified retrospective approach reflecting the application of the standard to leases existing at, or entered after, the beginning of the earliest comparative period presented in the consolidated financial statements.

The Company, through its subsidiary, leases its assembly site, which are classified as operating leases in accordance with Topic 842. Operating leases are required to be recorded on the balance sheet as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any expired or existing leases as of the adoption date. The Company elected the short-term lease exemption for the lease terms that are 12 months or less.

At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term and had no finance leases for any of the periods stated herein.

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liabilities adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of March 31, 2025 and December 31, 2024.

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

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the three months ended March 31, 2025 and 2024. The total sales return amount accounted for around 0.06% and 0.06% of the total revenue of Greenland for the three months ended March 31, 2025 and 2024.The total warrants expenditures amount accounted for around 0.41% and 0.44% of the total revenue of Greenland for the three months ended March 31, 2025 and 2024.

The following table sets forth disaggregation of revenue:

	For the three months ended March 31,
	2025	2024
Major Product
Transmission boxes for Forklift	$20,929,412	$21,774,394
Transmission boxes for Non-Forklift (EV, etc.)	748,152	949,197
Total	$21,677,564	$22,723,591

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $0.08 million and $0.99 million for the three months ended March 31, 2025 and 2024, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.21 million and $1.26 million as of March 31, 2025 and December 31, 2024, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2025 and December 31, 2024, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2025 and December 31, 2024. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2025 and December 31, 2024.

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

The Company places its cash with financial institutions in the PRC and the U.S. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (USD 70,000) per bank. As of March 31, 2025 and December 31, 2024, the Company’s bank account balance in the PRC was $13,175,695 and $12,023,850, respectively, exceeding PRC deposit insurance of RMB 500,000 (USD 70,000) as of each year end. To date, the Company has not experienced any losses in such accounts.

The Company’s bank deposits in the U.S. are insured to the maximum extent permitted by the Deposit Insurance Fund in the U.S. Dodd-Frank permanently increased the maximum amount of deposit insurance to $250,000 per depositor, per insured institution for each account ownership category. Federal Deposit Insurance Corporation (“FDIC”) insurance is backed by the full faith and credit of the United States government. As of March 31, 2025 and December 31, 2024, the Company’s bank account balance in the United States was nil and nil, respectively, not exceeding FDIC insurance of $250,000 as of each year end. To date, the Company has not experienced any losses in such accounts.

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

NOTE 3 – SHORT TERM INVESTMENT

As of March 31, 2025 and December 31, 2024, the Company’s short term investment amounted to $14,758,761 and $18,535,354, respectively. During the three months ended March 31, 2025, the Company purchased bank management products in a total amount of $14,396,106 (RMB104,700,000). As of March 31, 2025, the fair value of the Company’s bank management products was $14,758,761(RMB107,099,903).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the three months ended March 31,
	2025		2024
Major customers representing more than 10% of the Company’s revenues
Company A	$3,852,468	17.77%	$3,214,771	14.15%
Company B	2,054,877	9.48%	2,540,367	11.18
Total Revenues	$5,907,345	27.25%	$5,755,138	25.33%

	As of
	March 31, 2025		December 31, 2024
Major customers of the Company’s accounts receivable, net
Company A	2,995,057	13.98%	2,018,589	12.78%
Company B	1,753,426	8.18%	1,631,916	10.33%
Company C	1,390,906	6.49%	861,405	5.45%
Company D	1,257,623	5.87%	557,784	3.53%
Company E	1,104,968	5.16%	292,779	1.85%
Company F	828,682	3.87%	985,379	6.24%
Total	$9,330,662	43.55%	$8,832,062	40.18%

Accounts receivable from the Company’s major customers accounted for 43.55% and 40.18% of total accounts receivable balances as of March 31, 2025 and December 31, 2024, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	March 31, 2025	December 31, 2024
Accounts receivable	$21,424,889	$15,796,423
Less: allowance for expected credit losses	-	-
Accounts receivable, net	$21,424,889	$15,796,423

Changes in the allowance for expected credit losses are as follows:

	As of
	March 31, 2025	December 31, 2024
Beginning balance	$-	$867,865
Reversal of provision charged to expense	-	(856,311
Effect of foreign exchange change	-	(11,554)
Ending balance	$-	$-

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of March 31, 2025 and December 31, 2024, inventories consisted of the following

	As of
	March 31, 2025	December 31, 2024
Raw materials	$9,549,408	$9,686,506
Revolving material	1,103,470	1,096,125
Consigned processing material	32,829	27,998
Work-in-progress	1,931,573	1,739,535
Finished goods	11,869,725	11,369,347
Less: inventory impairment	(542,955)	(541,421)
Inventories, net	$23,944,050	$23,378,090

Changes in the inventory reserves are as follows:

	As of
	March 31, 2025	December 31, 2024
Beginning balance	$541,421	$638,932
Carry forward	-	(88,966)
Effect of foreign exchange change	1,534	(8,545)
Ending balance	$542,955	$541,421

NOTE 7 – NOTES RECEIVABLE

	As of
	March 31, 2025	December 31, 2024
Bank notes receivable:	$19,005,881	$21,377,522
Commercial notes receivable	1,675,829	1,359,178
Total	$20,681,710	$22,736,700

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to six months from the date of issuance. As of March 31, 2025, the Company pledged notes receivable for an aggregate amount of $12.03 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $7.22 million. As of December 31, 2024, the Company pledged notes receivable for an aggregate amount of $13.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $12.86 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the three months ended March 31, 2025 and 2024, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of March 31, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Buildings	$11,197,609	$11,132,258
Machinery	22,364,064	22,220,209
Motor vehicles	329,401	327,514
Electronic equipment	244,036	242,630
Total property plant and equipment, at cost	34,135,110	33,922,611

Less: accumulated depreciation	(21,382,720)	(20,787,963)
Property, plant and equipment, net	$12,752,390	$13,134,648
Construction in process	5,921	5,886
Total	$12,758,311	$13,140,534

For the three months ended March 31, 2025 and 2024, depreciation expense amounted to $0.47 million and $0.49 million, respectively, of which $0.27 million and $0.30 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the three months ended March 31, 2025 and 2024, nil and $0.02 million of construction-in-progress was converted into property, plant and equipment. As of March 31, 2025, the machinery and equipment currently under construction in progress will be completed within one year.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Land use rights, cost	$4,239,752	$4,215,007
Less: Accumulated amortization	(971,755)	(945,008)
Land use rights, net	$3,267,997	$3,269,999

Estimated future amortization expense is as follows as of March 31, 2025:

Years ending March 31,	Amortization expense
2026	$84,607
2027	84,607
2028	84,607
2029	84,607
2030	84,607
Thereafter	2,844,962
Total	$3,267,997

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of March 31, 2025 and December 31, 2024, fixed deposit consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Three-year bank deposit	$6,932,149	$4,130,514
Total	$6,932,149	$4,130,514

All fixed deposit were deposited in local banks in the PRC and the deposit term is three years. Fixed deposits will expire in 2026.

NOTE 11 – NOTES PAYABLE

	As of
	March 31, 2025	December 31, 2024
Bank acceptance notes	$18,901,153	$19,366,241
Total	$18,901,153	$19,366,241

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $2.14 million and $1.95 million restricted cash, and $12.03 million and $13.85 million notes receivable, as of March 31, 2025 and December 31, 2024, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	March 31, 2025	December 31, 2024
Procurement of Materials	$28,854,043	$22,804,612
Infrastructure& Equipment	260,550	209,899
Freight fee	185,731	88,433
Total	$29,300,324	$23,102,944

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	March 31, 2025	December 31, 2024
Employee payables	118,545	1,049,994
Other tax payables	426,868	272,632
Other payable*	1,023,408	834,753
Accrued expenses	177,566	1,827,629
Total	$1,746,387	$3,985,008

*	Other payables mainly consist of utility expenses, consulting fee and a third-party loan. As of March 31, 2025, other payables included an unsecured third-party loan amounting to $450,000, bearing an annual interest rate of 15% and will maturing at the end of 2025. The loan was originated on December 26, 2024.

NOTE 14 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	March 31, 2025	December 31, 2024
Subsidy	1,214,050	1,263,180
Total	$1,214,050	$1,263,180

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of March 31, 2025, grant income decreased by $0.05 million, as compared to December 31, 2024. The change was mainly due to timing of incurring qualifying expenses.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LEASES

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

Supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024 is as follows:

	As of
	March 31, 2025	December 31, 2024
Assets:
Right-of-use assets	$1,540,415	$1,624,290
Liabilities:
Lease liabilities	$527,361	$516,673
Lease liabilities	1,032,918	1,167,941
Total operating lease liabilities	$1,560,279	$1,684,614
Lease term and discount rate
Weighted average remaining lease term (in years)	2.67	2.92
Weighted average discount rate	4.41	4.36

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the three months ended March 31,
	2025	2024
Components of lease expense:
Operating lease expense	$162,361	$158,643
Total lease expense	$162,361	$158,643

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2025:

For the years ending March 31,	Operating Leases
2026	$593,454
2027	610,684
2028	470,644
Total lease payments	$1,674,782
Less: imputed interest	(114,503)
Present value of lease liabilities	1,560,279

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – WARRANT LIABILITY

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	March 31, 2025	December 31, 2024

Share price	$1.75	$1.94
Exercise price	$4.49	$4.49
Expected term (years)	1.41	1.54
Risk-free interest rate	4.2%	4.2%
Expected volatility	110.00%	100.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	March 31, 2025	December 31, 2024
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$2,128,929	$2,338,223

The fair value of the warrants was classified as a liability of $2,338,223 as of December 31, 2024. For the three months ended March 31, 2025, the Company recognized a gain of $209,294 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $2,128,929 for the investor warrant, collectively, as of March 31, 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of March 31, 2025 and December 31, 2024, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 13,594,530 ordinary shares issued and outstanding.

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

As of March 31, 2025, there were no warrants outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended March 31,
	2025	2024
Net income attributable to Greenland Technologies Holding Corporation and subsidiaries	$4,003,783	$2,502,203
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	13,594,530	13,594,530
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	13,594,530	13,594,530
Basic and diluted net income per share	$0.29	$0.18

For the three months ended March 31, 2025 and 2024, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three months ended March 31, 2025 and 2024 are as follows:

	For three months ended March 31,
	2025	2024
Domestic Sales	$21,184,973	$22,524,060
International Sales	492,591	199,531
Total	$21,677,564	$22,723,591

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the three months ended March 31, 2025 was 16.14%. The effective tax rate for the three months ended March 31, 2025 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the three months ended March 31, 2024 was (5.50)%. The effective tax rate for the three months ended March 31, 2024 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of March 31, 2025 and December 31, 2024, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

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

The following are the aggregate non-cancellable future minimum lease payments under operating leases as of March 31, 2025:

For the years ending March 31,	Operating Leases
2026	$6,216
Total lease payments	$6,216

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger of Zhejiang Zhongchai
Cenntro Inc.	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	March 31, 2025	December 31, 2024
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$2,550	$2,534
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,392,961	2,392,961
Xinchang County Jiuhe Investment Management Partnership (LP)[5]	-	5,205,979
Total	$3,831,580	$9,037,543

All balances of due to related parties as of March 31, 2025 and December 31, 2024 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of March 31, 2025 and December 31, 2024 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

5	Total dividend payment of $4.7 million declared by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) and refund by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) of $5.85 million due to its termination of investment in Zhejiang Zhongchai. As of March 31, 2025, the balance was nil.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	March 31,	December 31,
	2025	2024
Due from related parties-current:
Cenntro Inc.	1,000,000	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	237,831	235,497
Total	$1,237,831	$235,497

The balance of due from related parties as of March 31, 2025 and December 31, 2024 consisted of:

Other receivable from Cenntro Inc. was $1.00 million and nil as of March 31, 2025 and December 31, 2024, respectively. It’s a loan with annual interest rate of 7.5% and will maturing before April 14, 2026.

Other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.24 million and $0.24 million as of March 31, 2025 and December 31, 2024, respectively. It’s a loan with annual interest rate of 4.785%.

(b) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the three months ended March 31, 2025 and 2024 are listed below:

	For the three months ended March 31,
	2025	2024
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	188,222	-

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is May 15, 2025. All subsequent events requiring recognition as of March 31, 2025 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855 except the following:.

On April 2, 2025, Cenntro Holding and Trendway Capital Limited entered into a stock purchase agreement pursuant to which Cenntro Holding sold all 6,211,740 ordinary shares (the "Shares") of the Issuer it owned to Trendway Capital Limited for USD $1.00. The Shares were transferred to Trendway Capital Limited on April 22, 2025. The source of funds for the purchase of Shares was the funds of Trendway Capital Limited.

On April 15, 2025, the Company granted a total of 997,300 shares of restricted ordinary shares to its key employees under the Company’s 2020 Equity Incentive Plan.

On April 15, 2025, the Company granted a total of 2,802,396 shares of restricted ordinary shares to its key employees under the Company’s 2021 Equity Incentive Plan.

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $22.72 million for the three months ended March 31, 2024 to $21.68 million for the three months ended March 31, 2025. The decrease in revenue was primarily the result of a decrease of approximately $0.84 million in the Company’s sales volume of transmission products for the three months ended March 31, 2025. Nevertheless, based on the revenues for the three months ended March 31, 2025 and 2024, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the three months ended March 31, 2025 and 2024, Greenland sold an aggregate of 38,734 and 41,866 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

Results of Operations

For the three months ended March 31, 2025 and 2024

Overview

	For the three months ended March 31
	2025	2024	Change	Variance

Revenues	$21,677,564	$22,723,591	$(1,046,027)	(4.6)%
Cost of Goods Sold	15,016,614	17,076,522	(2,059,908)	(12.1)%
Gross Profit	6,660,950	5,647,069	1,013,881	18.0%
Selling expenses	331,809	549,496	(217,687)	(39.6)%
General and administrative expenses	1,438,988	2,183,429	(744,441)	(34.1)%
Research and development expenses	81,457	987,724	(906,267)	(91.8)%
Total Operating Expenses	1,852,254	3,720,649	(1,868,395)	(50.2)%
Income from operations	4,808,696	1,926,420	2,882,276	149.6%
Interest income	141,040	169,213	(28,173)	(16.6)%
Interest expenses	-	(43,840)	43,840	(100.0)%
Change in fair value of the warrant liability	209,294	1,035,306	(826,012)	(79.8)%
Other income	282,081	296,148	(14,067)	(4.7)%
Income before income tax	5,441,111	3,383,247	2,057,864	60.8%
Income tax expense (benefit)	878,275	(186,001)	1,064,276	(572.2)%
Net income	4,562,836	3,569,248	993,588	27.8%

Components of Results of Operations

	For the three months ended March 31
Component of Results of Operations	2025	2024

Revenues	$21,677,564	$22,723,591
Cost of Goods Sold	15,016,614	17,076,522
Gross Profit	6,660,950	5,647,069
Operating Expenses	1,852,254	3,720,649
Net Income	4,562,836	3,569,248

Revenue

Greenland’s revenue was approximately $21.68 million for the three months ended March 31, 2025, representing a decrease of approximately $1.05 million, or 4.6%, as compared to that of approximately $22.72 million for the three months ended March 31, 2024. The decrease in revenue was primarily the result of a decrease of approximately $0.84 million in the Company’s sales volume of transmission products for the three months ended March 31, 2025. On an RMB basis, our revenue for the three months ended March 31, 2025 decreased by approximately 4.5% as compared to that for the three months ended March 31, 2024.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $15.02 million for the three months ended March 31, 2025, representing a decrease by approximately $2.06 million, or 12.1%, as compared to that of approximately $17.08 million for the three months ended March 31, 2024. Cost of goods sold decreased due to the decrease in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $6.66 million for the three months ended March 31, 2025, representing an increase by approximately $1.01 million, or 18.0%, as compared to that of approximately $5.65 million for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, Greenland’s gross margins were approximately 30.7% and 24.9%, respectively. The increase in gross margins in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.33 million for the three months ended March 31, 2025, representing a decrease of approximately $0.22 million, or 39.6%, as compared to approximately $0.55 million for the three months ended March 31, 2024. The decrease in selling expenses was mainly due to a decrease in the shipping expenses and advertising and marketing expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.44 million for the three months ended March 31, 2025, representing a decrease of approximately $0.74 million, or 34.1%, as compared to that of approximately $2.18 million for the three months ended March 31, 2024. The decrease in general and administrative expenses was mainly due to the decrease of approximately $0.57 million in allowance for credit losses and approximately $0.13 million in consultancy fees for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.08 million for the three months ended March 31, 2025, representing a decrease of approximately $0.91 million, or 91.8%, as compared to that of approximately $0.99 million for the three months ended March 31, 2024. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the three months ended March 31, 2025.

Income from Operations

Income from operations for the three months ended March 31, 2025 was approximately $4.81 million, representing an increase of approximately $2.88 million, as compared to that of approximately $1.93 million for the three months ended March 31, 2024.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.14 million for the three months ended March 31, 2025, representing a decrease of approximately $0.03 million, or 16.6%, as compared to that of approximately $0.17 million for the three months ended March 31, 2024. The decrease in interest income was because less cash was deposited in banks during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Greenland’s interest expenses were nil for the three months ended March 31, 2025, representing a decrease of approximately $0.04 million, or 100.0%, as compared to that of approximately $0.04 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease of our short-term loans for the three months ended March 31, 2025, compared to those for the three months ended March 31, 2024.

Other Income

Greenland’s other income was approximately $0.28 million for the three months ended March 31, 2025, representing a decrease of approximately $0.02 million, or 4.7%, as compared to approximately $0.30 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in grant income for the three months ended March 31, 2025, compared to those for the three months ended March 31, 2024.

Income Taxes

Greenland’s income tax was approximately $0.88 million for the three months ended March 31, 2025, as compared to that of approximately $(0.19) million for the three months ended March 31, 2024.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for the three months ended March 31, 2025 and 2024 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2025.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2025.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2025.

Net Income

Our net income was approximately $4.56 million for the three months ended March 31, 2025, representing an increase of approximately $0.99 million, as compared to that of approximately $3.57 million for the three months ended March 31, 2024.

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

For the three months ended March 31, 2025, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $1.00 million in repayment of loans from related parties, approximately $0.68 million in lend to third parties, and maintained $14.48 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.21 million and $1.26 million as of March 31, 2025 and December 31, 2024, respectively.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of March 31, 2025, Greenland had approximately $5.40 million of cash and cash equivalents, representing a decrease of approximately $1.26 million, or 18.86%, as compared to approximately $6.66 million as of December 31, 2024. The decrease of cash and cash equivalents was mainly due to an increase in accounts receivables and fixed deposit, as compared to that as of December 31, 2024.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of March 31, 2025, Greenland had approximately $2.14 million of restricted cash, representing an increase of approximately $0.19 million, or 9.78%, as compared to that of approximately $1.95 million as of December 31, 2024. The decrease of restricted cash was due to an increase in notes payable collateralized by cash.

Accounts Receivable

As of March 31, 2025, Greenland had approximately $21.42 million of accounts receivables, an increase of approximately $5.63 million, or 35.63%, as compared to approximately $15.80 million as of December 31, 2024. The increase in accounts receivables was due to our slowed-down efforts in receivables collections.

Greenland recorded approximately nil and nil million of allowance for expected credit losses as of March 31, 2025 and December 31, 2024, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $1.24 million and $0.24 million as of March 31, 2025 and December 31, 2024, respectively. The balance of due from related parties as of March 31, 2025 and December 31, 2024 consisted primarily of other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.24 million and $0.24 million as of March 31, 2025 and December 31, 2024, respectively, representing a loan with an annual interest rate of 4.785% and other receivable from Cenntro Inc. was $1.00 million and nil as of March 31, 2025 and December 31, 2024, respectively, representing a loan with an annual interest rate of 7.5% that will mature before April 14, 2026.

Notes Receivable

As of March 31, 2025, Greenland had approximately $20.68 million of notes receivables, which Greenland expects to collect within the next twelve months. The decrease was approximately $2.05 million, or 9.04%, as compared to approximately $22.74 million as of December 31, 2024.

Working Capital

Our working capital was approximately $37.29 million as of March 31, 2025, as compared to $35.11 million as of December 31, 2024. The increase in working capital of $2.18 million was primarily contributed to an increase in accounts receivable.

Cash Flow

	For the Three Months Ended March 31,
	2025	2024

Net cash provided by(used in) operating activities	$1,244,666	$(8,422,330)
Net cash used in investing activities	$(701,864)	$(1,880,587)
Net cash provided by(used in) financing activities	$(1,765,716)	$2,340,022
Net decrease in cash and cash equivalents and restricted cash	$(1,222,914)	$(7,962,895)
Effect of exchange rate changes on cash and cash equivalents	$157,967	$(391,202)
Cash and cash equivalents and restricted cash at beginning of year	$8,611,795	$28,189,387
Cash and cash equivalents and restricted cash at end of year	$7,546,848	$19,835,290

Operating Activities

Greenland’s net cash provided by (used in) operating activities were approximately $1.24 million and $(8.42) million for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, the main sources of cash inflow from operating activities were net income, accounts payable, and notes receivable, with each amounted to approximately $4.56 million, $6.06 million and $2.18 million, respectively. The main causes of cash outflow were changes in due to related parties and accounts receivable, with each amounted to approximately $5.22 million and $5.53 million, respectively.

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

Investing Activities

Net cash used in investing activities resulted in cash outflow of approximately $0.70 million for the three months ended March 31, 2025. Cash used in investing activities for the three months ended March 31, 2025 was mainly due to approximately $0.01 million used for purchases of long-term assets and approximately $0.69 million loaned to third parties.

Net cash used in investing activities resulted in cash outflow of approximately $1.88 million for the three months ended March 31, 2024. Cash used in investing activities for the three months ended March 31, 2024 was mainly due to approximately $1.19 million used for purchases of long-term assets and approximately $0.70 million loaned to third parties.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $1.77 million for the three months ended March 31, 2025, which was mainly attributable to approximately $1.00 million in repayment of loans from related parties and approximately $0.58 million change in notes payable.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2025, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of March 31, 2025:

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

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 15 through 20.

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

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 21 through 29.

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

Risks Related to Our Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Ordinary Shares” on pages 30 through 31.

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

As of March 31, 2025, we had approximately $5.40 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the three months ended March 31, 2025 and 2024, our subsidiaries’ five largest customers contributed 41.27% and 41.29% of our revenues, respectively. For the three months ended March 31, 2025 and 2024, Greenland’s single largest customer, Hangcha Group, accounted for 17.77% and 14.15%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 9.48% and 11.18%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

Our business operations depend on the continuing services of our senior management. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. If one or more of our key executives were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, our future growth may be constrained, business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into a non-competition agreement with Mr. Peter Zuguang Wang, the chairman of our board of directors, there is no assurance that Mr. Wang will not join our competitors or form a competing business. If any dispute arises between us and Mr. Wang, we may incur substantial costs and expenses in order to enforce the non-competition agreement in China, and we may be unable to enforce it at al.

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

For example, on April 26, 2024, all of the Company’s current directors, the Company’s chief executive officer, and the Company’s then controlling shareholder, Cenntro Holding Limited, were named as defendants (collectively, the “Defendants”), and the Company was named as a nominal defendant in a shareholder derivate action filed in the United States District Court for the District of New Jersey. The complaint assets, inter alia, that Defendants breached their fiduciary duties owed to the Company, committed waste and violated Section 16(a) of the Securities and Exchange Act of 1934, as amended. The complainant seeks: (i) on behalf of the Company, monetary damages of no less than $38,060,365; (ii) to restrict Mr. Peter Wang, the chairman of the Company’s board of directors from selling ordinary shares of the Company until Cenntro Holding Limited has paid off its amount due to the Company and setting up a trust over any future funds from sales of the Company’s ordinary shares by Mr. Peter Wang or Cenntro Holding Limited; (iii) that the Defendants disgorge profits obtained as a result of their wrongful conduct; (iv) to enjoin of the Company’s proposed spin-off transaction; (v) attorney fees and costs; and (vi) any other relief the court may deem just and proper.

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

A significant portion of our assets are located, and a substantial amount of our subsidiaries’ operations are conducted, in the PRC. In addition, some of our directors and officers are nationals or residents of the PRC, including our acting chief financial officer, Ms. Chenyang Wang, and independent directors, Mr. Ming Zhao and Mr. Zheng He, and a substantial majority of their assets are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts because China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31 , 2025 that were not previously disclosed in reports filed with the SEC.

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

Greenland Technologies Holding Corp.

Date: May 15, 2025	/s/ Raymond Z. Wang
Raymond Z. Wang
Chief Executive Officer and President