Form 10-Q
period 2025-06-30
Greenland Technologies Holding Corp.
filed 2025-08-13
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 13, 2025, there were 17,394,226 ordinary shares of the registrant outstanding.

i

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Quarterly Report”), and the Financial Statements and Notes to Financial Statements in this Quarterly Report contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this Quarterly Report and other documents we file with the U.S. Securities and Exchange Commission (“SEC”), including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2025

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (INCOME) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

PAGE	F-7-F-29	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(IN U.S. DOLLARS)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$4,575,645	$6,659,142
Restricted cash	496,422	1,952,653
Short Term Investment	18,522,562	18,535,354
Notes receivable	20,063,499	22,736,700
Accounts receivable, net	22,135,119	15,796,423
Inventories, net	24,391,574	23,378,090
Due from related parties-current, net	1,240,189	235,497
Advance to suppliers	1,526,736	1,810,157
Prepayments and other current assets	1,661,988	1,542,743
Total Current Assets	$94,613,734	$92,646,759

Non-current asset
Property, plant, equipment and construction in progress, net	12,580,709	13,140,534
Land use rights, net	3,288,994	3,269,999
Intangible assets	46,103	89,959
Deferred tax assets	434,564	426,485
Right-of-use assets	1,413,307	1,624,290
Fixed deposit	11,070,485	4,130,514
Other non-current assets	121,742	247,655
Total non-current assets	$28,955,904	$22,929,436
TOTAL ASSETS	$123,569,638	$115,576,195

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024 (Continued)

(IN U.S. DOLLARS)

	June 30,	December 31,
	2025	2024

Current Liabilities
Notes payable-bank acceptance notes	$18,044,000	$19,366,241
Accounts payable	29,631,773	23,102,944
Taxes payables	1,617,568	1,200,681
Customer deposits	366,106	328,873
Due to related parties	3,860,152	9,037,543
Other current liabilities	2,171,137	3,985,008
Lease liabilities	538,232	516,673
Total current liabilities	$56,228,968	$57,537,963

Non-current liabilities
Lease liabilities	894,755	1,167,941
Deferred revenue	1,172,549	1,263,180
Warrant liability	2,047,190	2,338,223
Total non-current liabilities	$4,114,494	$4,769,344
TOTAL LIABILITIES	$60,343,462	$62,307,307

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 17,394,226 and 13,594,530 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	-	-
Additional paid-in capital	34,423,805	27,470,361
Statutory reserves	3,842,331	3,842,331
Retained earnings	33,380,620	32,602,105
Accumulated other comprehensive loss	(2,441,342)	(3,707,100)
Total shareholders’ equity	$69,205,414	$60,207,697
Non-controlling interest	(5,979,238)	(6,938,809)
TOTAL SHAREHOLDERS’ EQUITY	$63,226,176	$53,268,888

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$123,569,638	$115,576,195

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (INCOME)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues	$21,719,786	$23,017,260	$43,397,350	$45,740,851
Cost of goods sold	15,969,005	16,243,205	30,985,619	33,319,727
Gross profit	5,750,781	6,774,055	12,411,731	12,421,124
Selling expenses	1,003,766	465,146	1,335,575	1,014,642
General and administrative expenses	6,626,542	1,199,492	8,065,530	3,382,921
Research and development expenses	443,720	1,123,063	525,177	2,110,787
Total operating expenses	$8,074,028	$2,787,701	$9,926,282	$6,508,350
LOSS (INCOME) FROM OPERATIONS	$(2,323,247)	$3,986,354	$2,485,449	$5,912,774
Interest income	170,917	215,732	311,957	384,945
Interest expense	-	(36,008)	-	(79,848)
Change in fair value of the warrant liability	81,739	1,869,018	291,033	2,904,324
Property, plant and equipment written off	-	556	-	556
Other income	159,739	518,333	441,820	814,481
LOSS (INCOME) BEFORE INCOME TAX	$(1,910,852)	$6,553,985	$3,530,259	$9,937,232
INCOME TAX EXPENSE	848,920	680,801	1,727,195	494,800
NET LOSS (INCOME)	$(2,759,772)	$5,873,184	$1,803,064	$9,442,432
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	465,496	1,222,274	1,024,549	2,289,319
NET LOSS (INCOME) ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$(3,225,268)	$4,650,910	$778,515	$7,153,113
OTHER COMPREHENSIVE INCOME (LOSS):	940,906	(404,372)	1,389,002	(1,313,134)
Unrealized foreign currency translation income (loss) attributable to Greenland Technologies Holding Corporation and subsidiaries	853,622	(297,385)	1,265,758	(951,193)
Unrealized foreign currency translation income (loss) attributable to non-controlling interest	87,284	(106,987)	123,244	(361,941)
Total comprehensive loss (income) attributable to Greenland technologies holding corporation and subsidiaries	(2,371,646)	4,353,525	2,044,273	6,201,920
Total comprehensive income attributable to noncontrolling interest	552,780	1,115,287	1,147,793	1,927,378
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	16,099,824	13,594,530	14,875,091	13,594,530
Basic and diluted	(0.20)	0.34	0.05	0.53

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-	Total
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling	Shareholders’
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Equity
Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$573,171	$50,653,401
Net income	-	-	-	-	-	2,502,203	1,067,045	3,569,248
Foreign currency translation adjustment	-	-	-	(653,808)	-	-	(254,954)	(908,762)
Balance as of March 31, 2024	13,594,530	-	$30,286,560	$(3,237,602)	3,842,331	$21,037,336	$1,385,262	$53,313,887
Net income	-	-	-	-	-	4,650,910	1,222,274	5,873,184
Foreign currency translation adjustment	-	-	-	(297,385)	-	-	(106,987)	(404,372)
Balance as of June 30, 2024	13,594,530	-	$30,286,560	(3,534,987)	3,842,331	25,688,246	2,500,549	58,782,699

Balance as of December 31, 2024	13,594,530	-	$27,470,361	$(3,707,100)	3,842,331	$32,602,105	$(6,938,809)	$53,268,888
Net income	-	-	-	-	-	4,003,783	559,053	4,562,836
Dividend	-	-	-	-	-	-	(188,222)	(188,222)
Foreign currency translation adjustment	-	-	-	412,136	-	-	35,960	448,096
Balance as of March 31, 2025	13,594,530	-	$27,470,361	$(3,294,964)	3,842,331	$36,605,888	$(6,532,018)	$58,091,598
Issuance of incentive common stocks award	3,799,696	-	6,953,444	-	-	-	-	6,953,444
Net loss (income)	-	-	-	-	-	(3,225,268)	465,496	(2,759,772)
Foreign currency translation adjustment	-	-	-	853,622	-	-	87,284	940,906
Balance as of June 30, 2025	17,394,226	-	$34,423,805	(2,441,342)	3,842,331	33,380,620	(5,979,238)	63,226,176

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,803,064	$9,442,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,038,100	1,092,484
Amortization of deferred revenue	(113,154)	(113,743)
Property, plant and equipment written off	-	(556)
Increase in allowance for credit losses	-	568,744
Decrease in provision for inventory	-	(120,097)
Change in fair value of warrant liability	(291,033)	(2,904,324)
Deferred tax assets	-	(203,057)
Stock based compensation expense	6,953,444	-
Non-cash lease expenses	308,448	308,146
Accrued interest income derived from loan to related parties	(3,682)	(2,385)
Accrued expense	(1,993,483)	905,066
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(5,982,647)	(6,380,475)
Notes receivable	3,065,813	(4,483,926)
Inventories	(600,730)	3,963,162
Advance to suppliers	284,926	(353,208)
Other current and noncurrent assets	(5,981,813)	1,968,116
Increase (Decrease) In:
Accounts payable	6,043,296	103,191
Customer deposits	33,953	358,073
Other current liabilities	147,602	(735,426)
Income tax payable	389,305	-
Due to related parties	(5,212,314)	(190,000)
Lease liabilities	(349,092)	(298,059)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(459,997)	$2,924,158

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE MONTHS ENDED JUNE 30, 2025 AND 2024 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(152,982)	$(1,282,177)
Loan payment to third parties	(689,408)	(693,001)
Repayment of loans lend to third parties	275,763	-
NET CASH USED IN INVESTING ACTIVITIES	$(566,627)	$(1,975,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$-	$5,544,006
Repayments of short-term bank loans	-	(8,537,769)
Notes payable	(1,668,367)	(4,492,414)
Repayment of loans from related parties	(1,000,000)	-
Dividend paid	(188,222)	-
NET CASH USED IN FINANCING ACTIVITIES	$(2,856,589)	$(7,486,177)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(3,883,213)	$(6,537,197)
Effect of exchange rate changes on cash	343,485	(626,163)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	8,611,795	28,189,387
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,072,067	$21,026,027
Bank balances and cash at end of period	4,575,645	17,119,889
Bank balances and cash included in assets classified as restricted cash at end of period	496,422	3,906,138

Supplemental Disclosure of Cash Flow Information
Income taxes paid	1,691,619	1,236,359
Interest paid	-	50,283

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the six months ended June 30, 2025 and 2024, Greenland sold an aggregate of 81,642 and 80,496 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI Corp. (“HEVI”), formerly known as Greenland Technologies Corp., to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0-ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications. These products are currently available for purchase in the United States (“U.S.”). In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery powered electric wheel loader commercially available in North America.

Greenland serves as the parent company of HEVI and Greenland Holding Enterprises Inc. (“Greenland Holding”), a company incorporated in the State of Delaware and a wholly-owned subsidiary of Greenland, which in turns holds 100% of the equity interests in Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005 (“Zhejiang Zhongchai”), Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

The Company’s Shareholders

As of June 30, 2025, Trendway Capital Limited owned 35.71% of Greenland’s outstanding ordinary shares. Trendway Capital Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the indirect wholly owned subsidiary of the Company, owns 89.47% of Zhejiang Zhongchai, 100% of Hangzhou Greenland and 62.5% of Hengyu Capital. HEVI is a wholly owned subsidiary of Greenland. Greenland Holding is a wholly owned subsidiary of the Company and holds 100% of the equity interests in Zhongchai Holding.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. On November 25, 2024, Jiuhe withdrew its investment in Zhejiang Zhongchai. As a result, the equity interests in Zhejiang Zhongchai was redistributed between Zhongchai Holding and Jiuxin. As of June 30, 2025, Zhongchai Holding owned approximately 89.47% of the equity interests and Jiuxin owned approximately 10.53% of the equity interests.

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

Greenland Holding Enterprises Inc.

Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no operations.

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of June 30, 2025, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Ownership Percentage	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	20,000,000	89.47%	Manufacture, sale of various transmission boxes
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 9, 2019	RMB	8,669,482	100%	Trading
HEVI Corp.	Delaware January 14, 2020	USD	6,363,557	100%	U.S. operation and distribution of electric industrial vehicles for North American market
Hengyu Capital, Ltd	Hong Kong August 16, 2022	HKD	10,000	62.5%	Investment management and consulting services
Greenland Holding Enterprises Inc.	Delaware August 28, 2023	USD	1	100%	Holding

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. In accordance with ASC 250, the changes in estimates will be recognized in the same period of changes in facts and circumstances. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, allowances for expected credit losses, estimates for inventory provisions, useful lives and impairment of long-lived assets, and valuation allowance for deferred tax assets.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	As of
	June 30, 2025	December 31, 2024
Period end RMB: US$ exchange rate	7.1636	7.2993

	For the six months ended June 30,
	2025	2024
Period average RMB: US$ exchange rate	7.2526	7.2150

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

The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$4,575,645	$6,659,142
Restricted cash	496,422	1,952,653
Cash, cash equivalents and restricted cash	$5,072,067	$8,611,795

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short term investment, accounts receivable, notes receivables, due from/to a related party, other receivables, fixed deposit, accounts payables, other payables, and warrant liability, approximate the fair value of the respective assets and liabilities as of June 30, 2025 and December 31, 2024 owing to their short-term or present value nature or present value of the assets and liabilities. For operating lease liabilities and financing lease liabilities, fair value approximates their carrying value at the year-end as the fair value is estimated by used discounted cash flow, in which interest rates used to discount the host contracts approximate market rates. For the six months end June 30, 2025 and 2024, there are no transfers between different levels of inputs used to measure fair value.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$18,522,562	-	-	$18,522,562
Warrants liability	-	2,047,190	-	2,047,190

Total	$18,522,562	2,047,190	-	$20,569,752

Accounts Receivable

Accounts receivable are recorded at the gross billing amount less an allowance for expected credit losses from the customers. Accounts receivable do not bear interest.

Since January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Upon adoption, the Company changed the impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets.

The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance in the combined statements of operations and comprehensive income (loss). The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily based on similar business lines, services or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances and contract assets balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customer.

For the six months ended June 30, 2025 and 2024, the Company did not provide expected credit losses against accounts receivable.

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $1.53 million and $1.81 million as of June 30, 2025 and December 31, 2024, respectively.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the six months ended June 30, 2025 and 2024.

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

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liabilities adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of June 30, 2025 and December 31, 2024.

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

Revenues are recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of customers’ acceptance or consumption, at the net sales price (transaction price) and each of the criteria under ASC 606 have been met. Contract terms may require the Company to deliver the finished goods to the customers’ location or the customer may pick up the finished goods at the Company’s factory. Revenue is recognized only upon the customer’s formal acknowledgement of receipt, as evidenced by a signed delivery acceptance document, at which point the risks and rewards of goods are transferred to customers. International sales are recognized when shipment clears customs and leaves the port. Payments due within two months after customers’ acceptance or consumption.

The Company adopted ASC 606 on January 1, 2018, using the transition method of Modified-Retrospective Method (“MRM”). The adoption of ASC 606 had no impact on the Company’s beginning balance of retained earnings.

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the six months ended June 30, 2025 and 2024. The total sales return amount accounted for around 0.05% and 0.04% of the total revenue of Greenland for the six months ended June 30, 2025 and 2024, respectively. The total warrants expenditures amount accounted for around 0.81% and 0.46% of the total revenue of Greenland for the six months ended June 30, 2025 and 2024, respectively.

The following table sets forth disaggregation of revenue:

	For the three months ended June 30,		For the six months ended June 30,
Major Products	2025	2024	2025	2024
Transmission boxes for Forklift	$21,022,915	$21,035,937	$41,952,327	$42,810,331
Transmission boxes for Non-Forklift (Electric Vehicles, etc.)	696,871	1,981,323	1,445,023	2,930,520
Total	$21,719,786	$23,017,260	$43,397,350	$45,740,851

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $0.44 million and $1.12 million for the three months ended June 30, 2025 and 2024, respectively. Research and development costs are expensed as incurred and totaled approximately $0.53 million and $2.11 million for the six months ended June 30, 2025 and 2024, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.17 million and $1.26 million as of June 30, 2025 and December 31, 2024, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2025 and December 31, 2024, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Segments Reporting

Based on the criteria established by ASC 280, Segment Reporting, the Company uses the management approach in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source for determining the Company’s reportable segments. The Company has internal reporting of net revenues, cost of revenues and expenses by nature as a whole. Management has determined that the Company operates in one segment.

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2025 and December 31, 2024. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2025 and December 31, 2024.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty and Risks

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2025, cash and cash equivalents of $16,142,552 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

A significant portion of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation among other factors.

Foreign currency risk

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of June 30, 2025, no customer accounted for more than 10% of total accounts receivable. As of December 31, 2024, two customers accounted for 12.78% and 10.33% of total accounts receivable, respectively.

For the six months ended June 30, 2025, one customer accounted for 16.33% of total revenue. For the six months ended June 30, 2024, two customers accounted for 14.76% and 11.86% of total revenue, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2025 and 2024, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded as warrant liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the statement of operations and comprehensive loss (income).

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

In February 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 (“ASU 2025-02”) amends the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and is not expected to have an impact on the Company’s financial statements.

In April 2025, the FASB issued ASU 2025-04 – Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which revises the definition of performance condition for share-based consideration payable to a customer, eliminates the forfeiture policy election for awards granted to customers (unless granted in exchange for a distinct good or service), and clarifies applicability of the variable consideration constraint. The ASU will be effective for annual reporting periods (including interim periods within annual reporting periods) beginning after December 15, 2026, for all entities. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Company is evaluating the impact of the adoption of this guidance.

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

NOTE 3 – SHORT TERM INVESTMENT

As of June 30, 2025 and December 31, 2024, the Company’s short term investment amounted to $18,522,562 and $18,535,354, respectively. During the six months ended June 30, 2025, the Company purchased bank management products in a total amount of $17,855,666 (RMB129,500,000). As of June 30, 2025, the fair value of the Company’s bank management products was $18,522,562 (RMB132,688,222).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the six months ended June 30,
	2025		2024
Major customers representing more than 10% of the Company’s revenues
Company A	$7,087,393	16.33%	$6,750,913	14.76%
Company B	3,778,792	8.71%	5,424,577	11.86
Total Revenues	$10,866,185	25.04%	$12,175,490	26.62%

	As of
	June 30, 2025		December 31, 2024
Major customers of the Company’s accounts receivable, net
Company A	2,208,861	9.98%	2,018,589	12.78%
Company B	1,717,692	7.76%	-	-%
Company C	1,414,951	6.39%	861,405	5.45%
Company D	1,163,209	5.26%	1,631,916	10.33%
Company E	1,037,639	4.69%	292,779	1.85%
Company F	872,589	3.94%	985,379	6.24%
Total	$8,414,941	38.02%	$5,790,068	36.65%

Accounts receivable from the Company’s major customers accounted for 38.02% and 36.65% of total accounts receivable balances as of June 30, 2025 and December 31, 2024, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2025 and 2024, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	June 30, 2025	December 31, 2024
Accounts receivable	$22,135,119	$15,796,423
Less: allowance for expected credit losses	-	-
Accounts receivable, net	$22,135,119	$15,796,423

Changes in the allowance for expected credit losses are as follows:

	As of
	June 30, 2025	December 31, 2024
Beginning balance	$-	$867,865
Reversal of provision charged to expense	-	(856,311)
Effect of foreign exchange change	-	(11,554)
Ending balance	$-	$-

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of June 30, 2025 and December 31, 2024, inventories consisted of the following

	As of
	June 30, 2025	December 31, 2024
Raw materials	$9,425,581	$9,686,506
Revolving material	1,132,609	1,096,125
Consigned processing material	30,873	27,998
Work-in-progress	2,206,277	1,739,535
Finished goods	12,142,609	11,369,347
Less: inventory impairment	(546,375)	(541,421)
Inventories, net	$24,391,574	$23,378,090

Changes in the inventory reserves are as follows:

	As of
	June 30, 2025	December 31, 2024
Beginning balance	$541,421	$638,932
Carry forward	-	(88,966)
Effect of foreign exchange change	4,954	(8,545)
Ending balance	$546,375	$541,421

NOTE 7 – NOTES RECEIVABLE

	As of
	June 30, 2025	December 31, 2024
Bank notes receivable:	$19,309,009	$21,377,522
Commercial notes receivable	754,490	1,359,178
Total	$20,063,499	$22,736,700

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to six months from the date of issuance. As of June 30, 2025, the Company pledged notes receivable for an aggregate amount of $9.44 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $3.59 million. As of December 31, 2024, the Company pledged notes receivable for an aggregate amount of $13.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $12.86 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the six months ended June 30, 2025 and 2024, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of June 30, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Buildings	$11,343,136	$11,132,258
Machinery	22,758,795	22,220,209
Motor vehicles	333,603	327,514
Electronic equipment	261,597	242,630
Total property plant and equipment, at cost	34,697,131	33,922,611

Less: accumulated depreciation	(22,116,422)	(20,787,963)
Property, plant and equipment, net	$12,580,709	$13,134,648
Construction in process	-	5,886
Total	$12,580,709	$13,140,534

For the six months ended June 30, 2025 and 2024, depreciation expense amounted to $0.93 million and $1.00 million, respectively, of which $0.55 million and $0.61 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the six months ended June 30, 2025 and 2024, $0.01 million and $0.40 million of construction-in-progress was converted into property, plant and equipment.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Land use rights, cost	$4,294,852	$4,215,007
Less: Accumulated amortization	(1,005,858)	(945,008)
Land use rights, net	$3,288,994	$3,269,999

For the six months ended June 30, 2025 and 2024, amortization expense amounted to $0.09 million and $0.09 million, respectively, which was included in general and administrative expense.

Estimated future amortization expense is as follows as of June 30, 2025:

Years ending June 30,	Amortization expense
2026	$84,843
2027	84,843
2028	84,843
2029	84,843
2030	84,843
Thereafter	2,864,779
Total	$3,288,994

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of June 30, 2025 and December 31, 2024, fixed deposit consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Three-year bank deposit	$11,070,485	$4,130,514
Total	$11,070,485	$4,130,514

All fixed deposit were deposited in local banks in the PRC and the deposit term is three years. The term deposit from Bank of Ningbo carries an annual interest rate of 2.85% during the term, with the certificate maturing on September 21, 2026. The term deposit from China Zheshang Bank offers an annual interest rate of 2.65% during the term, and this certificate will mature on February 17, 2026.

NOTE 11 – NOTES PAYABLE

	As of
	June 30, 2025	December 31, 2024
Bank acceptance notes	$18,044,000	$19,366,241
Total	$18,044,000	$19,366,241

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $0.50 million and $1.95 million restricted cash, and $9.44 million and $13.85 million notes receivable, as of June 30, 2025 and December 31, 2024, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	June 30, 2025	December 31, 2024
Procurement of Materials	$28,976,100	$22,804,612
Infrastructure& Equipment	251,882	209,899
Freight fee	403,791	88,433
Total	$29,631,773	$23,102,944

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	June 30, 2025	December 31, 2024
Employee payables	124,901	1,049,994
Other tax payables	269,327	272,632
Other payable*	987,155	834,753
Accrued expenses	789,754	1,827,629
Total	$2,171,137	$3,985,008

*	Other payables mainly consist of utility expenses, consulting fee and a third-party loan. As of June 30, 2025, other payables included an unsecured third-party loan amounting to $450,000, bearing an annual interest rate of 15% and will mature at the end of 2025. The loan was originated on December 26, 2024.

NOTE 14 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	June 30, 2025	December 31, 2024
Subsidy	1,172,549	1,263,180
Total	$1,172,549	$1,263,180

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of June 30, 2025, grant income decreased by $0.09 million, as compared to December 31, 2024. The change was mainly due to timing of incurring qualifying expenses.

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

Supplemental balance sheet information related to leases as of June 30, 2025 and December 31, 2024 is as follows:

	As of
	June 30, 2025	December 31, 2024
Assets:
Right-of-use assets	$1,413,307	$1,624,290
Liabilities:
Lease liabilities	$538,232	$516,673
Lease liabilities	894,755	1,167,941
Total operating lease liabilities	$1,432,987	$1,684,614
Lease term and discount rate
Weighted average remaining lease term (in years)	2.42	2.92
Weighted average discount rate	4.46	4.36

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the six months ended June 30,
	2025	2024
Components of lease expense:
Operating lease expense	$308,448	$308,146
Total lease expense	$308,448	$308,146

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2025:

For the years ending June 30,	Operating Leases
2026	$597,688
2027	615,067
2028	315,756
Total lease payments	$1,528,511
Less: imputed interest	(95,524)
Present value of lease liabilities	1,432,987

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	June 30, 2025	December 31, 2024

Share price	$1.99	$1.94
Exercise price	$4.49	$4.49
Expected term (years)	1.2	1.54
Risk-free interest rate	3.9%	4.2%
Expected volatility	100.00%	100.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	June 30, 2025	December 31, 2024
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$2,047,190	$2,338,223

The fair value of the warrants was classified as a liability of $2,338,223 as of December 31, 2024. For the six months ended June 30, 2025, the Company recognized a gain of $291,033 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $2,047,190 for the investor warrant, collectively, as of June 30, 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of June 30, 2025 and December 31, 2024, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 17,394,226 and 13,594,530 ordinary shares issued and outstanding, respectively.

On May 1, 2025, the Company granted a total of 997,300 ordinary shares to its key employees under the Company’s 2020 Equity Incentive Plan. On May 1, 2025, the Company granted a total of 2,802,396 ordinary shares to its key employees under the Company’s 2021 Equity Incentive Plan.

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

As of June 30, 2025, there were no warrants outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net loss (income) attributable to the Greenland Technologies Holding Corporation and subsidiaries	$(3,225,268)	$4,650,910	$778,515	$7,153,113
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	16,099,824	13,594,530	14,875,091	13,594,530
Diluted effect of stock options and warrants	—	—	—	—
Weighted average shares used in diluted computation	16,099,824	13,594,530	14,875,091	13,594,530
Basic and diluted net income per share	$(0.20)	$0.34	0.05	0.53

For the six months ended June 30, 2025 and 2024, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Domestic Sales	$21,330,035	$21,528,513	$42,515,008	$44,052,573
International Sales	389,751	1,488,747	882,342	1,688,278
Total	$21,719,786	$23,017,260	$43,397,350	$45,740,851

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the six months ended June 30, 2025 was 48.93%. The effective tax rate for the six months ended June 30, 2025 was higher than the PRC tax rate of 25.0% primarily due to stock-based expenses incurred by the Company that are not deductible for PRC income tax.

The effective tax rates on income before income taxes for the six months ended June 30, 2024 was 4.98%. The effective tax rate for the six months ended June 30, 2024 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of June 30, 2025 and December 31, 2024, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

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

The following are the aggregate non-cancellable future minimum lease payments under operating leases as of June 30, 2025:

For the year ending June 30,	Operating Leases
2026	$29,700
Total lease payments	$29,700

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger of Zhejiang Zhongchai
Cenntro Inc.	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	June 30, 2025	December 31, 2024
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$30,502	$2,534
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,393,581	2,392,961
Xinchang County Jiuhe Investment Management Partnership (LP)[5]	-	5,205,979
Total	$3,860,152	$9,037,543

All balances of due to related parties as of June 30, 2025 and December 31, 2024 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of June 30, 2025 and December 31, 2024 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

5	Total dividend payment of $4.7 million declared by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) and refund by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) of $5.85 million due to its termination of investment in Zhejiang Zhongchai. As of June 30, 2025, the balance was nil.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	June 30,	December 31,
	2025	2024
Due from related parties-current:
Cenntro Inc.	1,000,000	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	240,189	235,497
Total	$1,240,189	$235,497

The balance of due from related parties as of June 30, 2025 and December 31, 2024 consisted of:

Due from Cenntro Inc. was $1.00 million and nil as of June 30, 2025 and December 31, 2024, respectively. The amount of due from this related party represents a loan with an annual interest rate of 7.5% and will mature before April 14, 2026.

Due from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.24 million as of June 30, 2025 and December 31, 2024. The amount of due from this related party represents a loan with annual interest rate of 4.785%.

(b) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the six months ended June 30, 2025 and 2024 are listed below:

	For the six months ended June 30,
	2025	2024
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	$188,222	-

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is August 13, 2025. All subsequent events requiring recognition as of June 30, 2025 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Quarterly Report, and should be read in conjunction with such financial statements and related notes included in this Quarterly Report. Except for the historical information contained herein, the following discussion, as well as other information in this Quarterly Report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report.

Overview

Greenland designs, develops, manufactures and sells components and products for the global material handling industries.

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue decreased from approximately $45.74 million for the six months ended June 30, 2024 to $43.40 million for the six months ended June 30, 2025. The decrease in revenue was primarily the result of a decrease of approximately $1.07 million in the Company’s sales volume of electric industrial equipment for the six months ended June 30, 2025. Nevertheless, based on the revenues for the six months ended June 30, 2025 and 2024, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the six months ended June 30, 2025 and 2024, Greenland sold an aggregate of 81,642 and 80,496 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy in order to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. HEVI’s electric industrial vehicle products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8 ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications. These products are currently available for purchase in the U.S. In August 2022, Greenland launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment products line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery powered electric wheel loader commercially available in North America.

Greenland serves as the parent company of HEVI and Greenland Holding, a company incorporated in the State of Delaware and a wholly-owned subsidiary of Greenland, which in turns holds 100% of the equity interests in Zhongchai Holding, a holding company formed under the laws of Hong Kong. Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai, Hangzhou Greenland, and Hengyu Capital. Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machineries in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

Results of Operations

For the three months ended June 30, 2025 and 2024

Overview

	For the three months ended June 30
	2025	2024	Change	Variance

Revenues	$21,719,786	$23,017,260	$(1,297,474)	(5.6)%
Cost of Goods Sold	15,969,005	16,243,205	(274,200)	(1.7)%
Gross Profit	5,750,781	6,774,055	(1,023,274)	(15.1)%
Selling expenses	1,003,766	465,146	538,620	115.8%
General and administrative expenses	6,626,542	1,199,492	5,427,050	452.4%
Research and development expenses	443,720	1,123,063	(679,343)	(60.5)%
Total Operating Expenses	8,074,028	2,787,701	5,286,327	189.6%
Loss (income) from operations	(2,323,247)	3,986,354	(6,309,601)	(158.3)%
Interest income	170,917	215,732	(44,815)	(20.8)%
Interest expenses	-	(36,008)	36,008	(100.0)%
Change in fair value of the warrant liability	81,739	1,869,018	(1,787,279)	(95.6)%
Loss on disposal of property and equipment	-	556	(556)	(100.0)%
Other income	159,739	518,333	(358,594)	(69.2)%
Loss (income) before income tax	(1,910,852)	6,553,985	(8,464,837)	(129.2)%
Income tax	848,920	680,801	168,119	24.7%
Net loss (income)	(2,759,772)	5,873,184	(8,632,956)	(147.0)%

Components of Results of Operations

	For the three months ended June 30
Component of Results of Operations	2025	2024
Revenues	$21,719,786	$23,017,260
Cost of Goods Sold	15,969,005	16,243,205
Gross Profit	5,750,781	6,774,055
Operating Expenses	8,074,028	2,787,701
Net Loss (Income)	(2,759,772)	5,873,184

Revenue

Greenland’s revenue was approximately $21.72 million for the three months ended June 30, 2025, representing a decrease of approximately $1.30 million, or 5.6%, as compared to that of approximately $23.02 million for the three months ended June 30, 2024. The decrease in revenue was primarily the result of a decrease of approximately $1.05 million in the Company’s sales volume of electric industrial equipment in the U.S. market, coupled with setbacks in market development efforts, for the three months ended June 30, 2025. On an RMB basis, our revenue for the three months ended June 30, 2025 decreased by approximately 4.7% as compared to that for the three months ended June 30, 2024.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $15.97 million for the three months ended June 30, 2025, representing a decrease by approximately $0.27 million, or 1.7%, as compared to that of approximately $16.24 million for the three months ended June 30, 2024. Cost of goods sold decreased due to the decrease in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $5.75 million for the three months ended June 30, 2025, representing a decrease by approximately $1.02 million, or 15.1%, as compared to that of approximately $6.77 million for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, Greenland’s gross margins were approximately 26.5% and 29.4%, respectively. The decrease in gross profit in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to the decrease in our sales volume and an increase in raw material costs.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $1.00 million for the three months ended June 30, 2025, representing an increase of approximately $0.54 million, or 115.8%, as compared to approximately $0.47 million for the three months ended June 30, 2024. The increase in selling expenses was mainly due to an increase in the after-sales service fees for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $6.63 million for the three months ended June 30, 2025, representing an increase of approximately $5.43 million, or 452.4%, as compared to that of approximately $1.20 million for the three months ended June 30, 2024. The increase in general and administrative expenses was mainly due to the increase in stock-based compensation expense, offset by a decrease in quality assurance costs for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. On May 1, 2025, we issued a total of 3,799,696 ordinary shares to employees as compensation and recorded stock-based compensation of approximately $6.95 million.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.44 million for the three months ended June 30, 2025, representing a decrease of approximately $0.68 million, or 60.5%, as compared to that of approximately $1.12 million for the three months ended June 30, 2024. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the three months ended June 30, 2025.

Loss (Income) from Operations

Loss (income) from operations for the three months ended June 30, 2025 was approximately $(2.32) million, representing a decrease of approximately $6.31 million, as compared to that of approximately $3.99 million for the three months ended June 30, 2024.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.17 million for the three months ended June 30, 2025, representing a decrease of approximately $0.04 million, or 20.8%, as compared to that of approximately $0.22 million for the three months ended June 30, 2024. The decrease in interest income was because less cash was deposited in banks during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Greenland’s interest expenses were nil for the three months ended June 30, 2025, representing a decrease of approximately $0.04 million, or 100.0%, as compared to that of approximately $0.04 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in the aggregate amount of our short-term loans for the three months ended June 30, 2025, compared to that for the three months ended June 30, 2024.

Other Income

Greenland’s other income was approximately $0.16 million for the three months ended June 30, 2025, representing a decrease of approximately $0.36 million, or 69.2%, as compared to approximately $0.52 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in grant income and income VAT deduction for the three months ended June 30, 2025, compared to those for the three months ended June 30, 2024.

Income Taxes

Greenland’s income tax was approximately $0.85 million for the three months ended June 30, 2025, as compared to that of approximately $0.68 million for the three months ended June 30, 2024.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for the three months ended June 30, 2025 and 2024 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2025.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of June 30, 2025.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of June 30, 2025.

Net Loss (Income)

Our net loss (income) was approximately $(2.76) million for the three months ended June 30, 2025, representing a decrease of approximately $8.63 million, as compared to that of approximately $5.87 million for the three months ended June 30, 2024.

For the six months ended June 30, 2025 and 2024

Overview

	For the six months ended June 30
	2025	2024	Change	Variance

Revenues	$43,397,350	$45,740,851	$(2,343,501)	(5.1)%
Cost of Goods Sold	30,985,619	33,319,727	(2,334,108)	(7.0)%
Gross Profit	12,411,731	12,421,124	(9,393)	(0.1)%
Selling expenses	1,335,575	1,014,642	320,933	31.6%
General and administrative expenses	8,065,530	3,382,921	4,682,609	138.4%
Research and development expenses	525,177	2,110,787	(1,585,610)	(75.1)%
Total Operating Expenses	9,926,282	6,508,350	3,417,932	52.5%
Income from operations	2,485,449	5,912,774	(3,427,325)	(58.0)%
Interest income	311,957	384,945	(72,988)	(19.0)%
Interest expenses	-	(79,848)	79,848	(100.0)%
Change in fair value of the warrant liability	291,033	2,904,324	(2,613,291)	(90.0)%
Loss on disposal of property and equipment	-	556	(556)	(100.0)%
Other income	441,820	814,481	(372,661)	(45.8)%
Income before income tax	3,530,259	9,937,232	(6,406,973)	(64.5)%
Income tax	1,727,195	494,800	1,232,395	249.1%
Net income	1,803,064	9,442,432	(7,639,368)	(80.9)%

Components of Results of Operations

	For the six months ended June 30
Component of Results of Operations	2025	2024

Revenues	$43,397,350	$45,740,851
Cost of Goods Sold	30,985,619	33,319,727
Gross Profit	12,411,731	12,421,124
Operating Expenses	9,926,282	6,508,350
Net Income	1,803,064	9,442,432

Revenue

Greenland’s revenue was approximately $43.40 million for the six months ended June 30, 2025, representing a decrease of approximately $2.34 million, or 5.1%, as compared to that of approximately $45.74 million for the six months ended June 30, 2024. The decrease in revenue was primarily a result of the decrease in the Company’s sales volume of electric industrial equipment and transmission products for the six months ended June 30, 2025. On an RMB basis, our revenue for the six months ended June 30, 2025 decreased by approximately 4.6% as compared to that for the six months ended June 30, 2024.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $30.99 million for the six months ended June 30, 2025, representing a decrease by approximately $2.33 million, or 7.0%, as compared to that of approximately $33.32 million for the six months ended June 30, 2024. Cost of goods sold decreased due to the decrease in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $12.41 million for the six months ended June 30, 2025, representing a decrease by approximately $0.01 million, or 0.1%, as compared to that of approximately $12.42 million for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, Greenland’s gross margins were approximately 28.6% and 27.2%, respectively. The decrease in gross profit in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to a decrease in our sales volume.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $1.34 million for the six months ended June 30, 2025, representing an increase of approximately $0.32 million, or 31.6%, as compared to approximately $1.01 million for the six months ended June 30, 2024. The increase was mainly due to an increase in the after-sales service fees for the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $8.07 million for the six months ended June 30, 2025, representing an increase of approximately $4.68 million, or 138.4%, as compared to that of approximately $3.38 million for the six months ended June 30, 2024. The increase in general and administrative expenses was mainly due to the increase in stock-based compensation expense, offset by the decrease in quality assurance cost for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. On May 1, 2025, we issued a total of 3,799,696 ordinary shares and recorded stock-based compensation of approximately $6.95 million.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.53 million for the six months ended June 30, 2025, representing a decrease of approximately $1.59 million, or 75.1%, as compared to that of approximately $2.11 million for the six months ended June 30, 2024. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the six months ended June 30, 2025.

Income from Operations

Income from operations for the six months ended June 30, 2025 was approximately $2.49 million, representing a decrease of approximately $3.43 million, as compared to that of approximately $5.91 million for the six months ended June 30, 2024.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.31 million for the six months ended June 30, 2025, representing a decrease of approximately $0.07 million, or 19.0%, as compared to that of approximately $0.38 million for the six months ended June 30, 2024. The decrease in interest income was because less cash was deposited in banks during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Greenland’s interest expenses were nil for the six months ended June 30, 2025, representing a decrease of approximately $0.08 million, or 100.0%, as compared to that of approximately $0.08 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in the aggregate amount of our short-term loans for the six months ended June 30, 2025, compared to that for the six months ended June 30, 2024.

Other Income

Greenland’s other income was approximately $0.44 million for the six months ended June 30, 2025, representing a decrease of approximately $0.37 million, or 45.8%, as compared to approximately $0.81 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in grant income and income VAT deduction for the six months ended June 30, 2025, compared to that for the six months ended June 30, 2024.

Income Taxes

Greenland’s income tax was approximately $1.73 million for the six months ended June 30, 2025, as compared to that of approximately $0.49 million for the six months ended June 30, 2024.

Net Income

Our net income was approximately $1.80 million for the six months ended June 30, 2025, representing a decrease of approximately $7.64 million, as compared to that of approximately $9.44 million for the six months ended June 30, 2024.

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

For the six months ended June 30, 2025, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $1.00 million of loans from related parties, lent approximately $0.69 million to third parties, and maintained $23.59 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.17 million and $1.26 million as of June 30, 2025 and December 31, 2024, respectively.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of June 30, 2025, Greenland had approximately $4.58 million of cash and cash equivalents, representing a decrease of approximately $2.08 million, or 31.29%, as compared to approximately $6.66 million as of December 31, 2024. The decrease of cash and cash equivalents was mainly due to an increase in accounts receivables and fixed deposit, as compared to that as of December 31, 2024.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of June 30, 2025, Greenland had approximately $0.50 million of restricted cash, representing a decrease of approximately $1.46 million, or 74.58%, as compared to that of approximately $1.95 million as of December 31, 2024. The decrease of restricted cash was due to a decrease in notes payable collateralized by cash.

Accounts Receivable

As of June 30, 2025, Greenland had approximately $22.14 million of accounts receivables, an increase of approximately $6.34 million, or 40.13%, as compared to approximately $15.80 million as of December 31, 2024. The increase in accounts receivables was due to our slowed-down efforts in receivables collections.

Greenland recorded approximately nil of allowance for expected credit losses as of June 30, 2025 and December 31, 2024. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $1.24 million and $0.24 million as of June 30, 2025 and December 31, 2024, respectively. The balance of due from related parties as of June 30, 2025 and December 31, 2024 consisted primarily of other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) of $0.24 million as of June 30, 2025 and December 31, 2024, representing a loan with an annual interest rate of 4.785% and other receivable from Cenntro Inc. was $1.00 million and nil as of June 30, 2025 and December 31, 2024, respectively, representing a loan with an annual interest rate of 7.5% that will mature before April 14, 2026.

Notes Receivable

As of June 30, 2025, Greenland had approximately $20.06 million of notes receivables, which Greenland expects to collect within the next twelve months. The decrease was approximately $2.67 million, or 11.76%, as compared to approximately $22.74 million as of December 31, 2024.

Working Capital

Our working capital was approximately $38.38 million as of June 30, 2025, as compared to $35.11 million as of December 31, 2024. The increase in working capital of $3.28 million was primarily contributed to an increase in accounts receivable.

Cash Flow

	For the Six Months Ended June 30,
	2025	2024

Net cash (used in) provided by operating activities	$(459,997)	$2,924,158
Net cash used in investing activities	$(566,627)	$(1,975,178)
Net cash used in financing activities	$(2,856,589)	$(7,486,177)
Net decrease in cash and cash equivalents and restricted cash	$(3,883,213)	$(6,537,197)
Effect of exchange rate changes on cash and cash equivalents	$343,485	$(626,163)
Cash and cash equivalents and restricted cash at beginning of year	$8,611,795	$28,189,387
Cash and cash equivalents and restricted cash at end of year	$5,072,067	$21,026,027

Operating Activities

Greenland’s net cash (used in) provided by operating activities were approximately $(0.46) million and $2.92 million for the six months ended June 30, 2025 and 2024, respectively.

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $0.46 million, primarily attributable to net income of approximately $1.80 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $1.04 million, stock-based compensation expense of approximately $6.95 million and changes in operating assets and liabilities including: (i) an increase of approximately $6.04 million in accounts payable because we extended the payment cycle, (ii) a decrease of approximately $5.98 million in accounts receivable due to our slowed-down efforts in receivables collections, (iii) a decrease of approximately $5.98 million in other current and non-current assets because we deposited cash into fixed deposits, and (ⅳ) a decrease of approximately $5.21 million in due to related parties because we paid the related party payable of $5.21 million.

Net cash provided by operating activities for the six months ended June 30, 2024 was approximately $2.92 million, primarily attributable to net income of approximately $9.44 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $1.09 million, change in fair value of warrant liability of approximately $(2.90) million and changes in operating assets and liabilities including: (i) an increase of approximately $3.96 million in inventories because we reduced the prepared goods, (ii) a decrease of approximately $6.38 million in accounts receivable due to our slowed-down efforts in receivables collections, and (iii) a decrease of approximately $4.48 million in notes receivable because we have received a considerable number of notes receivable from customers for payment of goods.

Investing Activities

Net cash used in investing activities resulted in cash outflow of approximately $0.57 million for the six months ended June 30, 2025. Cash used in investing activities for the six months ended June 30, 2025 was mainly due to approximately $0.15 million used for purchases of long-term assets and approximately $0.69 million loaned to third parties.

Net cash used in investing activities resulted in cash outflow of approximately $1.98 million for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2024 was mainly due to approximately $1.28 million used for purchases of long-term assets and approximately $0.70 million loan to third parties.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $2.86 million for the six months ended June 30, 2025, which was mainly attributable to approximately $1.00 million in repayment of loans from related parties and approximately $1.67 million in repayment of notes payable.

Net cash used in financing activities resulted a cash outflow of approximately $7.49 million for the six months ended June 30, 2024, which was mainly attributable to approximately $8.54 million in repayment of short-term bank loans and approximately $4.49 million in repayment of notes payable. Such amounts were further offset by approximately $0.28 million in proceeds from short-term bank loans.

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2025, cash and cash equivalents of $16,142,552 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

A significant portion of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation among other factors.

Foreign currency risk

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of June 30, 2025, no customer accounted for more than 10% of total accounts receivable. As of December 31, 2024, two customers accounted for 12.78% and 10.33% of total accounts receivable, respectively.

For the six months ended June 30, 2025, one customer accounted for 16.33% of total revenue. For the six months ended June 30, 2024, two customers accounted for 14.76% and 11.86% of total revenue, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2025 and 2024, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2025, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this item as it is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls, as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of June 30, 2025:

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

Notwithstanding the material weakness in our internal control over financial reporting, the consolidated unaudited financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 1A. RISK FACTORS.

Summary of Risk Factors

An investment in our ordinary shares is subject to a number of risks, including risks related to our business and industry, risks related to our corporate structure, risks related to doing business in China and risks related to our ordinary shares. You should carefully consider all of the information in this Quarterly Report before making an investment in the ordinary shares. The following list summarizes some, but not all, of these risks. Please read the information in this section for a more thorough description of these and other risks.

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

As of June 30, 2025, we had approximately $4.58 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the six months ended June 30, 2025 and 2024, our subsidiaries’ five largest customers contributed 39.57% and 41.60% of our revenues, respectively. For the six months ended June 30, 2025 and 2024, Greenland’s single largest customer, Hangcha Group, accounted for 16.33% and 14.76%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 8.71% and 11.86%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products mainly included transmission systems and integrated powertrains for material handling machineries, particularly for electric forklift trucks. In December 2020, through HEVI, we launched a new division to focus on the production and sale of electric industrial heavy equipment—a division that Greenland intends to develop to diversify its product offerings. HEVI’s electric industrial heavy equipment products currently include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. HEVI also introduced mobile DC battery chargers to support a growing market of EV applications requiring DC charging capabilities. These products are available for purchase in the U.S. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local services, assembly and distribution of its electric industrial heavy equipment product line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery powered electric wheel loader commercially available in North America.

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

Our PRC subsidiaries are required under PRC laws to participate in various government sponsored employee benefit plans, including social security insurance, housing funds and other welfare-oriented payments, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of their employees up to a maximum amount specified by the local government from time to time at locations where our PRC subsidiaries operate their businesses. Our PRC subsidiaries have not made adequate employee benefit payments to the social security insurance and the housing fund. As a result, they may be required to make up the contributions for these plans within a stipulated period of time. In addition, our PRC subsidiaries may be required to pay late fees equal to 0.05% of the shortage of the contributions to the social security fund for each day our PRC subsidiaries fail to make up the contributions and may be imposed fines up to three times of such shortage if our PRC subsidiaries fail to make up the difference within the time frame prescribed by relevant government authorities. The maximum amount of such penalties that we anticipate could be imposed on our PRC subsidiaries with respect such employee benefits payments is approximately US$200,000. If our PRC subsidiaries are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected. As of the date of this Quarterly Report, our PRC subsidiaries have not been ordered to pay outstanding contributions or related penalties.

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

In addition, we and our PRC subsidiaries are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations. We and our PRC subsidiaries are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our operations, and the value of our ordinary shares may depreciate significantly or become worthless.

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

According to the Notice on Filing Management Arrangements for Overseas Listings of Domestic Enterprises issued and implemented by the CSRC on February 17, 2023, since the date of effectiveness of the Trial Measures, the domestic enterprises falling within the scope of filing that have been listed overseas or met the following circumstances are existing enterprises: Before the effectiveness of the Trial Measures, the application for indirect overseas issuance and listing has been agreed by the overseas regulators or overseas stock exchanges (such as having passed the hearing on the Hong Kong market or registration become effective as agreed on the U.S. market, etc.), and it is not required to perform issuance and listing supervision procedures of the overseas regulators or overseas stock exchanges (such as rehearing on the Hong Kong market, etc.), and the overseas issuance and listing shall have been completed by September 30, 2023. According to the above regulations, the Company is an existing enterprise, which is not required to file at this time, and a filing should be made as required if it involves refinancing and other filing matters.

As of the date of this Quarterly Report, we believe we and our PRC subsidiaries are not required to obtain any permission from PRC authorities (including the CSRC and the CAC) to operate our PRC subsidiaries’ business as presently conducted or continue being listed on Nasdaq. Therefore, as of the date of this Quarterly Report, we and our PRC subsidiaries have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing or offering and, as such, no such permission or approval has been granted or denied. However, if it fails to comply with the Trial Measures during future issuance of securities or listing on other stock exchanges outside of China, we may be subjected sanctions imposed by the PRC regulatory authorities, and our reputation, financial condition, and results of operations may be materially and adversely affected.

To the extent cash in the business is in the PRC/Hong Kong or a PRC/Hong Kong entity, the funds may not be available to fund operations or for other use outside of the PRC/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of our Company or our subsidiaries by the PRC government to transfer cash.

Relevant mainland PRC laws and regulations permit the companies in mainland China to pay dividends only out of their respective retained earnings, if any, as determined in accordance with mainland China accounting standards and regulations. Additionally, each of the companies in mainland China are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, in order for us to pay dividends to our shareholders, we may rely on payments made from our mainland PRC subsidiaries to their respective shareholders and then to our Company. If these entities incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us.

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

As of the date of this Quarterly Report, there are no restrictions or limitations imposed by the Hong Kong government on the transfer of capital within, into, and out of Hong Kong (including funds from Hong Kong to mainland China), except for the transfer of funds involving money laundering and criminal activities. However, there is no guarantee that the Hong Kong government will not promulgate new laws or regulations that may impose such restrictions in the future. If there is a significant change to current political arrangements between mainland China and Hong Kong, or the applicable laws, regulations, or interpretations change, our Hong Kong subsidiary may become subject to PRC laws or authorities. As a result, our Hong Kong subsidiary could be subject to similar government controls on the convertibility of foreign currency and the remittance of currency out of Hong Kong as described above.

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

Certain internet platforms in China have reportedly become subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Quarterly Report, we have not been included within the definition of “operator of critical information infrastructure” by a competent authority, nor have we been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, if we are deemed to be a critical information infrastructure operator or an online platform operator that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review in the future.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us and/or our PRC subsidiaries, which may have material adverse effect on our business, financial condition or results of operations. As of the date of this Quarterly Report, we and our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and we and our PRC subsidiaries have not received any inquiry, notice, warning, or sanction in such respect.

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

As of the date of this Quarterly Report, we do not expect that the current PRC laws on cybersecurity or data security would have a material adverse impact on our business operations. However, as the scope of the PRC Data Security Law is broad and includes the collection, storage, use, processing, transmission, availability and disclosure of data, among others, and uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we and our PRC subsidiaries will comply with such regulations in all respects and we and/or our PRC subsidiaries may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. Any directly liable person within our Company for violations or alleged violations of the PRC Data Security Law may become subject to fines. We and/or our PRC subsidiaries may also become subject to fines and/or other sanctions that may have material adverse effect on our business, operations and financial condition.

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

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our PRC entities by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our PRC subsidiaries, are subject to PRC regulations. The sum of accumulated medium and long-term foreign debts and the balance of short-term foreign debts to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with State Administration of Foreign Exchange, or SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, are subject to the requirement of making necessary reports in Foreign Investment Comprehensive Management Information System, and registration with other government authorities in China. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

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

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. As of the date of this Quarterly Report, we have not entered into any material hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

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

Our auditor, Enrome LLP, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards and was not identified in PCAOB’s determination report as a firm subject to the PCAOB’s determination. Enrome LLP is headquartered in Singapore and is subject to inspection by the PCAOB.

If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the Holding Foreign Companies Accountable Act, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair or completely hinder your ability to sell or purchase our ordinary shares when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our ordinary shares or render them worthless. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2025 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month period ended June 30, 2025.

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

Greenland Technologies Holding Corp.

Date: August 13, 2025	/s/ Raymond Z. Wang
Raymond Z. Wang
Chief Executive Officer and President