Form 10-Q
period 2025-09-30
Greenland Technologies Holding Corp.
filed 2025-11-07
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 7, 2025, there were 17,394,226 ordinary shares of the registrant outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

PAGE	F-1-F-2	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

PAGE	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

PAGE	F-7-F-29	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(IN U.S. DOLLARS)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$3,942,129	$6,659,142
Restricted cash	-	1,952,653
Short term investment	29,098,513	18,535,354
Notes receivable	16,464,334	22,736,700
Accounts receivable, net	21,551,378	15,796,423
Inventories, net	23,860,032	23,378,090
Due from related parties-current, net	1,082,594	235,497
Advance to suppliers	1,523,765	1,810,157
Prepayments and other current assets	1,468,681	1,542,743
Total Current Assets	$98,991,426	$92,646,759

Non-current asset
Property, plant, equipment and construction in progress, net	12,283,577	13,140,534
Land use rights, net	3,287,991	3,269,999
Intangible assets	33,803	89,959
Deferred tax assets	437,287	426,485
Right-of-use assets	1,241,342	1,624,290
Fixed deposit	6,906,766	4,130,514
Other non-current assets	243,077	247,655
Total non-current assets	$24,433,843	$22,929,436
TOTAL ASSETS	$123,425,269	$115,576,195

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024 (Continued)

(IN U.S. DOLLARS)

	September 30,	December 31,
	2025	2024

Current Liabilities
Notes payable-bank acceptance notes	$14,295,547	$19,366,241
Accounts payable	27,657,142	23,102,944
Taxes payables	2,061,033	1,200,681
Customer deposits	297,185	328,873
Due to related parties	3,832,249	9,037,543
Other current liabilities	2,484,741	3,985,008
Lease liabilities	549,338	516,673
Total current liabilities	$51,177,235	$57,537,963

Non-current liabilities
Lease liabilities	751,953	1,167,941
Deferred revenue	1,122,256	1,263,180
Warrant liability	521,838	2,338,223
Total non-current liabilities	$2,396,047	$4,769,344
TOTAL LIABILITIES	$53,573,282	$62,307,307

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 17,394,226 and 13,594,530 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	-	-
Additional paid-in capital	34,423,805	27,470,361
Statutory reserves	3,842,331	3,842,331
Retained earnings	39,113,142	32,602,105
Accumulated other comprehensive loss	(1,958,966)	(3,707,100)
Total shareholders’ equity attributed to Greenland Technologies Holding Corporation and subsidiaries	$75,420,312	$60,207,697
Non-controlling interest	(5,568,325)	(6,938,809)
TOTAL SHAREHOLDERS’ EQUITY	$69,851,987	$53,268,888

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$123,425,269	$115,576,195

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues	$23,401,597	$18,834,093	$66,798,947	$64,574,944
Cost of goods sold	15,828,001	13,868,406	46,813,620	47,188,133
Gross profit	7,573,596	4,965,687	19,985,327	17,386,811
Selling expenses	432,575	397,444	1,768,150	1,412,086
General and administrative expenses	1,514,734	1,202,242	9,580,264	4,585,163
Research and development expenses	560,668	437,978	1,085,845	2,548,765
Total operating expenses	$2,507,977	$2,037,664	$12,434,259	$8,546,014
INCOME FROM OPERATIONS	$5,065,619	$2,928,023	$7,551,068	$8,840,797
Interest income	429,159	237,333	741,116	622,278
Interest expense	-	(9,477)	-	(89,325)
Change in fair value of the warrant liability	1,525,352	(2,661,012)	1,816,385	243,312
Other income	485,857	208,676	927,677	1,023,713
INCOME BEFORE INCOME TAX	$7,505,987	$703,543	$11,036,246	$10,640,775
INCOME TAX EXPENSE	920,297	344,250	2,647,492	839,050
NET INCOME	$6,585,690	$359,293	$8,388,754	$9,801,725
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	853,168	1,043,684	1,877,717	3,333,003
NET INCOME (LOSS) ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$5,732,522	$(684,391)	$6,511,037	$6,468,722
OTHER COMPREHENSIVE INCOME:	526,419	2,153,895	1,915,421	840,761
Unrealized foreign currency translation income attributable to Greenland Technologies Holding Corporation and subsidiaries	482,376	1,530,392	1,748,134	579,199
Unrealized foreign currency translation income attributable to non-controlling interest	44,043	623,503	167,287	261,562
Total comprehensive income attributable to Greenland technologies holding corporation and subsidiaries	6,214,898	846,001	8,259,171	7,047,921
Total comprehensive income attributable to noncontrolling interest	897,211	1,667,187	2,045,004	3,594,565
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	17,394,226	13,594,530	15,724,030	13,594,530
Basic and diluted	0.33	(0.05)	0.41	0.48

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares		Additional	Accumulated Other			Non-	Total
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	controlling	Shareholders’
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	Interest	Equity
Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$573,171	$50,653,401
Net income	-	-	-	-	-	2,502,203	1,067,045	3,569,248
Foreign currency translation adjustment	-	-	-	(653,808)	-	-	(254,954)	(908,762)
Balance as of March 31, 2024	13,594,530	-	$30,286,560	$(3,237,602)	3,842,331	$21,037,336	$1,385,262	$53,313,887
Net income	-	-	-	-	-	4,650,910	1,222,274	5,873,184
Foreign currency translation adjustment	-	-	-	(297,385)	-	-	(106,987)	(404,372)
Balance as of June 30, 2024	13,594,530	-	$30,286,560	(3,534,987)	3,842,331	25,688,246	2,500,549	58,782,699
Net (loss) income	-	-	-	-	-	(684,391)	1,043,684	359,293
Foreign currency translation adjustment	-	-	-	1,530,392	-	-	623,503	2,153,895
Balance as of September 30, 2024	13,594,530	-	$30,286,560	(2,004,595)	3,842,331	25,003,855	4,167,736	61,295,887

Balance as of December 31, 2024	13,594,530	-	$27,470,361	$(3,707,100)	3,842,331	$32,602,105	$(6,938,809)	$53,268,888
Net income	-	-	-	-	-	4,003,783	559,053	4,562,836
Dividend	-	-	-	-	-	-	(188,222)	(188,222)
Foreign currency translation adjustment	-	-	-	412,136	-	-	35,960	448,096
Balance as of March 31, 2025	13,594,530	-	$27,470,361	$(3,294,964)	3,842,331	$36,605,888	$(6,532,018)	$58,091,598
Issuance of incentive common stocks award	3,799,696	-	6,953,444	-	-	-	-	6,953,444
Net loss (income)	-	-	-	-	-	(3,225,268)	465,496	(2,759,772)
Foreign currency translation adjustment	-	-	-	853,622	-	-	87,284	940,906
Balance as of June 30, 2025	17,394,226	-	$34,423,805	(2,441,342)	3,842,331	33,380,620	(5,979,238)	63,226,176
Net income	-	-	-	-	-	5,732,522	853,168	6,585,690
Dividend	-	-	-	-	-	-	(486,298)	(486,298)
Foreign currency translation adjustment	-	-	-	482,376	-	-	44,043	526,419
Balance as of September 30, 2025	17,394,226	-	$34,423,805	(1,958,966)	3,842,331	39,113,142	(5,568,325)	69,851,987

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED, IN U.S. DOLLARS)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,388,754	$9,801,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,558,802	1,652,894
Amortization of deferred revenue	(170,494)	(171,025)
Increase in allowance for credit losses	-	570,111
Decrease in provision for inventories	-	(120,385)
Change in fair value of warrant liability	(1,816,385)	(243,312)
Deferred tax assets	-	(218,607)
Stock based compensation expense	6,953,444	-
Non-cash lease expenses	459,323	417,581
Accrued interest income derived from loan to related parties	(7,097)	(2,385)
Accrued expense	(2,002,502)	1,007,652
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(5,302,749)	(4,103,084)
Notes receivable	6,752,317	(222,638)
Inventories	60,185	3,067,395
Advance to suppliers	288,242	(337,532)
Other current and noncurrent assets	(12,077,748)	(1,796,856)
Increase (Decrease) In:
Accounts payable	3,940,411	753,849
Customer deposits	(35,202)	278,003
Other current liabilities	451,110	(944,133)
Income tax payable	818,321	-
Lease liabilities	(459,698)	(405,757)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,799,034	$8,983,496

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment	$(265,467)	$(1,416,348)
Loan payment to third parties	(692,511)	(694,666)
Repayment of loans lend to third parties	277,004	-
NET CASH USED IN INVESTING ACTIVITIES	$(680,974)	$(2,111,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$-	$5,557,331
Repayments of short-term bank loans	-	(8,558,290)
Notes payable	(5,483,304)	(11,387,545)
Proceeds from related parties	160,000	-
Repayment of loans from related parties	(6,262,465)	-
Dividend paid	(674,520)	-
NET CASH USED IN FINANCING ACTIVITIES	$(12,260,289)	$(14,388,504)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(5,142,229)	$(7,516,022)
Effect of exchange rate changes on cash	472,563	52,116
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	8,611,795	28,189,387
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,942,129	$20,725,481
Bank balances and cash at end of period	3,942,129	17,633,936
Bank balances and cash included in assets classified as restricted cash at end of period	-	3,091,545

Supplemental Disclosure of Cash Flow Information
Income taxes paid	2,184,151	1,378,817
Interest paid	-	50,404

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the nine months ended September 30, 2025 and 2024, Greenland sold an aggregate of 123,856 and 114,075 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

The Company’s Shareholders

As of September 30, 2025, Trendway Capital Limited owned 34.56% of Greenland’s outstanding ordinary shares. Trendway Capital Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. On November 25, 2024, Jiuhe withdrew its investment in Zhejiang Zhongchai. As a result, the equity interests in Zhejiang Zhongchai was redistributed between Zhongchai Holding and Jiuxin. As of September 30, 2025, Zhongchai Holding owned approximately 89.47% of the equity interests and Jiuxin owned approximately 10.53% of the equity interests.

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

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of September 30, 2025, are as follows:

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	As of
	September 30, 2025	December 31, 2024
Period end RMB: US$ exchange rate	7.1190	7.2993

	For the nine months ended September 30,
	2025	2024
Period average RMB: US$ exchange rate	7.2201	7.2150

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

The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,942,129	$6,659,142
Restricted cash	-	1,952,653
Cash, cash equivalents and restricted cash	$3,942,129	$8,611,795

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short term investment, accounts receivable, notes receivables, due from/to a related party, other receivables, fixed deposit, accounts payables, other payables, and warrant liability, approximate the fair value of the respective assets and liabilities as of September 30, 2025 and December 31, 2024 owing to their short-term or present value nature or present value of the assets and liabilities. For operating lease liabilities and financing lease liabilities, fair value approximates their carrying value at the year-end as the fair value is estimated by used discounted cash flow, in which interest rates used to discount the host contracts approximate market rates. For the nine months end June 30, 2025 and 2024, there are no transfers between different levels of inputs used to measure fair value.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$29,098,513	-	-	$29,098,513
Warrants liability	-	521,838	-	521,838

Total	$29,098,513	521,838	-	$29,620,351

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $1.52 million and $1.81 million as of September 30, 2025 and December 31, 2024, respectively.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the nine months ended September 30, 2025 and 2024.

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

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liabilities adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of September 30, 2025 and December 31, 2024.

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

Contracts with Customers and Performance Obligations

The Company’s contracts with customers are primarily purchase orders for the sale of its transmission products. These contracts have commercial substance and are short-term in nature, with a contract term of one year or less. The transaction price in these contracts is fixed, based on the agreed-upon unit price and quantity. Payment is typically due within two months after the customer's acceptance of the goods. The Company has concluded that the promise to transfer each unit of product is the only performance obligation in these contracts. This promise is distinct, as the customer can benefit from the product either on its own or together with other readily available resources, and the Company’s promise to transfer the good is separately identifiable from any other promises in the contract (as defined by ASC 606-10-25-19). The Company’s standard warranty is not assessed as a separate performance obligation as it does not provide a service beyond assuring that the product complies with agreed-upon specifications.

Contract assets

A contract asset is the right to consideration in exchange for goods or services transferred to the customer. If the Company performs by transferring goods or services to a customer before the customer pays consideration or before payment is due, a contract asset is recognized for the earned consideration that is conditional. The Company does not have contract assets for the years presented.

Contract liabilities

The contract liabilities represent consideration that the Company has received but has not satisfied the related performance obligations. Contract liabilities primarily relate to the payments received for product selling in advance of revenue recognition and deferred revenue, primarily related to government subsidies received in advance of satisfying the related performance conditions. The decrease in deferred revenue is primarily due to the recognition of grant income as the associated qualifying conditions were met during the period.

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

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the nine months ended September 30, 2025 and 2024. The total sales return amount accounted for around 0.11% of the total revenue of Greenland for the nine months ended September 30, 2025 and 2024. The total warrants expenditures amount accounted for around 0.21% and 0.48% of the total revenue of Greenland for the nine months ended September 30, 2025 and 2024, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth disaggregation of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
Major Products	2025	2024	2025	2024
Transmission boxes for Forklift	$22,732,648	$18,126,164	$64,684,975	$60,936,495
Transmission boxes for Non-Forklift (Electric Vehicles, etc.)	668,949	707,929	2,113,972	3,638,449
Total	$23,401,597	$18,834,093	$66,798,947	$64,574,944

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $0.56 million and $0.44 million for the three months ended September 30, 2025 and 2024, respectively. Research and development costs are expensed as incurred and totaled approximately $1.09 million and $2.55 million for the nine months ended September 30, 2025 and 2024, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the deferred revenue were $1.12 million and $1.26 million as of September 30, 2025 and December 31, 2024, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2025 and December 31, 2024, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2025 and December 31, 2024. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2025 and December 31, 2024.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty and Risks

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of September 30, 2025, cash and cash equivalents of $10,831,842 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of September 30, 2025, no customer accounted for more than 10% of total accounts receivable. As of December 31, 2024, two customers accounted for 12.78% and 10.33% of total accounts receivable, respectively.

For the nine months ended September 30, 2025, one customer accounted for 15.31% of total revenue. For the nine months ended September 30, 2024, two customers accounted for 13.81% and 12.55% of total revenue, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2025 and 2024, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, they are recorded as warrant liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as a non-cash gain or loss in the statement of operations and comprehensive income.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: Introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset, thereby reducing the need for complex macroeconomic forecasts. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: Modernizes the accounting for internal-use software costs by removing all references to prescriptive software development stages and introducing a single capitalization threshold based on management’s authorization and commitment to fund the project, and the probability of completion. The amendments also incorporate website development cost guidance into Subtopic 350-40 and clarify disclosure requirements. The new guidance is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively, retrospectively, or using a modified transition approach. The Company is evaluating the impact of the adoption of this guidance.

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

NOTE 3 – SHORT TERM INVESTMENT

As of September 30, 2025 and December 31, 2024, the Company’s short term investment amounted to $29,098,513 and $18,535,354, respectively. During the nine months ended September 30, 2025, the Company purchased bank management products in a total amount of $27,908,201 (RMB201,500,000). As of September 30, 2025, the fair value of the Company’s bank management products was $29,098,513 (RMB207,152,312).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the nine months ended September 30,
	2025		2024
Major customers representing more than 10% of the Company’s revenues
Company A	$10,229,593	15.31%	$8,917,263	13.81%
Company B	6,665,343	9.98%	8,101,045	12.55
Total Revenues	$16,894,936	25.29%	$17,018,308	26.36%

	As of
	September 30, 2025		December 31, 2024
Major customers of the Company’s accounts receivable, net
Company A	1,886,872	8.76%	1,631,916	10.33%
Company B	1,783,577	8.28%	2,018,589	12.78%
Company C	1,151,649	5.34%	861,405	5.45%
Company D	963,121	4.47%	546,310	3.46%
Company E	935,568	4.34%	-	-%
Company F	885,019	4.11%	292,779	1.85%
Company G	810,988	3.75%	985,379	6.24%
Total	$8,416,794	39.05%	$6,336,378	40.11%

Accounts receivable from the Company’s major customers accounted for 39.05% and 40.11% of total accounts receivable balances as of September 30, 2025 and December 31, 2024, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	September 30, 2025	December 31, 2024
Accounts receivable	$21,551,378	$15,796,423
Less: allowance for expected credit losses	-	-
Accounts receivable, net	$21,551,378	$15,796,423

Changes in the allowance for expected credit losses are as follows:

	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024
Beginning balance	$-	$867,865
Reversal of provision charged to expense	-	(856,311)
Effect of foreign exchange change	-	(11,554)
Ending balance	$-	$-

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of September 30, 2025 and December 31, 2024, inventories consisted of the following

	As of
	September 30, 2025	December 31, 2024
Raw materials	$9,067,059	$9,686,506
Revolving material	1,212,048	1,096,125
Consigned processing material	47,158	27,998
Work-in-progress	2,323,016	1,739,535
Finished goods	11,758,796	11,369,347
Less: inventory impairment	(548,045)	(541,421)
Inventories, net	$23,860,032	$23,378,090

Changes in the inventory reserves are as follows:

	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024
Beginning balance	$541,421	$638,932
Carry forward	-	(88,966)
Effect of foreign exchange change	6,624	(8,545)
Ending balance	$548,045	$541,421

NOTE 7 – NOTES RECEIVABLE

	As of
	September 30, 2025	December 31, 2024
Bank notes receivable:	$14,604,189	$21,377,522
Commercial notes receivable	1,860,145	1,359,178
Total	$16,464,334	$22,736,700

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to nine months from the date of issuance. As of September 30, 2025, the Company pledged notes receivable for an aggregate amount of $3.29 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $1.83 million. As of December 31, 2024, the Company pledged notes receivable for an aggregate amount of $13.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $12.86 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the nine months ended September 30, 2025 and 2024, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of September 30, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Buildings	$11,397,299	$11,132,258
Machinery	23,030,014	22,220,209
Motor vehicles	335,655	327,514
Electronic equipment	263,978	242,630
Total property plant and equipment, at cost	35,026,946	33,922,611

Less: accumulated depreciation	(22,743,369)	(20,787,963)
Property, plant and equipment, net	$12,283,577	$13,134,648
Construction in process	-	5,886
Total	$12,283,577	$13,140,534

For the nine months ended September 30, 2025 and 2024, depreciation expense amounted to $1.44 million and $1.52 million, respectively, of which $0.83 million and $0.98 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense and research and development expenses, respectively.

For the nine months ended September 30, 2025 and 2024, $0.01 million and $0.41 million of construction-in-progress was converted into property, plant and equipment.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Land use rights, cost	$4,321,759	$4,215,007
Less: Accumulated amortization	(1,033,768)	(945,008)
Land use rights, net	$3,287,991	$3,269,999

For the nine months ended September 30, 2025 and 2024, amortization expense amounted to $0.06 million and $0.06 million, respectively, which was included in general and administrative expense.

Estimated future amortization expense is as follows as of September 30, 2025:

Years ending September 30,	Amortization expense
2026	$85,225
2027	85,225
2028	85,225
2029	85,225
2030	85,225
Thereafter	2,861,866
Total	$3,287,991

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of September 30, 2025 and December 31, 2024, fixed deposit consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Three-year bank deposit	$6,906,766	$4,130,514
Total	$6,906,766	$4,130,514

All fixed deposit were deposited in local banks in the PRC and the deposit term is three years. The term deposit from Bank of Ningbo carries an annual interest rate of 3.20% during the term, with the certificate maturing on September 21, 2026. The term deposit from China Zheshang Bank offers an annual interest rate of 3.25% during the term, and this certificate will mature on February 17, 2026.

NOTE 11 – NOTES PAYABLE

	As of
	September 30, 2025	December 31, 2024
Bank acceptance notes	$14,295,547	$19,366,241
Total	$14,295,547	$19,366,241

The interest-free notes payable, ranging from nine months to one year from the date of issuance, were secured by $0.00 million and $1.95 million restricted cash, and $3.29 million and $13.85 million notes receivable, as of September 30, 2025 and December 31, 2024, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The interest charge of notes payable is free.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	September 30, 2025	December 31, 2024
Procurement of Materials	$27,062,205	$22,804,612
Infrastructure& Equipment	229,443	209,899
Freight fee	365,494	88,433
Total	$27,657,142	$23,102,944

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	September 30, 2025	December 31, 2024
Employee payables	102,513	1,049,994
Other tax payables	530,232	272,632
Other payable*	1,058,469	834,753
Accrued expenses	793,527	1,827,629
Total	$2,484,741	$3,985,008

*	Other payables mainly consist of utility expenses, consulting fee and a third-party loan. As of September 30, 2025, other payables included an unsecured third-party loan amounting to $450,000, bearing an annual interest rate of 15% and will mature at the end of 2025. The loan was originated on December 26, 2024.

NOTE 14 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	September 30, 2025	December 31, 2024
Subsidy	1,122,256	1,263,180
Total	$1,122,256	$1,263,180

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of September 30, 2025, grant income decreased by $0.14 million, as compared to December 31, 2024. The change was mainly due to timing of incurring qualifying expenses.

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

Supplemental balance sheet information related to leases as of September 30, 2025 and December 31, 2024 is as follows:

	As of
	September 30, 2025	December 31, 2024
Assets:
Right-of-use assets	$1,241,342	$1,624,290
Liabilities:
Lease liabilities	$549,338	$516,673
Lease liabilities	751,953	1,167,941
Total operating lease liabilities	$1,301,291	$1,684,614
Lease term and discount rate
Weighted average remaining lease term (in years)	2.17	2.92
Weighted average discount rate	4.51	4.36

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the nine months ended September 30,
	2025	2024
Components of lease expense:
Operating lease expense	$459,323	$417,581
Total lease expense	$459,323	$417,581

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2025:

For the years ending September 30,	Operating Leases
2026	$602,020
2027	619,552
2028	157,878
Total lease payments	$1,379,450
Less: imputed interest	(78,159)
Present value of lease liabilities	1,301,291

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants September 30, 2025	Ordinary Share Warrants December 31, 2024

Share price	$1.32	$1.94
Exercise price	$4.49	$4.49
Expected term (years)	1.16	1.54
Risk-free interest rate	3.96%	4.2%
Expected volatility	90.00%	100.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	September 30, 2025	December 31, 2024
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$521,838	$2,338,223

The fair value of the warrants was classified as a liability of $2,338,223 as of December 31, 2024. For the nine months ended September 30, 2025, the Company recognized a gain of $1,816,385 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $521,838 for the investor warrant, collectively, as of September 30, 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of September 30, 2025 and December 31, 2024, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 17,394,226 and 13,594,530 ordinary shares issued and outstanding, respectively.

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

As of September 30, 2025, there were no warrants outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to the Greenland Technologies Holding Corporation and subsidiaries	$5,732,522	$(684,391)	$6,511,037	$6,468,722
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	17,394,226	13,594,530	15,724,030	13,594,530
Diluted effect of stock options and warrants	—	—	—	—
Weighted average shares used in diluted computation	17,394,226	13,594,530	15,724,030	13,594,530
Basic and diluted net income per share	$0.33	$(0.05)	0.41	0.48

For the nine months ended September 30, 2025 and 2024, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Domestic Sales	$22,975,249	$18,666,444	$65,490,257	$62,719,017
International Sales	426,348	167,649	1,308,690	1,855,927
Total	$23,401,597	$18,834,093	$66,798,947	$64,574,944

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the nine months ended September 30, 2025 was 23.99%. The effective tax rate for the nine months ended September 30, 2025 was higher than the PRC tax rate of 25.0% primarily due to stock-based expenses incurred by the Company that are not deductible for PRC income tax.

The effective tax rates on income before income taxes for the nine months ended September 30, 2024 was 7.89%. The effective tax rate for the nine months ended September 30, 2024 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of September 30, 2025 and December 31, 2024, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

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

The following are the aggregate non-cancellable future minimum lease payments under operating leases as of September 30, 2025:

For the year ending September 30,	Operating Leases
2026	$20,790
Total lease payments	$20,790

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manger of Zhejiang Zhongchai
Cenntro Inc.	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	September 30, 2025	December 31, 2024
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$2,599	$2,534
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,393,581	2,392,961
Xinchang County Jiuhe Investment Management Partnership (LP)[5]	-	5,205,979
Total	$3,832,249	$9,037,543

All balances of due to related parties as of September 30, 2025 and December 31, 2024 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of September 30, 2025 and December 31, 2024 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

5	Total dividend payment of $4.7 million declared by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) and refund by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) of $5.85 million due to its termination of investment in Zhejiang Zhongchai. As of September 30, 2025, the balance was nil.

	As of
	September 30,	December 31,
	2025	2024
Due from related parties-current:
Cenntro Inc.	840,000	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	242,594	235,497
Total	$1,082,594	$235,497

The balance of due from related parties as of September 30, 2025 and December 31, 2024 consisted of:

Due from Cenntro Inc. was $0.84 million and nil as of September 30, 2025 and December 31, 2024, respectively. The amount of due from this related party represents a loan with an annual interest rate of 7.5% and will mature before April 14, 2026.

Due from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.24 million as of September 30, 2025 and December 31, 2024. The amount of due from this related party represents a loan with annual interest rate of 4.785%.

(b) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the nine months ended September 30, 2025 and 2024 are listed below:

	For the nine months ended September 30,
	2025	2024
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	$674,520	-

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is November 7, 2025. All subsequent events requiring recognition as of September 30, 2025 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

Through its PRC subsidiaries, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue increased from approximately $64.57 million for the nine months ended September 30, 2024 to $66.80 million for the nine months ended September 30, 2025. The increase in revenue was primarily the result of an increase of approximately $2.22 million in the Company’s sales volume of transmission products for the nine months ended September 30, 2025. Based on the revenues for the nine months ended September 30, 2025 and 2024, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the nine months ended September 30, 2025 and 2024, Greenland sold an aggregate of 123,856 and 114,075 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

Results of Operations

For the three months ended September 30, 2025 and 2024

Overview

	For the three months ended September 30
	2025	2024	Change	Variance

Revenues	$23,401,597	$18,834,093	$4,567,504	24.3%
Cost of Goods Sold	15,828,001	13,868,406	1,959,595	14.1%
Gross Profit	7,573,596	4,965,687	2,607,909	52.5%
Selling expenses	432,575	397,444	35,131	8.8%
General and administrative expenses	1,514,734	1,202,242	312,492	26.0%
Research and development expenses	560,668	437,978	122,690	28.0%
Total Operating Expenses	2,507,977	2,037,664	470,313	23.1%
Income from operations	5,065,619	2,928,023	2,137,596	73.0%
Interest income	429,159	237,333	191,826	80.8%
Interest expenses	-	(9,477)	9,477	(100.0)%
Change in fair value of the warrant liability	1,525,352	(2,661,012)	4,186,364	(157.3)%
Other income	485,857	208,676	277,181	132.8%
Income before income tax	7,505,987	703,543	6,802,444	966.9%
Income tax	920,297	344,250	576,047	167.3%
Net income	6,585,690	359,293	6,226,397	1,733.0%

Components of Results of Operations

	For the three months ended September 30
Component of Results of Operations	2025	2024
Revenues	$23,401,597	$18,834,093
Cost of Goods Sold	15,828,001	13,868,406
Gross Profit	7,573,596	4,965,687
Operating Expenses	2,507,977	2,037,664
Net Income	6,585,690	359,293

Revenue

Greenland’s revenue was approximately $23.40 million for the three months ended September 30, 2025, representing an increase of approximately $4.57 million, or 24.3%, as compared to that of approximately $18.83 million for the three months ended September 30, 2024. The increase in revenue was primarily the result of an increase of approximately $4.61 million in the Company’s sales volume of transmission products for the three months ended September 30, 2025. On an RMB basis, our revenue for the three months ended September 30, 2025 increased by approximately 25.9% as compared to that for the three months ended September 30, 2024.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $15.83 million for the three months ended September 30, 2025, representing an increase by approximately $1.96 million, or 14.1%, as compared to that of approximately $13.87 million for the three months ended September 30, 2024. Cost of goods sold increased due to the increase in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $7.57 million for the three months ended September 30, 2025, representing an increase by approximately $2.61 million, or 52.5%, as compared to that of approximately $4.97 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, Greenland’s gross margins were approximately 32.4% and 26.4%, respectively. The increase in gross profit in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the increase in our sales volume and a decrease in raw material costs.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.43 million for the three months ended September 30, 2025, representing an increase of approximately $0.03 million, or 8.8%, as compared to approximately $0.40 million for the three months ended September 30, 2024. The increase in selling expenses was mainly due to an increase in the after-sales service fees for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.51 million for the three months ended September 30, 2025, representing an increase of approximately $0.31 million, or 26.0%, as compared to that of approximately $1.20 million for the three months ended September 30, 2024. The increase in general and administrative expenses was mainly due to the increase of approximately $0.20 million in employee compensation and the increase of approximately $0.11 million in professional fees for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.56 million for the three months ended September 30, 2025, representing an increase of approximately $0.12 million, or 28.0%, as compared to that of approximately $0.44 million for the three months ended September 30, 2024. Such increase was primarily attributable to a significant increase in the Company’s R&D activities during the three months ended September 30, 2025.

Income from Operations

Income from operations for the three months ended September 30, 2025 was approximately $5.07 million, representing an increase of approximately $2.14 million, as compared to that of approximately $2.93 million for the three months ended September 30, 2024.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.43 million for the three months ended September 30, 2025, representing an increase of approximately $0.19 million, or 80.8%, as compared to that of approximately $0.24 million for the three months ended September 30, 2024. The increase in interest income was because more cash was deposited in banks during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Greenland’s interest expenses were nil for the three months ended September 30, 2025, representing a decrease of approximately $0.01 million, or 100.0%, as compared to that of approximately $0.01 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in the aggregate amount of our short-term loans for the three months ended September 30, 2025, compared to that for the three months ended September 30, 2024.

Other Income

Greenland’s other income was approximately $0.49 million for the three months ended September 30, 2025, representing an increase of approximately $0.28 million, or 132.8%, as compared to approximately $0.21 million for the three months ended September 30, 2024. The increase was primarily due to an increase in grant income for the three months ended September 30, 2025, compared to those for the three months ended September 30, 2024.

Income Taxes

Greenland’s income tax was approximately $0.92 million for the three months ended September 30, 2025, as compared to that of approximately $0.34 million for the three months ended September 30, 2024.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for the three months ended September 30, 2025 and 2024 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s “high-tech enterprise” status has been recently renewed and will be subject to re-evaluation at end of 2028.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2025.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of September 30, 2025.

Net Income

Our net income was approximately $6.59 million for the three months ended September 30, 2025, representing an increase of approximately $6.23 million, as compared to that of approximately $0.36 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024

Overview

	For the nine months ended September 30
	2025	2024	Change	Variance

Revenues	$66,798,947	$64,574,944	$2,224,003	3.4%
Cost of Goods Sold	46,813,620	47,188,133	(374,513)	(0.8)%
Gross Profit	19,985,327	17,386,811	2,598,516	14.9%
Selling expenses	1,768,150	1,412,086	356,064	25.2%
General and administrative expenses	9,580,264	4,585,163	4,995,101	108.9%
Research and development expenses	1,085,845	2,548,765	(1,462,920)	(57.4)%
Total Operating Expenses	12,434,259	8,546,014	3,888,245	45.5%
Income from operations	7,551,068	8,840,797	(1,289,729)	(14.6)%
Interest income	741,116	622,278	118,838	19.1%
Interest expenses	-	(89,325)	89,325	(100.0)%
Change in fair value of the warrant liability	1,816,385	243,312	1,573,073	646.5%
Other income	927,677	1,023,713	(96,036)	(9.4)%
Income before income tax	11,036,246	10,640,775	395,471	3.7%
Income tax	2,647,492	839,050	1,808,442	215.5%
Net income	8,388,754	9,801,725	(1,412,971)	(14.4)%

Components of Results of Operations

	For the nine months ended September 30
Component of Results of Operations	2025	2024

Revenues	$66,798,947	$64,574,944
Cost of Goods Sold	46,813,620	47,188,133
Gross Profit	19,985,327	17,386,811
Operating Expenses	12,434,259	8,546,014
Net Income	8,388,754	9,801,725

Revenue

Greenland’s revenue was approximately $66.80 million for the nine months ended September 30, 2025, representing an increase of approximately $2.23 million, or 3.4%, as compared to that of approximately $64.57 million for the nine months ended September 30, 2024. The increase in revenue was primarily a result of the increase in the Company’s sales volume of transmission products for the nine months ended September 30, 2025. On an RMB basis, our revenue for the nine months ended September 30, 2025 increased by approximately 4.2% as compared to that for the nine months ended September 30, 2024.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $46.81 million for the nine months ended September 30, 2025, representing a decrease by approximately $0.38 million, or 0.8%, as compared to that of approximately $47.19 million for the nine months ended September 30, 2024. Cost of goods sold decreased due to the decrease in raw material costs.

Gross Profit

Greenland’s gross profit was approximately $19.99 million for the nine months ended September 30, 2025, representing an increase by approximately $2.60 million, or 14.9%, as compared to that of approximately $17.39 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, Greenland’s gross margins were approximately 29.9% and 26.9%, respectively. The increase in gross profit in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the increase in our sales volume and the decrease in raw material costs.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $1.77 million for the nine months ended September 30, 2025, representing an increase of approximately $0.36 million, or 25.2%, as compared to approximately $1.41 million for the nine months ended September 30, 2024. The increase was mainly due to an increase in the after-sales service fees for the nine months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $9.58 million for the nine months ended September 30, 2025, representing an increase of approximately $4.99 million, or 108.9%, as compared to that of approximately $4.59 million for the nine months ended September 30, 2024. The increase in general and administrative expenses was mainly due to the increase in stock-based compensation expense, offset by the decrease in quality assurance cost for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. On May 1, 2025, we issued a total of 3,799,696 ordinary shares and recorded stock-based compensation of approximately $6.95 million.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.09 million for the nine months ended September 30, 2025, representing a decrease of approximately $1.46 million, or 57.4%, as compared to that of approximately $2.55 million for the nine months ended September 30, 2024. Such decrease was primarily attributable to a significant decrease in the Company’s R&D activities during the nine months ended September 30, 2025.

Income from Operations

Income from operations for the nine months ended September 30, 2025 was approximately $7.55 million, representing a decrease of approximately $1.29 million, as compared to that of approximately $8.84 million for the nine months ended September 30, 2024.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.74 million for the nine months ended September 30, 2025, representing an increase of approximately $0.12 million, or 19.1%, as compared to that of approximately $0.62 million for the nine months ended September 30, 2024. The increase in interest income was because more cash was deposited in banks during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Greenland’s interest expenses were nil for the nine months ended September 30, 2025, representing a decrease of approximately $0.09 million, or 100.0%, as compared to that of approximately $0.09 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in the aggregate amount of our short-term loans for the nine months ended September 30, 2025, compared to that for the nine months ended September 30, 2024.

Other Income

Greenland’s other income was approximately $0.93 million for the nine months ended September 30, 2025, representing a decrease of approximately $0.09 million, or 9.4%, as compared to approximately $1.02 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in income VAT deduction for the nine months ended September 30, 2025, compared to that for the nine months ended September 30, 2024.

Income Taxes

Greenland’s income tax was approximately $2.65 million for the nine months ended September 30, 2025, as compared to that of approximately $0.84 million for the nine months ended September 30, 2024.

Net Income

Our net income was approximately $8.39 million for the nine months ended September 30, 2025, representing a decrease of approximately $1.41 million, as compared to that of approximately $9.80 million for the nine months ended September 30, 2024.

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

For the nine months ended September 30, 2025, our PRC subsidiary, Zhejiang Zhongchai, paid off approximately $1.00 million of loans from related parties, lent approximately $0.69 million to third parties, and maintained $33.04 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.12 million and $1.26 million as of September 30, 2025 and December 31, 2024, respectively.

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

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of September 30, 2025, Greenland had approximately $3.94 million of cash and cash equivalents, representing a decrease of approximately $2.72 million, or 40.80%, as compared to approximately $6.66 million as of December 31, 2024. The decrease in cash and cash equivalents was mainly due to an increase in short-term investment, as compared to that as of December 31, 2024.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of September 30, 2025, Greenland had nil of restricted cash, representing a decrease of approximately $1.95 million, or 100.00%, as compared to that of approximately $1.95 million as of December 31, 2024. The decrease in restricted cash was due to a decrease in notes payable collateralized by cash.

Accounts Receivable

As of September 30, 2025, Greenland had approximately $21.55 million of accounts receivables, an increase of approximately $5.75 million, or 36.43%, as compared to approximately $15.80 million as of December 31, 2024. The increase in accounts receivables was due to our slowed-down efforts in receivables collections.

Greenland recorded approximately nil of allowance for expected credit losses as of September 30, 2025 and December 31, 2024. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $1.08 million and $0.24 million as of September 30, 2025 and December 31, 2024, respectively. The balance of due from related parties as of September 30, 2025 and December 31, 2024 consisted primarily of other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) of $0.24 million as of September 30, 2025 and December 31, 2024, representing a loan with an annual interest rate of 4.785% and other receivable from Cenntro Inc. was $0.84 million and nil as of September 30, 2025 and December 31, 2024, respectively, representing a loan with an annual interest rate of 7.5% that will mature before April 14, 2026.

Notes Receivable

As of September 30, 2025, Greenland had approximately $16.46 million of notes receivables, which Greenland expects to collect within the next twelve months. The decrease was approximately $6.27 million, or 27.59%, as compared to approximately $22.74 million as of December 31, 2024.

Working Capital

Our working capital was approximately $47.81 million as of September 30, 2025, as compared to $35.11 million as of December 31, 2024. The increase in working capital of $12.70 million was primarily contributed to an increase in accounts receivable and short-term investment.

Cash Flow

	For the nine months Ended September 30,
	2025	2024

Net cash provided by operating activities	$7,799,034	$8,983,496
Net cash used in investing activities	$(680,974)	$(2,111,014)
Net cash used in financing activities	$(12,260,289)	$(14,388,504)
Net decrease in cash and cash equivalents and restricted cash	$(5,142,229)	$(7,516,022)
Effect of exchange rate changes on cash and cash equivalents	$472,563	$52,116
Cash and cash equivalents and restricted cash at beginning of period	$8,611,795	$28,189,387
Cash and cash equivalents and restricted cash at end of period	$3,942,129	$20,725,481

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was approximately $7.80 million, primarily attributable to net income of approximately $8.39 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $1.56 million, stock-based compensation expense of approximately $6.95 million and changes in operating assets and liabilities including: (i) an increase of approximately $3.94 million in accounts payable because we extended the payment cycle, (ii) a decrease of approximately $5.30 million in accounts receivable due to our slowed-down efforts in receivables collections, and (iii) a decrease of approximately $12.08 million in other current and non-current assets because we deposited cash into short-term investment.

Net cash provided by operating activities for the nine months ended September 30, 2024 was approximately $8.98 million, primarily attributable to net income of approximately $9.80 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $1.65 million, change in accrued expense of approximately $1.01 million and changes in operating assets and liabilities including: (i) an increase of approximately $3.07 million in inventories because we reduced the prepared goods, (ii) a decrease of approximately $4.10 million in accounts receivable due to our slowed-down efforts in receivables collections, and (iii) a decrease of approximately $1.80 million in other current and non-current assets because we deposited cash into fixed deposits.

Investing Activities

Net cash used in investing activities resulted in cash outflow of approximately $0.68 million for the nine months ended September 30, 2025. Cash used in investing activities for the nine months ended September 30, 2025 was mainly due to approximately $0.27 million used for purchases of long-term assets and approximately $0.69 million loaned to third parties.

Net cash used in investing activities resulted in cash outflow of approximately $2.11 million for the nine months ended September 30, 2024. Cash used in investing activities for the nine months ended September 30, 2024 was mainly due to approximately $1.42 million used for purchases of long-term assets and approximately $0.69 million in loans to third parties.

Financing Activities

Net cash used in financing activities resulted a cash outflow of approximately $12.26 million for the nine months ended September 30, 2025, which was mainly attributable to approximately $6.26 million in repayment of loans from related parties and approximately $5.48 million in repayment of notes payable.

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

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2025, cash and cash equivalents of $10,831,342 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

A majority of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation among other factors.

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

For the nine months ended September 30, 2025, one customer accounted for 15.31% of total revenue. For the nine months ended September 30, 2024, two customers accounted for 13.81% and 12.55% of total revenue, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2025, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of September 30, 2025:

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

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 24 through 33.

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

As of September 30, 2025, we had approximately $3.94 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the nine months ended September 30, 2025 and 2024, our subsidiaries’ five largest customers contributed 40.02% and 41.01% of our revenues, respectively. For the nine months ended September 30, 2025 and 2024, Greenland’s single largest customer, Hangcha Group, accounted for 15.31% and 13.81%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 9.98% and 12.55%, respectively, of Greenland’s total revenue. As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially adversely affected our profits and revenues.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2025 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month period ended September 30, 2025.

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

Greenland Technologies Holding Corp.

Date: November 7, 2025	/s/ Raymond Z. Wang
Raymond Z. Wang
Chief Executive Officer and President