Form 10-K
period 2025-12-31
Greenland Technologies Holding Corp.
filed 2026-03-23
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 001-38605

GREENLAND TECHNOLOGIES HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

British Virgin Islands	001-38605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Millstone Road, Building 400 Suite 130 East Windsor, NJ	08512
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 1 (888) 827-4832

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, no par value	GTEC	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21.99 million.

As of March 20, 2026, there were 19,033,149 Class A ordinary shares, no par value per share, of the registrant issued and outstanding.

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

Through its subsidiaries in the PRC, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries.

Greenland’s transmission products are used in 1-ton to 18-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2025 and 2024, Greenland sold an aggregate of 166,317 and 149,597 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI Corp. (“HEVI”) to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. Prior to 2025, HEVI had been manufacturing and selling electric industrial vehicle products. However, substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy. HEVI intends to resume operations once the policy environment stabilizes. HEVI’s electric industrial vehicle products (which it are not currently being offered as a result of the suspension of its operations) include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, in April 2023, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery wheeled front-end loader.

Greenland is the parent company of HEVI and Greenland Holding Enterprises Inc. (“Greenland Holding”), a holding company formed in the State of Delaware on August 28, 2023, which in turn acts as the holding company for Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machinery in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands business company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

Implications of Being a “Controlled Company”

Mr. Peter Zuguang Wang, the chairman of our board of directors, beneficially owns 2,500 Class A ordinary shares of the Company, no par value per share (the “Class A ordinary shares”) and 6,011,740 Class B ordinary shares, no par value per share (the “Class B ordinary shares,” together with the Class A ordinary shares, the “ordinary shares”), or 100% of our total issued and outstanding Class B ordinary shares, representing 88.76% of our total voting power. As a result, we are considered a “controlled company” as defined under the Nasdaq Listing Rules because Mr. Peter Zuguang Wang holds more than 50% of the voting power of the Company. As a “controlled company,” we are permitted to elect not to comply with certain corporate governance requirements. However, we do not currently intend to elect to opt out of corporate governance requirements under the Nasdaq Listing Rules as a result of being a “controlled company.” If we rely on these exemptions, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

Corporate Structure

The following diagram illustrates the current corporate structure of Greenland, including the jurisdiction of formation and ownership interest of each of its subsidiaries.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands business company with limited liability. As a result of the consummation of the Business Combination, Greenland serves as the ultimate holding company of its subsidiaries.

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

Products

Greenland manufactures transmission systems and integrated powertrains for various industries, particularly for material handling machinery. In addition, Greenland is a provider of high tech sustainable heavy machinery including all-electric construction machinery and related charging accessories.

Transmission products for material handling machinery

Transmission Systems. For 15 years, Greenland, along with its subsidiaries, specializes in designing, developing, and manufacturing a wide range of transmission systems for material handling machinery, in particular forklift trucks. The range of the transmission systems covers machinery from one ton to 18 tons. Most transmission systems contain auto transmission features. This feature allows for easy machine operations. In addition, Greenland provides transmission system for internal combustion powered machinery as well as for electrical powered machinery. Greenland has recently experienced increasing demand for electric powered transmission systems. These transmission systems are key components for material handling machinery assembly. To meet this increasing demand, Greenland is able to provide these transmission systems to major forklift truck original equipment manufacturers (“OEMs”) as well as certain global branded manufacturers.

Integrated Powertrain. Through its PRC subsidiaries, Greenland designs and develops new and distinctive powertrains, which integrate electric motor, speed reduction gearbox, and driving axles into a combined integral module, in order to meet growing demand for advanced electric forklift trucks. This integrated powertrain will enable the OEMs to significantly shorten design cycle, improve machinery efficiency, and simplify manufacturing process. There is a new trend that OEMs would rather use an integrated powertrain than separate electric motor, speed reduction gearbox, and driving axles, particularly in electric forklift trucks. Currently, Greenland makes two tons to three and a half-tons integrated powertrains for a few electric forklift truck OEMs. Greenland is in the process of adding more integrated powertrain products for electric forklift truck OEMs with different sizes.

Electric Industrial Heavy Equipment

GEL-5000 Electric Wheel Loader

Substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy. HEVI intends to resume operations once the policy environment stabilizes. Prior to 2025, HEVI had been selling equipment that produce no operating emissions and reduced noise pollution while offering the strength and power for many applications. HEVI’s first product line includes the GEL-5000 and GEL-1800 electric wheeled front loader, the GEX-8000 electric excavator and the GEF-series of electric lithium forklifts.

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

Charging Solutions

DCH-480-30 Mobile Direct Current (“DC”) Charger

HEVI has developed a line of DC mobile charging solutions that are designed for easy, flexible and cost-effective charging integration to support a DC-powered electric vehicle (“EV”) fleet at any powered work site. These solutions create a seamless adoption of HEVI’s electric heavy equipment or any compatible DC-powered EV into any existing fleet operation.

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

Simultaneously with the consummation of our initial public offering, we completed a private placement of 282,000 units at a price of $10.00 per unit to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”), which generated $2,820,000 in gross proceeds. We also sold to Chardan (and its designees), for $100, an option to purchase up to 240,000 units exercisable at $11.50 per unit (or an aggregate exercise price of $2,760,000) commencing on consummation of the Business Combination (as defined below). On February 18, 2021, Chardan exercised its option to purchase 120,000 units. The unit purchase option expired on July 24, 2023 and the remaining 120,000 units lapsed.

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

Pursuant to the Share Exchange Agreement, Greenland acquired from the Seller all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value, of Greenland, to the Seller (the “Exchange Shares”). As a result, the Seller became the controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was documented as a reverse merger effected by the Share Exchange Agreement, where Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

The Business Combination was documented as a reverse recapitalization (the “Recapitalization Transaction”) in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. For accounting and financial reporting purposes, Zhongchai Holding is considered the acquirer based on the following facts and circumstances:

●	Zhongchai Holding’s operations comprise the ongoing operations of the combined entity;

●	The officers of the combined company consist of Zhongchai Holding’s executives, including the Chief Executive Officer, Chief Financial Officer, and General Counsel; and

●	The former shareholders of Zhongchai Holding own a majority voting interests in the combined entity.

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

At-the-market Offering Agreement

On November 19, 2021, the Company entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC, to create at an-the-market equity program pursuant to which the Company may offer and sell, from time to time, through or to H.C. Wainwright & Co., LLC, the Company’s ordinary shares, no par value per share, having an aggregate gross offering price of up to $7.72 million. As of the date of this Report, no ordinary shares of the Company have been sold under the at-the-market offering agreement.

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

January 2026 Underwritten Public Offering

On January 28, 2026, the Company entered into an underwriting agreement with Joseph Stone Capital, LLC, as sole underwriter, pursuant to which the Company agreed to sell 5,083,330 units (the “Units”) at a public offering price of $1.20 per Unit. Each Unit consisted of one ordinary share of the Company and four-fifths of one warrant (each, a “January 2026 Warrant”), with each whole January 2026 Warrant exercisable for one ordinary share at an exercise price of $1.20 per share, or by means of a zero price exercise, and expiring three years from the date of issuance. The ordinary shares and January 2026 Warrants included in the Units were immediately separable and were issued separately. The offering closed on January 29, 2026, and the Company received gross proceeds of approximately $6.1 million, before deducting underwriting discounts and other offering expenses. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

As of March 20, 2026, 2,567,333 January 2026 Warrants have been exercised for 2,567,333 Class A ordinary shares, all by means of zero price exercise, and as of the same date, 1,499,331 January 2026 Warrants had not been exercised.

Implementation of a Dual Class Structure

On January 30, 2026, the Company re-convened its 2025 annual general meeting of shareholders (the “2025 Annual General Meeting”), which had been adjourned from December 29, 2025 due to a lack of quorum. At the 2025 Annual General Meeting, the shareholders of the Company approved, among other matters: (i) the adoption of amended and restated Memorandum and Articles of Association; (ii) the implementation of a dual class share structure, pursuant to which the ordinary shares of the Company were re-designated into Class A ordinary shares of no par value, carrying one vote per share, and Class B ordinary shares of no par value, carrying 25 votes per share; and (iii) the reclassification of each of the issued and outstanding ordinary shares held by Trendway Capital Limited as Class B ordinary shares, and the reclassification of all remaining issued and outstanding ordinary shares as Class A ordinary shares.

On February 24, 2026, the dual-class share structure became effective on the Nasdaq Capital Market. Beginning with the opening of trading on February 24, 2026, the Class A ordinary shares commenced trading on the Nasdaq Capital Market under the symbol “GTEC” and CUSIP number G4095T107.

Recent Regulatory Developments

We are a holding company incorporated in the British Virgin Islands and not a Chinese operating company. As a holding company with no material operations of our own, we conduct our operations through our PRC subsidiaries and prior to operations suspension in 2025, also through our U.S. subsidiary, HEVI. We hold equity interests in our subsidiaries and do not currently use a variable interest entity (“VIE”) structure. Investors in our Class A ordinary shares are purchasing equity interest in a British Virgin Islands holding company. As used in this Report, “we,” “us,” “our company,” or “our” refers to Greenland Technologies Holding Corporation and when describing the consolidated financial results of Greenland Technologies Holding Corporation and its subsidiaries, also includes its subsidiaries.

We and our PRC subsidiaries are subject to certain legal and operational risks associated with our PRC subsidiaries’ operations in China. PRC laws and regulations governing our PRC subsidiaries’ current business operations are sometimes vague and uncertain and, as a result, these risks may result in material changes in the operations of our PRC subsidiaries, significant depreciation of the value of our Class A ordinary shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. For instance, except for fulfilling the filing procedure with the China Securities Regulatory Commission, or the CSRC, in connection with future offerings, we believe that we and our PRC subsidiaries are currently not required to obtain any permission or approval from the CSRC and the Cyberspace Administration of China, or the CAC, in the PRC to offer securities to foreign investors. However, there is no guarantee that this will continue to be the case in the future in relation to a follow-on offering or the continued listing of our securities on a U.S. securities exchange, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. In the event that such approval is required in the future and we and/or our PRC subsidiaries do not receive or maintain such approval, our Class A ordinary shares may significantly decline in value or become worthless, and our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered.

In addition, we and our PRC subsidiaries are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including but not limited to, those imposing limitations on foreign ownership in the industry our PRC subsidiaries operate. We and our PRC subsidiaries are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our PRC subsidiaries’ operations, the value of our Class A ordinary shares may depreciate significantly or become worthless. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries.”

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

On February 17, 2023, the CSRC published the Regulations of Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and its accompanying guidelines and instructions, which came into effect on March 31, 2023, and will apply if a domestic enterprise issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC. According to such regulations, a domestic enterprise that issues and lists its securities outside of the PRC shall comply with the filing procedures and report the relevant information to the CSRC. A domestic enterprise shall not be listed on an overseas stock exchange if any of the following circumstances exists: (i) where such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (ii) where the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (iii) where the domestic company intending to make the securities offering and listing, or its controlling shareholders and the actual controller, have committed crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (iv) where the domestic company intending to make the securities offering and listing is suspected of committing crimes or major violations of laws and regulations, and is under investigation according to law, and no conclusion has yet been made thereof; (v) where there are material ownership disputes over equity held by the domestic company’s controlling shareholder or by other shareholders that are controlled by the controlling shareholder and/or actual controller. The Trial Measures changes the management of licensing to record management, strengthen the supervision in the aftermath, create a more transparent and predictable institutional environment, and support the standardized development of enterprises using the overseas capital market. As such, we will be required to complete filing procedures with CSRC in connection with our future offerings. Additionally, we may be prohibited from continued listing if we fit into any of the five scenarios as discussed above. Furthermore, in the event that an approval from Chinese authorities is required for our future offerings or continued listing on Nasdaq, if we and/or our PRC subsidiaries do not receive or maintain required approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we and/or our PRC subsidiaries are required to obtain approval in the future, we and/or our PRC subsidiaries may be subject to an investigation by Chinese regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our Class A ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. In addition, since these statements and regulatory actions are newly published, and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on our subsidiaries’ daily business operation, the ability to accept foreign investments and our ability to continue our listing on a U.S. exchange. See “Risk Factors — Risks Related to Doing Business in China — Our PRC subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq.”

Although we are not currently owned or controlled by a governmental entity in any foreign jurisdiction, the PRC government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, including the steel sector where our PRC subsidiaries have been conducting their business. Any government decisions or actions to change the steel production, or any decisions the government might make to cut spending, could adversely impact our PRC subsidiaries’ business and our results of operations. We believe that our PRC subsidiaries’ operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which our PRC subsidiaries operate may impose new, stricter regulations or interpretations of existing regulations with little advance notice that could require additional expenditures and efforts on our part to ensure our and our PRC subsidiaries’ compliance with such regulations or interpretations. Furthermore, the PRC government authorities may continue to strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence the operations of our PRC subsidiaries at any time, which may be beyond our control. Therefore, any such action may adversely affect the operations of our PRC subsidiaries and significantly limit or hinder our ability to offer or continue to offer securities to you and reduce the value of such securities or cause the value of such securities to be completely worthless. See “Risk Factors — Risks Related to Doing Business in China — The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, the business operations of our PRC subsidiaries may be materially and adversely affected and the value of our Class A ordinary shares may significantly decrease.”

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCA Act, if Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. The PCAOB has been able to inspect our auditor, Enrome LLP, an independent registered public accounting firm with its headquarters in Singapore. See “Risk Factors — Risks Related to Doing Business in China — Our Class A ordinary shares may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting and the cessation of trading of our Class A ordinary shares, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections deprives our investors with the benefits of such inspections.”

Trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or fully investigate our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act and on December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act and amended the Holding Foreign Companies Accountable Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted. The PCAOB has been able to inspect our auditor, Enrome LLP, an independent registered public accounting firm with its headquarters in Singapore. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and Hong Kong, respectively, and identifies the registered public accounting firms in Mainland China and Hong Kong that are subject to such determinations. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. On August 26, 2022, the CSRC, the Ministry of Finance (the “MOF”), and the PCAOB signed the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. See “Risk Factors — Risks Related to Doing Business in China — Our Class A ordinary shares may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting and the cessation of trading of our Class A ordinary shares, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections deprives our investors with the benefits of such inspections.”

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

A 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises. Any gain realized on the transfer of Class A ordinary shares by such investors is also subject to PRC tax at a current rate of 10%, which in case of dividends will be withheld at source if such gain is regarded as income derived from sources within the PRC. See “Risk Factors — Risks Related to Doing Business in China — Under the PRC EIT Law, we may be classified as a ‘Resident Enterprise’ of China. Any classification as such will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

Under Delaware law, our Delaware subsidiary may issue dividends to the Company only if its total assets exceed its total liabilities plus the par value of its issued stock, or if it has net profits for the current or prior fiscal year. Any such dividend must also comply with the subsidiary’s certificate of incorporation and bylaws.

We have adopted written cash management policies and procedures that dictate how funds are transferred within our organization. According to such policies and procedures, each subsidiary of the Company may initiate a cash transfer request by timely filling out a fund application form, which shall be signed by the financial principal and the principal of the subsidiary and then submitted to the financial department of the Company for approval. After a cash transfer request is approved by the financial department, the relevant subsidiary may proceed to initiate such transfer. Our Company distributed cash as loans to our subsidiaries. Several cash transfers have been made between our Company and our subsidiaries. As of December 31, 2024 and 2025, our Company provided a loan of $4,287,589 and $2,447,492 to Zhongchai Holding, respectively.

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

Additionally, although HEVI has temporarily suspended substantially all of its business operations since 2025 due to uncertainty regarding tariff policy, we believe that, over the long term, HEVI’s electric industrial vehicles, as U.S. branded products, will remain competitive in the U.S. market.

As a result of these favorable industry trends, Greenland believes that it is well-positioned to capitalize on the increasing market demand for transmission products in the PRC as well as on the growing demand over the long term for emission-free and labor substitution by electric vehicles in the United States.

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

●	Peter Zuguang Wang has served as our director and the chairman of our board of directors since October 2019, and as the sole director of Zhongchai Holding since April 2009 and the chairman of the board of directors of Zhejiang Zhongchai since September 2017. He has over 30 years of experience in technology and management, along with a unique background in research and development, operation, finance and management. Mr. Wang is the chief executive officer of Cenntro Inc. (Nasdaq: CENN) and the co-founder of Unitech Telecom (now a part of UTStarcom, Nasdaq: UTSI).

●	Raymond Z. Wang has served as our chief executive officer since October 2019, the chief executive officer of Zhongchai Holding since April 2019, and the chief executive officer of HEVI Corp since January 2020. From February 2019 to November 2020, Mr. Wang served as Chairman of the board of ONE Project, a non-profit organization that unifies local communities to collectively tackle social issues such as hunger. From November 2017 to March 2019, Mr. Wang was the President of Devirra Corporation, a warehousing management and logistic company. From August 2007 to July 2017, Mr. Wang worked as the Vice President at Bank of America Merrill Lynch, developing a client acquisition channel for an online platform. From December 2005 to March 2007, Mr. Wang served as the Financial Advisor at Cowan Financial Group, a full-service financial planning and consulting firm, in New York. Mr. Wang received his Bachelor’s degree in Economics from Rutgers University.

●	Chenyang Wang has served as our Acting Chief Financial Officer since April 2025. Ms. Wang served as a manager in the securities affairs department at a publicly listed agriculture services company from May 2018 to February 2025. Ms. Wang served as an investment manager at Zhejiang Yangzhechen Asset Management Co., Ltd. from October 2016 to April 2018. From October 2010 to April 2012, Ms. Wang worked as a research analyst at Zhejiang Hanbo Investment Management Co., Ltd., where she was responsible for investment analysis-related work. Ms. Wang received a Bachelor’s degree in Financial Engineering from South-Central Minzu University in China in 2011, a Master’s degree in Finance from Nankai University in China in 2018, and a Bachelor’s degree in Financial Management from Renmin University of China in 2021.

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

During the years ended December 31, 2025 and 2024, Greenland’s five largest customers contributed 40.32% and 40.60%, respectively, of its total revenues. For the years ended December 31, 2025 and 2024, Greenland’s single largest customer, Hangcha Group, accounted for 15.07% and 14.19%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 10.05% and 11.94%, respectively, of Greenland’s total revenue.

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

The prices for iron and steel and other raw materials have historically fluctuated significantly in the PRC, which in turn has affected the Company’s business and operation results. Greenland closely monitors changes in raw material prices and seeks to adjust its inventory of raw materials during inflation periods. In addition, Greenland seeks to minimize the impact of fluctuations in raw material prices by adopting bidding processes in its raw material procurement process. Greenland also seeks to price its products to reflect the expected fluctuations in raw material prices to the extent possible. However, there can be no assurance that Greenland could precisely estimate any increase in raw material price or pass on such increase to its customers.

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

HEVI intends to resume operations once the policy environment stabilizes. In the long run, Greenland, through HEVI, intends to focus its research and development efforts on its next generation of electric industrial heavy equipment along with supporting products such as mobile charging units and attachments that will increase the value of its portfolio.

Intellectual Property

Greenland relies on a combination of trademark, copyright, patent, software registration, and trade secret laws to protect its intellectual property rights. Despite these precautions, it may be possible for third parties to infringe our Company’s intellectual property rights.

Patents

As of December 31, 2025, Greenland held 109 registered patents with the PRC National Intellectual Property Administration (“CNIPA”), 82 of which are utility patents and 21 of which are invention patents and six (6) of which are design patents. These patents relate to the manufacturing of products.

Trademarks

As of December 31, 2025, Greenland had been granted two trademarks in China registered with the CNIPA.

Copyrights

As of December 31, 2025, Greenland had registered two copyrights in China with the CNIPA.

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

As of December 31, 2025, Greenland’s sales and marketing team consisted of 15 employees, all of them were in the PRC. Members of Greenland’s sales and marketing teams have extensive experience and knowledge in the material handling equipment sector of the manufacturing industry. They are primarily responsible for identifying business opportunities, promoting products, collecting customer feedback and market information, bidding for or negotiating orders, and collecting payments.

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

Our key competitors are Shaoxing Advance Gearbox Co., Ltd., Changsha Zhongchuan Transmission Machinery Co. Ltd., and Ganzhou Wuhuan Machine Co., Ltd.

Electric Industrial Heavy Equipment Industry

Utilizing Greenland’s expertise in manufacturing and R&D, it established HEVI in January 2020 to create clean and sustainable products and services in the heavy industrial equipment industry that help organizations pursue a carbon neutral operation. HEVI designs, develops, and manufactures electric heavy industrial equipment and accessories and sells them directly to the end consumers in various markets in the United States. HEVI’s product line available for purchase includes the GEL-5000 all-electric lithium 5.0-ton rated load wheeled front loader, GEL-1800 all-electric lithium 1.8-ton rated load wheeled front loader, the GEX-8000 all-electric lithium 8.0-ton rated load excavator, and the GEF-series of electric lithium forklifts. In August 2022, HEVI launched a 54,000 square foot industrial electric vehicle assembly site in Baltimore, Maryland to support local assembly, services and distribution of its product line. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the US market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery wheeled front-end loader.

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

Employees

As of December 31, 2025, the total number of full-time employees employed at Greenland and its subsidiaries was 340, with 336 employees located in the PRC and four employees located in the U.S. As of December 31, 2024, the total number of full-time employees employed at Greenland and its subsidiaries was 345, with 337 employees located in the PRC and 8 employees located in the U.S. The following table sets forth the number of its full-time employees by function as of December 31, 2025:

Function	Number
Management	8
Administration	16
Production	275
Research and development	17
Sales and marketing	15
Other	9
Total	340

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

Properties and Facilities

The address of our principal executive offices and corporate offices is 50 Millstone Road, Building 400, Suite 130, East Windsor, New Jersey 08512.

Our office in China is located at Room 4,10-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang Province, China, 311122. Our manufacturing and R&D facilities are all located in Xinchang County, Zhejiang Province, China.

Properties Owned by us

As of December 31, 2025, Greenland held land use rights of four parcels of land with an aggregate site area of approximately 81,171 square meters, located in Xinchang County, Zhejiang Province, PRC. The terms of these land use rights are due to expire on November 14, 2062.

As of December 31, 2025, Greenland held three building ownership certificates for three buildings with an aggregate gross floor area of approximately 44,751 square meters. These properties are primarily used for production and office purposes.

Property Leased by us

As of December 31, 2025, Greenland leased an office space with an aggregate floor area of approximately 1,440 square feet in New Jersey and a monthly rent of $2,910.

The Company believes that the properties we currently own and lease for our business operations are adequate to meet our needs for the foreseeable future.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not party to, and our property is not the subject of, any material legal proceedings.

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

Law and Regulation Relating to Product Quality

Pursuant to the Product Quality Law of the PRC, which was promulgated on February 22, 1993 and amended on December 29, 2018, it is prohibited to produce or sell products that do not meet the standards or requirement for safeguarding human health and ensuring human and property safety.

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

Value Added Tax

Under the Value-added Tax Law of the PRC and its Implementation Regulations, both effective from January 1, 2026, VAT is levied on a wide range of activities within China. The taxable scope encompasses the sale of goods, the provision of services (such as processing and repair), the transfer of intangible assets and immovable property, and the importation of goods. The current VAT system employs multiple tiers, including standard rates such as 13%, 9%, and 6%, as well as a zero rate applicable particularly to exported goods and certain cross-border services.

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

Summary of Risk Factors

An investment in our Class A ordinary shares is subject to a number of risks, including risks related to our business and industry, risks related to our corporate structure, risks related to doing business in China and risks related to our Class A ordinary shares. You should carefully consider all of the information in this Report before making an investment in the Class A ordinary shares. The following list summarizes some, but not all, of these risks. Please read the information in this section for a more thorough description of these and other risks.

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 26 through 33.

●	Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital;

●	We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow;

●	Our subsidiaries face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill;

●	Our subsidiaries face intense competition, and if we are unable to compete effectively, we may not be able to maintain profitability;

●	Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues;

●	As our subsidiaries expand their operations, they may need to establish a more diverse supplier network for raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition;

●	To remain competitive, our subsidiaries are introducing new lines of business, including the production and sale of electric industrial heavy equipment. If these efforts are not successful, our results of operations may be materially and adversely affected;

●	New lines of business, including the production and sale of electric industrial heavy equipment, may subject us and our subsidiaries to additional risks;

●	Tariffs and other trade barriers imposed on Chinese goods, including components manufactured in the PRC and assembled in the United States by HEVI, could materially and adversely affect our business, financial condition, and results of operations;

●	Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if our subsidiaries are unable to pass price increases on to their customers;

●	We are subject to various risks and uncertainties that may affect our subsidiaries’ ability to procure raw materials; and

●	Geopolitical conflicts involving Iran, military actions in the Middle East, and the war in Ukraine may adversely affect economic conditions in the U.S., China and globally, and cause significant volatility in the trading price of our Class A ordinary shares.

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 33 through 43.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

●	Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer our securities, result in a material adverse change to our business operations, and damage our reputation, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our Class A ordinary shares may significantly decrease” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries”;

●	The Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our Class A ordinary shares may significantly decrease”;

●	Our future offerings will need to be filed with the CSRC, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities. Any failure to filing, or delay in filing, or failure to complying with any other applicable PRC requirements for an offering, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future and we fail to obtain such approvals, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our Class A ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—We are required under PRC laws to submit filings to CSRC for our future offerings. However, we believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing on Nasdaq. In the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

●	Our subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq;

●	You may have difficulty enforcing judgments against us;

●	Under the PRC Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders;

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC subsidiaries;

●	We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business;

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China; and

●	Our securities may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—Our Class A ordinary shares may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting and the cessation of trading of our Class A ordinary shares, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections deprives our investors with the benefits of such inspections.”

Risks Related to Our Class A Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Class A Ordinary Shares” on pages 43 through 47.

Nasdaq has recently adopted and proposed new listing rules that could result in the accelerated delisting of our Class A ordinary shares.

●	Our dual-class share structure with different voting rights will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A ordinary shares may view as beneficial;

●	The dual-class structure of our ordinary shares may adversely affect the trading market for the Class A ordinary shares;

●	Future sales of our Class A ordinary shares, whether by us or our shareholders, could cause the price of our Class A ordinary shares to decline;

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our Class A ordinary shares for return on your investment; and

●	Techniques employed by short sellers may drive down the market price of our Class A ordinary shares.

Risks Related to our Business and Industry

Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of December 31, 2024 and 2025, we had approximately $8.61 million and $7.85 million of cash and cash equivalents, respectively. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the fiscal years ended December 31, 2025 and 2024, our subsidiaries’ five largest customers contributed 40.32% and 40.60% of our revenues, respectively. For the years ended December 31, 2025 and 2024, Greenland’s single largest customer, Hangcha Group, accounted for 15.07% and 14.19%, respectively, of Greenland’s total revenue, and Greenland’s second largest customer, Longgong Forklift Truck, accounted for 10.05% and 11.94%, respectively, of Greenland’s total revenue.

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

Our efforts to diversify into electric industrial heavy equipment may not be successful, and the suspension of substantially all of HEVI’s operations due to tariff uncertainty could materially and adversely affect our business, results of operations, and financial condition.

To remain competitive, we have sought to diversify our product offerings beyond our traditional transmission systems and integrated powertrains for material handling machinery by expanding into the production and sale of electric industrial heavy equipment. Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products primarily consisted of transmission systems and integrated powertrains for material handling machinery, particularly electric forklift trucks. In December 2020, through our subsidiary HEVI, we launched a new division focused on the production and sale of electric industrial heavy equipment as part of our strategy to diversify our business.

HEVI’s electric industrial heavy equipment product portfolio includes lithium-powered electric forklifts, electric wheeled loaders, electric excavators, and related charging solutions, which have been marketed primarily in the United States. HEVI also established an assembly and distribution facility in Maryland and entered into strategic partnerships intended to support the development and commercialization of electric heavy machinery for the U.S. market. Despite these efforts, this line of business remains at an early stage and has not yet demonstrated sustained commercial success.

Our expansion into electric industrial heavy equipment involves significant risks and uncertainties. We have limited operating history and experience in this segment, which differs materially from our legacy business. We may encounter difficulties in product development, manufacturing, supply chain management, regulatory compliance, distribution, customer adoption, and after-sales service. Our products may not achieve market acceptance, may face strong competition from established manufacturers, or may not be cost-competitive. As a result, we may be unable to generate sufficient revenue to recover our investment or achieve profitability.

In addition, substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy, which has adversely affected our ability to manufacture, import, distribute, and sell electric industrial heavy equipment. This suspension has limited HEVI’s revenue-generating activities and may continue for an extended period. Although HEVI intends to resume operations once the policy environment stabilizes, there can be no assurance as to when, or whether, such stabilization will occur, or whether HEVI will be able to successfully restart operations on commercially reasonable terms.

If the suspension of HEVI’s operations continues, or if we are unable to successfully resume or scale this business following a resumption of operations, our transition into electric industrial heavy equipment may be delayed or unsuccessful. During this transition period, our revenues may remain limited, our operating losses may increase, and our results of operations, financial condition, cash flows, and business prospects could be materially and adversely affected.

Tariffs and other trade barriers imposed on Chinese goods, including components manufactured in the PRC and assembled in the United States by HEVI, could materially and adversely affect our business, financial condition, and results of operations.

Our business is subject to significant risks arising from the trade policies of the United States government with respect to Chinese goods, and the broader relationship between the United States and the PRC. HEVI’s electric industrial heavy equipment products are manufactured using components sourced from and manufactured in the PRC, which are then assembled into finished products in the United States. As a result, U.S. tariff policies on Chinese goods have a direct and material impact on HEVI’s cost structure and business operations. In February 2025, President Donald J. Trump declared a national emergency under the International Emergency Economic Powers Act ("IEEPA") and announced the imposition of a 10% tariff on all imports from China, citing concerns related to trade imbalances and national security. These tariffs were subsequently lifted following the U.S. Supreme Court’s ruling in Learning Resources in February 2026. A temporary 10% global tariff on imports was separately imposed under Section 122 of the Trade Act of 1974. Tariffs imposed under Section 301 of the Trade Act of 1974 and Section 232 of the Trade Expansion Act of 1962 remain unaffected by the Supreme Court's ruling and continue to apply to Chinese goods. As of February 2026, average U.S. tariff rates on Chinese goods were approximately 34%, excluding exemptions and Section 232 actions, further increasing the cost burden on U.S. importers of PRC-manufactured components and potentially affecting demand for products sourced from the PRC.

The imposition of these tariffs, and any future escalation thereof, significantly increases the landed cost of PRC-manufactured components imported by HEVI for assembly in the United States, potentially rendering HEVI's finished products less competitive relative to domestically produced alternatives or products sourced from non-tariffed jurisdictions. Our operating subsidiaries, including HEVI, may be unable to pass increased costs through to their customers, whether due to competitive pricing pressures, contractual constraints, or prevailing market conditions, which would compress margins and adversely affect profitability.

The business operations of HEVI have been suspended since 2025 due to the uncertainty surrounding U.S. tariff policy and the broader trade war between the United States and the PRC, as described elsewhere in this Report. Because HEVI’s products rely on components manufactured in the PRC, the imposition of tariffs on Chinese goods has materially disrupted HEVI’s ability to import components at commercially viable costs, thereby rendering its assembly and distribution operations in the United States economically unviable under current tariff conditions. To the extent that HEVI’s suspension is prolonged or becomes permanent, the practical impact of tariffs on HEVI’s near-term operations may be limited; however, any future resumption of HEVI’s business activities would require the continued importation of PRC-manufactured components into the United States, which would be subject to the full scope of applicable tariff regimes. The costs and uncertainties associated with those tariffs could impede or delay any such resumption. Additionally, the continued application of tariffs affects the broader competitive and cost environment in which our other subsidiaries operate.

More broadly, any deterioration in the relationship between the United States and the PRC, whether arising from tariff disputes, geopolitical tensions, sanctions, export controls, or other trade-related measures, could further increase the costs associated with importing PRC-manufactured components into the United States or limit our ability to source such components altogether. Given HEVI’s dependence on PRC-manufactured components for its assembly operations in the United States, any such deterioration would have a particularly direct and adverse impact on HEVI’s operations and cost structure. If existing tariffs remain in place, are further escalated, or if new tariff regimes are introduced targeting Chinese goods or components, our business, financial condition, and results of operations could be materially and adversely affected.

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

To protect our parents, trademarks and other proprietary rights, we rely on and expect to continue to rely on a combination of physical and electronic security measures and trademark, patent and trade secret protection laws. If the measures we have taken to protect our proprietary rights are inadequate to prevent the use or misappropriation by third parties or such rights are diminished due to successful challenges, the value of our brand and other intangible assets may be diminished and our ability to attract and retain customers may be adversely affected.

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

Geopolitical conflicts involving Iran, military actions in the Middle East, and the war in Ukraine may adversely affect economic conditions in the U.S., China and globally, and cause significant volatility in the trading price of our Class A ordinary shares.

U.S. and global markets are experiencing volatility and disruption as a result of the outbreak or escalation of wars including Russia’s launch of a full-scale military invasion of Ukraine, conflicts between Israel and Hamas. Although the length and impact of these ongoing conflicts are highly unpredictable, these conflicts have led to market disruptions, including significant volatility in commodity prices, credit, and capital markets. In addition, as a result of the ongoing conflicts around the world, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally. For example, the conflict could adversely affect supply chains and impact our ability to control raw material costs. A protracted conflict between Ukraine and Russia or between Israel and Hamas, any escalation of either conflict, and the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our Class A ordinary shares to decline.

The heightened military conflict involving the United States, Israel, and Iran, which escalated significantly in February 2026, has led to profound instability in global financial and energy markets. These events, including the closure of strategic airspaces and critical maritime routes such as the Strait of Hormuz and the Red Sea, have contributed to a dramatic increase in the price of oil and gas and created widespread market uncertainty. China is particularly exposed to these developments, as it is the largest purchaser of Iranian crude oil, having absorbed nearly 90% of Iran’s total crude exports as of early 2026. Any sustained disruption to Iranian oil exports, whether resulting from military action, the imposition of additional sanctions, or the closure of key maritime transit routes, could materially reduce the supply of crude oil available to China, drive up domestic energy costs, and exert significant downward pressure on China’s broader economy. The ongoing disruptions caused by these military actions, and the potential for further escalation, could result in protracted and severe damage to the global economy and investment climate, with disproportionate consequences for China-based businesses such as us.

Furthermore, the continuing war in Ukraine and the resulting sanctions levied by the United States, the European Union, and other nations against Russia continue to impact global financial markets. The extent and duration of these military actions in the Middle East and Eastern Europe, as well as the resulting sanctions and market disruptions, are impossible to predict but are expected to remain substantial. The cumulative effect of these geopolitical pressures, including elevated global energy prices, supply chain disruptions, and reduced international trade flows, may weigh materially on China’s economic growth, consumer spending, and business investment, each of which is relevant to our ability to sustain and grow our business operations China.

Such geopolitical instability often leads to broad sell-offs in the equity markets and heightened investor sensitivity to risk. To the extent that disruptions to Iranian oil exports or other geopolitical developments adversely affect China’s energy supply, increase domestic production costs, or dampen consumer confidence and economic activity within China, our business, financial condition, and results of operations could be materially and adversely affected. Consequently, these developments may also materially and adversely affect the market price of our Class A ordinary shares, regardless of our actual operating performance. We cannot predict the ultimate progress or outcome of these situations, and any prolonged unrest or intensified military activities could have a material adverse effect on the global economy and, in particular, on economic conditions in China, which in turn could negatively impact our financial condition and the value of our securities.

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

In addition, we and our PRC subsidiaries are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including, but not limited to, limitations on foreign ownership in the industry our PRC subsidiaries operate. We and our PRC subsidiaries are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our operations, and the value of our Class A ordinary shares may depreciate significantly or become worthless.

The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, the business operations of our PRC subsidiaries may be materially and adversely affected and the value of our Class A ordinary shares may significantly decrease.

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

Our PRC subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In the event that our PRC subsidiaries are not able to substantially comply with any existing or newly adopted laws and regulations, our business operations may be materially adversely affected and the value of our Class A ordinary shares may significantly decrease.

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

As of the date of this Report, we believe we and our PRC subsidiaries are not required to obtain any permission from PRC authorities (including the CSRC and the CAC) to operate our PRC subsidiaries’ business as presently conducted or continue being listed on Nasdaq. Therefore, as of the date of this Report, we and our PRC subsidiaries have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing and, as such, no such permission or approval has been granted or denied. However, if it fails to comply with the Trial Measures during future issuance of securities or listing on other stock exchanges outside of China, we may be subjected sanctions imposed by the PRC regulatory authorities, and our reputation, financial condition, and results of operations may be materially and adversely affected.

To the extent cash in the business is in the mainland China/Hong Kong or a mainland China/Hong Kong entity, the funds may not be available to fund operations or for other use outside of the mainland China/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of our Company or our subsidiaries by the PRC government to transfer cash.

Relevant mainland PRC laws and regulations permit companies in mainland China to pay dividends only out of their respective retained earnings, if any, as determined in accordance with mainland China accounting standards and regulations. Additionally, each of the companies in mainland China are required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Furthermore, in order for us to pay dividends to our shareholders, we may rely on payments made from our mainland PRC subsidiaries to their respective shareholders and then to our Company. If these entities incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us.

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

As a result of the above, to the extent cash in the business is in the mainland China/Hong Kong or a mainland China/Hong Kong entity, such funds or assets may not be available to fund operations or for other use outside of the mainland China/Hong Kong, due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the competent government to the transfer of cash.

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

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

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

The global macroeconomic environment is facing challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. Geopolitical conflicts involving Iran, current military actions in the Middle East, as well as the conflicts involving Ukraine, Syria, Russia and North Korea may result in volatility and disruptions to the economy in the U.S., China, and globally. See also “Risks Related to our Business and Industry — Geopolitical conflicts involving Iran, military actions in the Middle East, and the war in Ukraine may adversely affect economic conditions in the U.S., China and globally, and cause significant volatility in the trading price of our Class A ordinary shares.” There have also been concerns on the relationship among China and other Asian countries, which may result in, or intensify potential conflicts in relation to, territorial disputes, and the trade disputes between China and other countries. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term.

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

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, under the PRC EIT Law, dividends paid to us from our PRC subsidiaries would be deemed as “qualified investment income between resident enterprises” and therefore qualify as “tax-exempt income” pursuant to the clause 26 of the PRC EIT Law. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which the dividends we pay with respect to our Class A ordinary shares, or the gain our non-PRC shareholders may realize from the transfer of our Class A ordinary shares, may be treated as PRC-sourced income and may therefore be subject to a 10% PRC withholding tax. The PRC EIT Law is, however, relatively new and ambiguities exist with respect to the interpretation and identification of PRC-sourced income, and the application and assessment of withholding taxes. If we are required under the PRC EIT Law to withhold PRC income tax on dividends payable to our non-PRC shareholders, should there be a determination in the future to pay dividends, or if non-PRC shareholders are required to pay PRC income tax on gains on the transfer of their Class A ordinary shares, our business could be negatively impacted and the value of your investment may be materially reduced. Further, if we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both China and such countries in which we have taxable income, and our PRC tax may not be creditable against such other taxes.

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

You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of our Class A ordinary shares.

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

There is a risk that we will be treated by the PRC tax authorities as a PRC tax resident enterprise. In that case, any dividends we pay to our shareholders may be regarded as income derived from sources within China and we may be required to withhold a 10.0% PRC withholding tax for the dividends we pay to our investors who are non-PRC corporate shareholders, or a 20.0% withholding tax for the dividends we pay to our investors who are non-PRC individual shareholders, including the holders of our Shares. In addition, our non-PRC shareholders may be subject to PRC tax on gains realized on the sale or other disposition of our Class A ordinary shares, if such income is treated as sourced from within China. It is unclear whether our non-PRC shareholders would be able to claim the benefits of any tax treaties between their tax residence and China in the event that we are considered as a PRC resident enterprise. If PRC income tax is imposed on gains realized through the transfer of our Class A ordinary shares or on dividends paid to our non-resident investors, should there be a determination in the future to pay dividends, the value of your investment in our Class A ordinary shares may be materially and adversely affected. Furthermore, our shareholders whose jurisdictions of residence have tax treaties or arrangements with China may not qualify for benefits under such tax treaties or arrangements.

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

Significant fluctuation of the Renminbi may have a material adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our Class A ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive a significant portion of our revenues in Renminbi. Under our current corporate structure, our British Virgin Islands holding company may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to our Company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. If such approval is withheld or the PRC government imposes other restrictions on the convertibility of Renminbi into foreign currencies, we may not be able to utilize our revenues effectively, and as a result, our business and results of operations may be materially adversely affected, and the value of our Class A ordinary shares may decrease.

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

Our Class A ordinary shares may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting and the cessation of trading of our Class A ordinary shares, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections deprives our investors with the benefits of such inspections.

Pursuant to the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act 2023, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our Class A ordinary shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

Our auditor, Enrome LLP, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards and was not identified in PCAOB’s determination report as a firm subject to the PCAOB’s determination. Enrome LLP is headquartered in Singapore and subject to inspect by the PCAOB.

If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 20-F for the relevant fiscal year. In accordance with the Holding Foreign Companies Accountable Act, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. A prohibition of being able to trade in the United States would substantially impair or completely hinder your ability to sell or purchase our Class A ordinary shares when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our Class A ordinary shares or render them worthless. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

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

Risks Related to Our Class A Ordinary Shares

Nasdaq has recently adopted and proposed new listing rules that could result in the accelerated delisting of our Class A ordinary shares.

Nasdaq has recently adopted and proposed several new continued listing requirements that could subject our Class A ordinary shares to accelerated suspension and delisting proceedings, with limited or no opportunity to cure noncompliance.

Amended Minimum Bid Price Rule (Effective January 19, 2026). Nasdaq amended its minimum bid price rules, effective January 19, 2026, such that if a listed security’s closing bid price falls below $0.10 for ten consecutive trading days, Nasdaq will immediately issue a Staff Delisting Determination under Rule 5810 and the company will be ineligible for any compliance period that would otherwise be available. Prior to this amendment, an immediate delisting determination could only be issued after a company’s security had already been non-compliant with the $1.00 minimum bid price requirement for 30 consecutive trading days. Nasdaq adopted this change on the basis that a rapid decline in a security’s price to below $0.10 is indicative of deep financial or operational distress that is unlikely to be temporary.

Proposed Minimum Market Value Requirement (SR-NASDAQ-2026-004, Pending SEC Approval). Nasdaq has proposed a new rule that would require listed companies on the Nasdaq Global Market and Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities of at least $5 million. Failure to satisfy this requirement for 30 consecutive business days would result in immediate suspension and delisting without a standard compliance period. Under the proposed rule, any automatic stay of suspension during an appeal would be eliminated, meaning our securities would likely trade over-the-counter while any appeal is pending.

Proposed Discretionary Delisting Authority (SR-NASDAQ-2026-009, Pending SEC Approval). Nasdaq has also proposed granting itself discretionary authority to immediately delist securities if the SEC has suspended trading due to potential third-party misconduct.

If our Class A ordinary shares are delisted from Nasdaq for any reason, it could materially and adversely affect our business, financial condition, and results of operations. Delisting would likely cause the trading volume and liquidity of our Class A ordinary shares to decline significantly, as many institutional investors are prohibited by their investment mandates from holding securities that are not listed on a national securities exchange. Our Class A ordinary shares would likely be traded on the over-the-counter markets, where investors may find it more difficult to obtain timely and accurate information about our company and where the trading market may be significantly less liquid than Nasdaq. The reduction in liquidity could cause the trading price of our Class A ordinary shares to decline materially. In addition, delisting could impair our ability to raise capital through the issuance of equity or equity-linked securities, as investors and underwriters may be unwilling to participate in offerings of securities that are not listed on a national securities exchange. Delisting could also trigger defaults or acceleration provisions under any existing or future debt instruments or agreements, and could impair our ability to attract and retain employees, customers, and business partners who may view a Nasdaq listing as an indicator of our financial stability and credibility. Furthermore, the delisting of our Class A ordinary shares could result in negative publicity and erode investor confidence in our company, which could have a long-term adverse impact on our business prospects and the value of your investment.

Our dual-class share structure with different voting rights will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A ordinary shares may view as beneficial.

Under our dual-class share structure, our ordinary shares consist of Class A ordinary shares and Class B ordinary shares. In respect of matters requiring the votes of shareholders, holders of Class B ordinary shares are entitled to 25 votes per share, while holders of Class A ordinary shares are entitled to one vote per share based on our dual-class share structure. Each Class B ordinary share is convertible into one Class A ordinary share at any time by the holder thereof, while Class A ordinary shares are not convertible into Class B ordinary shares under any circumstances. Upon any sale, transfer, assignment, or disposition of any Class B ordinary shares by a holder thereof to a transferee who is not an affiliate of the transferor, such Class B ordinary shares are automatically and immediately converted into an equal number of Class A ordinary shares.

As of the date of this Report, Mr. Peter Zuguang Wang, the Chairman of our Board of Directors, beneficially owns all of our issued and outstanding Class B ordinary shares. These Class B ordinary shares constitute approximately 24.00% of our total issued and outstanding ordinary shares and 88.76% of the aggregate voting power of our total issued and outstanding ordinary shares, due to the disparate voting powers associated with our dual-class share structure. As a result of the dual-class share structure and the concentration of ownership, the holder of Class B ordinary shares will have considerable influence over matters such as decisions regarding mergers, consolidations, and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The holder may take actions that are not in the best interest of us or our other shareholders. This concentration of ownership may discourage, delay, or prevent a change in control of our Company, which could have the effect of depriving our other shareholders of the opportunity to receive a premium for their shares as part of a sale of our Company and may reduce the price of the Class A ordinary shares. This concentrated control will limit your ability to influence corporate matters and could discourage others from pursuing any potential merger, takeover, or other change of control transactions that holders of Class A ordinary shares may view as beneficial.

The dual-class structure of our ordinary shares may adversely affect the trading market for the Class A ordinary shares.

S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies in certain indices, including the S&P 500, to exclude companies with multiple classes of shares and companies whose public shareholders hold no more than 5% of total voting power from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class capital structures. As a result, the dual class structure of our ordinary shares may prevent the inclusion of the Class A ordinary shares in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for the Class A ordinary shares. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of the Class A ordinary shares.

Future sales of our Class A ordinary shares, whether by us or our shareholders, could cause the price of our Class A ordinary shares to decline.

If our existing shareholders sell, or indicate an intent to sell, substantial amounts of our Class A ordinary shares in the public market, the trading price of our Class A ordinary shares could decline significantly. Similarly, the perception in the public market that our shareholders might sell our Class A ordinary shares could also depress the market price of our shares. A decline in the price of our Class A ordinary shares might impede our ability to raise capital through the issuance of additional Class A ordinary shares or other equity securities. In addition, the issuance and sale by us of additional Class A ordinary shares, or securities convertible into or exercisable for our Class A ordinary shares, or the perception that we will issue such securities, could reduce the trading price for our Class A ordinary shares as well as make future sales of equity securities by us less attractive or not feasible. The sale of Class A ordinary shares issued upon the exercise of our outstanding warrants could further dilute the holdings of our then existing shareholders.

We do not know whether a market for the Class A ordinary shares will be sustained or what the trading price of the Class A ordinary shares will be and as a result it may be difficult for you to sell your Class A ordinary shares.

Although our Class A ordinary shares trade on Nasdaq, an active trading market for the Class A ordinary shares may not be sustained. It may be difficult for you to sell your Class A ordinary shares without depressing the market price for the Class A ordinary shares. As a result of these and other factors, you may not be able to sell your Class A ordinary shares. Further, an inactive market may also impair our ability to raise capital by selling Class A ordinary shares, or may impair our ability to enter into strategic partnerships or acquire companies or products by using our Class A ordinary shares as consideration.

Securities analysts may not cover our Class A ordinary shares and this may have a negative impact on the market price of our Class A ordinary shares.

The trading market for our Class A ordinary shares will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over independent analysts (provided that we have engaged various non-independent analysts). We do not currently have and may never obtain research coverage by independent securities and industry analysts. If no independent securities or industry analysts commence coverage of us, the trading price for our Class A ordinary shares would be negatively impacted. If we obtain independent securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our Class A ordinary shares, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, the price of our Class A ordinary shares would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A ordinary shares could decrease and we could lose visibility in the financial markets, which could cause the price and trading volume of our Class A ordinary shares to decline.

Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our Class A ordinary shares for a return on your investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our Class A ordinary shares as a source for any future dividend income.

Our board of directors has complete discretion as to whether to distribute dividends, subject to certain requirements of British Virgin Islands law. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our board of directors. Under British Virgin Islands law, a British Virgin Islands company may pay a dividend out of either profit or share premium account, provided that in no circumstances may a dividend be paid if this would result in the company being unable to pay its debts as they fall due in the ordinary course of business. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions, and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our Class A ordinary shares will likely depend entirely upon any future price appreciation of our Class A ordinary shares. There is no guarantee that our Class A ordinary shares will appreciate in value or even maintain the price at which you purchased the Class A ordinary shares. You may not realize a return on your investment in our Class A ordinary shares and you may even lose your entire investment in our Class A ordinary shares.

Techniques employed by short sellers may drive down the market price of our Class A ordinary shares.

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

We may in the future be the subject of unfavorable allegations made by short sellers. Any such allegations may be followed by periods of instability in the market price of our Class A ordinary shares and negative publicity. If and when we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could be required to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law or issues of commercial confidentiality. Such a situation could be costly and time- consuming and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business operations and shareholder’s equity, and the value of any investment in our Class A ordinary shares could be greatly reduced or rendered worthless.

Our Class A ordinary shares may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our Class A ordinary shares may fluctuate substantially due to a variety of factors, including:

●	our business strategy and plans;

●	new regulatory pronouncements and changes in regulatory guidelines and timing of regulatory approvals;

●	general and industry-specific economic conditions;

●	variations in our quarterly financial and operating results, including the rate at which we incur negative cash flow in future periods;

●	changes in market valuations of other companies that operate in our business segments or in our industry;

●	lack of trading liquidity;

●	changes in accounting principles; and

●	general market conditions, economic and other external factors.

In addition, the stock market in general, and the market for shares of PRC-based issuers in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, such as recessions, interest rate changes, inflation, public health crises, geopolitical instability or disruptions in global supply chains, could cause the market price of our Class A ordinary shares to decline materially, regardless of our actual operating performance or prospects. As a result, investors in our Class A ordinary shares may experience a significant decrease in the value of their investment and may be unable to resell their shares at or above the price paid.

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

Cybersecurity Governance

The Audit Committee of our Board of Directors is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee regularly reviews and discusses with management the strategies, processes, procedures and controls pertaining to the management of our information technology operations, including cyber risks and cybersecurity. The Audit Committee regularly reviews with management the strategies and continuously analyzes cybersecurity and resiliency risks to our business, considers industry trends and implements controls, as appropriate, to mitigate these risks.

ITEM 2. PROPERTIES

The address of our principal executive offices and corporate offices is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512.

Our office in China is located at 11-F, Building #12, Sunking Plaza, Gaojiao Road, Hangzhou, Zhejiang Province, China, 311122. Our manufacturing and R&D facilities are all located in Xinchang County, Zhejiang Province, China.

Properties Owned by us

As of December 31, 2025, Greenland held land use rights of four parcels of land with an aggregate site area of approximately 81,171 square meters, located in Xinchang County, Zhejiang Province, PRC. The terms of these land use rights are due to expire on November 14, 2062.

As of December 31, 2025, Greenland held three building ownership certificates for three buildings with an aggregate gross floor area of approximately 44,751 square meters. These properties are primarily used for production and office purposes.

Property Leased by us

As of December 31, 2025, Greenland leased an office space with an aggregate floor area of approximately 1,440 square feet in New Jersey and a monthly rent of $2,910.

The Company believes that the properties we currently own and lease for our business operations are adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Class A Ordinary Shares

Our Class A ordinary shares are traded on the Nasdaq Capital Market under the symbol “GTEC.” Our ordinary shares were publicly traded on the Nasdaq Capital Market from August 8, 2018 through February 23, 2026, and our Class A ordinary shares have been publicly traded on the Nasdaq Capital Market since February 24, 2026.

The market price of our Class A ordinary shares is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business, and political conditions, may adversely affect the market for our Class A ordinary shares, regardless of our actual or projected performance. We cannot assure you that there will be a market for our Class A ordinary shares in the future.

As of March 19, 2026, the last sale price reported on the Nasdaq Capital Market for our Class A ordinary shares was approximately $0.709 per share.

Dividend Policy

We intend to retain all of our available funds and any future earnings to fund the development and growth of our subsidiaries’ business. As such, we do not expect to pay any cash dividends in the foreseeable future.

Shareholders of Record

As of March 20, 2026, we had ten (10) record holders of our Class A ordinary shares. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Transfer Agent

The transfer agent for our Class A ordinary shares and Class B ordinary shares is Continental Stock Transfer & Trust Company, located at 1 State Street 30th Floor, New York, NY 10004-1561. The telephone number of Continental Stock Transfer & Trust Company is (212) 509-4000.

Equity Compensation Plan Information

For information on the securities authorized for issuance under our equity compensation plan, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2025 and 2024, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q and the current reports on Form 8-K.

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

Through its subsidiaries in the PRC, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include the transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue increased from approximately $83.94 million for the fiscal year ended December 31, 2024 to $90.69 million for the fiscal year ended December 31, 2025. The increase in revenue was primarily the result of an increase of approximately $8.07 million in the Company’s sales volume of transmission products for the fiscal year ended December 31, 2025. Based on its revenues for the fiscal years ended December 31, 2025 and 2024, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2025 and 2024, Greenland sold an aggregate of 166,317 and 149,597 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. Prior to 2025, HEVI had been manufacturing and selling electric industrial vehicle products. However, substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy. HEVI intends to resume operations once the policy environment stabilizes. HEVI’s electric industrial vehicle products (which it are not currently being offered as a result of the suspension of its operations) include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, in April 2023, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery wheeled front-end loader.

Greenland is the parent company of HEVI and Greenland Holding Enterprises Inc. (“Greenland Holding”), a holding company formed in the State of Delaware on August 28, 2023, which in turn acts as the holding company for Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of Hong Kong on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005, Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machinery in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands business company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

Results of Operations

For the fiscal years ended December 31, 2025 and 2024

Overview

	For the Fiscal Years Ended December 31,
	2025	2024	$ Change	% Variance

Revenues	$90,694,007	$83,944,661	$6,749,346	8.0
Cost of Goods Sold	62,248,455	61,411,693	836,762	1.4
Gross Profit	28,445,552	22,532,968	5,912,584	26.2
Selling expenses	1,735,358	2,148,659	(413,301)	(19.2)
General and administrative expenses	15,267,842	4,853,768	10,414,074	214.6
Research and development expenses	3,920,274	2,936,399	983,875	33.5
Total Operating Expenses	20,923,474	9,938,826	10,984,648	110.5
Income from operations	7,522,078	12,594,142	(5,072,064)	(40.3)
Interest income	677,386	864,390	(187,004)	(21.6)
Interest expenses	(111,663)	(84,243)	(27,420)	32.5
Loss (gain) on disposal of property and equipment	(3,999)	5,863	(9,862)	(168.2)
Change in fair value of the warrant liability	2,267,313	1,746,382	520,931	29.8
Government subsidies income	812,873	881,175	(68,302)	(7.8)
Other income	946,097	659,204	286,893	43.5
Income before income tax	12,110,085	16,666,913	(4,556,828)	(27.3)
Income tax	3,511,822	1,512,758	1,999,064	132.1
Net income	$8,598,263	$15,154,155	$(6,555,892)	(43.3)

Components of Results of Operations

	For the Fiscal Years ended December 31,
Component of Results of Operations	2025	2024

Revenues	$90,694,007	$83,944,661
Cost of Goods Sold	62,248,455	61,411,693
Gross Profit	28,445,552	22,532,968
Operating Expenses	20,923,474	9,938,826
Net Income	$8,598,263	$15,154,155

Revenue

Greenland’s revenue increased by approximately $6.75 million, or approximately 8.0%, to approximately $90.69 million for the fiscal year ended December 31, 2025, from approximately $83.94 million for the fiscal year ended December 31, 2024. However, excluding the impact of exchange rate fluctuation, our revenue for the fiscal year ended December 31, 2025 increased by approximately 8.9% compared to the fiscal year ended December 31, 2024. The increase in revenue was primarily a result of the increase of approximately $8.07 million in the Company’s sales volume of transmission products for the year ended December 31, 2025. For the fiscal year ended December 31, 2025, the Company sold an aggregate of 166,317 sets of transmission products, compared to 149,597 sets sold in the fiscal year ended December 31, 2024. This represents an increase of approximately 16,720 units, or approximately 11.2%. The sales volume growth was driven by sustained demand from the Company’s customer base in the material handling sector.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to Greenland’s production activities. The write down of inventory using net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold increased by approximately $0.84 million, or approximately 1.4%, to approximately $62.25 million for the fiscal year ended December 31, 2025, from approximately $61.41 million for the fiscal year ended December 31, 2024. Cost of goods sold increased in fiscal year 2025 compared to fiscal year 2024 due to the increase in our sales volume.

Gross Profit

Greenland’s gross profit increased by approximately $5.91 million, or 26.2%, to approximately $28.45 million for the fiscal year ended December 31, 2025, from approximately $22.53 million for the fiscal year ended December 31, 2024. For the fiscal years ended December 31, 2025 and 2024, Greenland’s gross margin was approximately 31.4% and 26.8%, respectively. The increase in gross profit in fiscal year 2025 compared to fiscal year 2024 was primarily due to the increase in our sales volume.

Operating Expense

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses. Greenland’s operating expenses were $20.92 million for the fiscal year ended December 31, 2025, representing an increase of 110.5% from $9.94 million for the fiscal year ended December 31, 2024. The increase in operating expenses was primarily due to an increase in the stock-based compensation expense, research and development expenses and provision for inventory in fiscal year 2025 compared to fiscal year 2024.

Selling Expenses

Greenland’s selling expenses mainly include operating expenses such as sales staff payroll, traveling expenses and transportation expenses. Selling expenses decreased by $0.41 million, or 19.2%, to approximately $1.74 million for the fiscal year ended December 31, 2025, from approximately $2.15 million for the fiscal year ended December 31, 2024. The decrease in selling expenses was mainly due to a decrease in the after-sales service fees for the year ended December 31, 2025 compared to the year ended December 31, 2024.

General and Administrative Expenses

Greenland’s general and administrative expenses include management and office staff salaries and employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment, legal and accounting, consulting fees and other office expenses. General and administrative expenses increased by approximately $10.41 million, or approximately 214.6%, to approximately $15.27 million for the fiscal year ended December 31, 2025, from approximately $4.85 million for the fiscal year ended December 31, 2024. The increase in general and administrative expenses was mainly due to the increase in stock-based compensation expense, uncollectible accounts written off and provision for inventory for the year ended December 31, 2025, as compared to the year ended December 31, 2024. On April 17, 2025, we issued a total of 3,799,696 ordinary shares and recorded stock-based compensation of approximately $5.55 million.

Research and Development Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses increased by approximately $0.98 million, or 33.5%, to approximately $3.92 million for the fiscal year ended December 31, 2025, from approximately $2.94 million for the fiscal year ended December 31, 2024. Such increase was primarily attributable to a significant increase in the Company’s R&D activities for the fiscal year ended December 31, 2025.

Income from Operations

As a result of the foregoing, income from operations for the fiscal year ended December 31, 2025 was approximately $7.52 million, representing a decrease of approximately $5.07 million, from approximately $12.59 million for the fiscal year ended December 31, 2024.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.68 million for the fiscal year ended December 31, 2025, representing a decrease of approximately $0.19 million, or 21.6%, from approximately $0.86 million for the fiscal year ended December 31, 2024. The decrease in interest income was because less cash was deposited in banks during the fiscal year ended December 31, 2025 as compared to the fiscal year ended December 31, 2024.

Greenland’s interest expenses were approximately $0.11 million for the fiscal year ended December 31, 2025, an increase of approximately $0.03 million, or 32.5%, as compared to approximately $0.08 million for the fiscal year ended December 31, 2024. The increase was primarily due to an increase in interest expense on the discounted note for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Change in fair value of the warrant liability

Greenland recognized a gain of approximately $2.27 million for the investor warrant from a change in fair value of the warrant liability for the fiscal year ended December 31, 2025, as compared to a gain of approximately $1.75 million for the investor warrant, from a change in fair value of the warrant liability for the fiscal year ended December 31, 2024.

Government subsidies income

Greenland’s government subsidies income was approximately $0.81 million for the fiscal year ended December 31, 2025, a decrease of approximately $0.07 million, as compared to approximately $0.88 million of government subsidies income for the fiscal year ended December 31, 2024. The decrease was primarily due to a decrease in policy incentive income for the fiscal year ended December 31, 2025 as compared to the fiscal year ended December 31, 2024.

Other Income

Greenland’s other income was approximately $0.95 million for the fiscal year ended December 31, 2025, an increase of approximately $0.29 million, as compared to approximately $0.66 million of other income for the fiscal year ended December 31, 2024. The increase was primarily due to an increase in gain on forfeiture of customer advance for the fiscal year ended December 31, 2025 as compared to the fiscal year ended December 31, 2024.

Income Taxes

Greenland’s income tax was approximately $3.51 million for the fiscal year ended December 31, 2025, compared to approximately $1.51 million for the fiscal year ended December 31, 2024.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for both fiscal years 2025 and 2024 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2028.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2025.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2025.

Net Income

As a result of the foregoing, Greenland’s net income was approximately $8.60 million for the fiscal year ended December 31, 2025, representing a decrease of approximately $6.56 million, from the net income of approximately $15.15 million for the fiscal year ended December 31, 2024.

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

For the fiscal year ended December 31, 2025, a PRC subsidiary of ours, Zhejiang Zhongchai, paid off approximately $6.41 million of loans from related parties and maintained $39.69 million cash on hand. We plan to maintain the current debt structure and rely on governmentally supported loans with lower cost, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.08 million and $1.26 million as of December 31, 2025 and 2024, respectively.

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

We believe that the Company has sufficient cash, even with uncertainty in the Company’s manufacturing and sale of electric industrial heavy equipment in the future and decline on sale of transmission products. However, our existing funding sources will be sufficient to fund our operations for the next 12 months. We remain confident and expect to continue to generate positive cash flow from our operations.

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

Historically, we have expended considerable resources on building a new factory and paid off a considerable amount of debt, resulting in less available cash. However, we anticipate that our cash flow will continue to improve for the remainder of fiscal year 2026. More specifically, Zhejiang Zhongchai can pledge the deed of its factory as a collateral to banks in order to obtain loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon acceptable terms to Greenland.

Cash and Cash Equivalents

Cash equivalents refers to all highly liquid investments purchased with original maturity of three months or less. As of December 31, 2025, Greenland had approximately $7.78 million of cash and cash equivalents, an increase of approximately $1.12 million, as compared to approximately $6.66 million as of December 31, 2024. The increase of cash and cash equivalents was mainly due to an increase in our sales volume, as compared to that as of December 31, 2024.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of December 31, 2025, Greenland had approximately $0.07 million of restricted cash, a decrease of approximately $1.88 million, as compared to approximately $1.95 million as of December 31, 2024. The decrease of restricted cash was due to a decrease in notes payable collateralized by cash.

Accounts Receivable

As of December 31, 2025, Greenland had approximately $17.26 million of accounts receivables, an increase of approximately $1.46 million, or 9.24%, as compared to approximately $15.80 million as of December 31, 2024. The increase in accounts receivables was due to the increase in our sales volume.

Greenland recorded approximately 0.02 million and nil of allowance for expected credit losses as of December 31, 2025 and 2024, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivables is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Party

Due from related party was $1.11 million and $0.24 million as of December 31, 2025 and December 31, 2024, respectively. The balance of due from related parties as of December 31, 2025 and December 31, 2024 consisted primarily of the following: (i) other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) of $0.25 million and $0.24 million as of December 31, 2025 and December 31, 2024, respectively, representing a loan to the related party with an annual interest rate of 4.785%; (ii) other receivable from Cenntro Inc. was $0.84 million and nil as of December 31, 2025 and December 31, 2024, respectively, representing a loan with an annual interest rate of 7.5% that will mature before April 14, 2026; and (iii) other receivable from Cenntro Enterprise Limited was $0.02 million and nil as of December 31, 2025 and December 31, 2024, respectively, representing expenses paid on behalf of the related party.

Notes Receivable

As of December 31, 2025, Greenland had approximately $14.70 million of notes receivables, which we expect will be collected within twelve months from the date of receipt of such notes. The decrease was approximately $8.03 million, or 35.33%, as compared to approximately $22.74 million as of December 31, 2024.

Working Capital

Our working capital was approximately $46.97 million as of December 31, 2025, as compared to $35.11 million as of December 31, 2024. The increase in working capital of $11.86 million was primarily contributed to an increase in accounts receivable and short-term investment.

Cash Flow

	For the Fiscal Year Ended December 31,
	2025	2024

Net cash provided by operating activities	$15,608,957	$13,341,886
Net cash used in investing activities	$(919,593)	$(1,868,246)
Net cash used in financing activities	$(15,609,560)	$(30,900,924)
Net decrease in cash and cash equivalents and restricted cash	$(920,196)	$(19,427,284)
Effect of exchange rate changes on cash and cash equivalents	$155,271	$(150,308)
Cash and cash equivalents and restricted cash at beginning of year	$8,611,795	$28,189,387
Cash and cash equivalents and restricted cash at end of year	$7,846,870	$8,611,795

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was approximately $15.61 million, primarily attributable to net income of approximately $8.60 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $2.41 million, stock-based compensation expense of approximately $5.55 million, change in fair value of warrant liability of approximately $(2.27) million and changes in operating assets and liabilities including: (i) an increase of approximately $1.45 million in accounts payable because we extended the payment cycle, (ii) a decrease of approximately $8.78 million in notes receivables because we prioritized collecting cash rather than accepting notes receivables, and (iii) an increase of approximately $9.34 million in other current and non-current assets because we deposited cash into short-term investment.

Net cash provided by operating activities for the year ended December 31, 2024 was approximately $13.34 million, primarily attributable to net income of approximately $15.15 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $2.25 million, change in fair value of warrant liability of approximately $(1.75) million, change in accrued expense of approximately $2.14 million and changes in operating assets and liabilities including: (i) an increase of approximately $11.14 million in other current and non-current assets because we deposited cash into short-term investment, (ii) an increase of approximately $5.27 million in due to related parties, and (iii) a decrease of approximately $3.71 million in notes receivables because we prioritized collecting cash rather than accepting notes receivables.

Investing Activities

Investing activities resulted a cash outflow of approximately $0.92 million for the fiscal year ended December 31, 2025. Cash used in investing activities for the fiscal year ended December 31, 2025 was mainly due to approximately $0.53 million used for purchases of long-term assets and approximately $0.70 million in lend to third parties, offset by approximately $0.28 million in repayment of loans lent to third parties.

Investing activities resulted a cash outflow of approximately $1.87 million for the fiscal year ended December 31, 2024. Cash used in investing activities for the fiscal year ended December 31, 2024 was mainly due to approximately $1.96 million used for purchases of long-term assets and approximately $0.70 million in lend to third parties, offset by approximately $0.69 million in repayment of loans lent to third parties.

Financing Activities

Financing activities resulted a cash outflow of approximately $15.61 million for the fiscal year ended December 31, 2025, which was mainly attributable to approximately $7.25 million in notes payable and approximately $6.41 million in repayment of loans from related parties. Such amounts were further offset by approximately $0.27million in proceeds from related parties.

Financing activities resulted a cash outflow of approximately $30.90 million for the fiscal year ended December 31, 2024, which was mainly attributable to approximately $16.58 million in notes payable and approximately $8.56 million in repayment of short-term bank loans. Such amounts were further offset by approximately $5.56 million in proceeds from short-term bank loans.

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2025, cash and cash equivalents of $39,689,785 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent to $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of December 31, 2025, three customers accounted for 11.24%, 10.24% and 10.12% of total accounts receivable, respectively. As of December 31, 2024, two customers accounted for 12.78% and 10.33% of total accounts receivable, respectively. No other customers accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2025 and 2024.

For the year ended December 31, 2025, two customers accounted for 15.07% and 10.05% of total revenue, respectively. For the year ended December 31, 2024, two customers accounted for 14.19% and 11.94% of total revenue, respectively. No other customers accounted for more than 10% of the Company’s total revenue for the fiscal years ended December 31, 2025 and 2024.

There were no suppliers representing more than 10% of the Company’s total purchases for the years ended December 31, 2025 and 2024, respectively.

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

Pursuant to the Share Exchange Agreement, Greenland acquired from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares, no par value of Greenland, to Cenntro Holding Limited. As a result, Cenntro Holding Limited became the then controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was documented as a reverse merger effected by a share exchange, wherein Zhongchai Holding is considered the acquirer for accounting and financial reporting purposes.

Pursuant to that certain finder agreement with Hanyi Zhou dated May 29, 2019 (the “Finder Agreement”), 50,000 ordinary shares were issued to Hanyi Zhou as a finder fee for the Business Combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2025, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

Off Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Certain information regarding this Item is contained in Item 7 under the headings “Credit Risk,” “Liquidity Risk,” and “Inflation Risk.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENLAND TECHNOLOGIES HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Greenland Technologies Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greenland Technologies Holding Corporation and its subsidiaries. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years ended December 31,2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31,2025 and 2024, and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As described in Notes 16 to the consolidated financial statements, the Company’s warrant liability was $0.07 million as of December 31, 2025, which amount was material to the consolidated financial statements as a whole. Management applies significant judgments in estimating fair values of warrant liability including selection of valuation methods and significant assumptions used in valuation such as Black–Scholes model and significant inputs into the model.

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

The accounts relevant to this critical audit matter include the value of the warrant liabilities and the related disclosures in the accompanying Note 16 to the consolidated financial statements.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024

Singapore

March 23, 2026

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(AUDITED, IN U.S. DOLLARS)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$7,775,330	$6,659,142
Restricted cash	71,540	1,952,653
Short term investment	24,454,701	18,535,354
Notes receivable	14,704,079	22,736,700
Accounts receivable, net	17,256,479	15,796,423
Inventories, net	24,377,036	23,378,090
Due from related parties-current, net	1,106,417	235,497
Advance to suppliers	80,757	1,810,157
Fixed deposit-current	2,966,386
Prepayments and other current assets	2,472,387	1,542,743
Total Current Assets	$95,265,112	$92,646,759

Non-current asset
Property, plant, equipment and construction in progress, net	11,889,147	13,140,534
Land use rights, net	3,325,188	3,269,999
Intangible assets	68,691	89,959
Deferred tax assets	446,613	426,485
Right-of-use assets	-	1,624,290
Fixed deposit-non current	4,421,828	4,130,514
Other non-current assets	355,762	247,655
Total non-current assets	$20,507,229	$22,929,436
TOTAL ASSETS	$115,772,341	$115,576,195

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024 (Continued)

(AUDITED, IN U.S. DOLLARS)

	December 31,	December 31,
	2025	2024

Current Liabilities
Notes payable-bank acceptance notes	$12,759,720	$19,366,241
Accounts payable	25,604,917	23,102,944
Taxes payables	1,622,509	1,200,681
Contract liabilities	93,698	328,873
Due to related parties	5,275,011	9,037,543
Other current liabilities	2,941,871	3,985,008
Lease liabilities	-	516,673
Total current liabilities	$48,297,726	$57,537,963

Non-current liabilities
Lease liabilities	-	1,167,941
Deferred revenue	1,083,784	1,263,180
Warrant liability	70,910	2,338,223
Total non-current liabilities	$1,154,694	$4,769,344
TOTAL LIABILITIES	$49,452,420	$62,307,307

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; 17,394,226 and 13,594,530 shares issued and outstanding as of December 31, 2025 and December 31, 2024.	-	-
Additional paid-in capital	33,017,917	27,470,361
Statutory reserves	3,842,331	3,842,331
Retained earnings	37,533,648	32,602,105
Accumulated other comprehensive loss	(1,452,410)	(3,707,100)
Total shareholders’ equity attributed to Greenland Technologies Holding Corporation and subsidiaries	$72,941,486	$60,207,697
Non-controlling interest	(6,621,565)	(6,938,809)
TOTAL SHAREHOLDERS’ EQUITY	$66,319,921	$53,268,888

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,772,341	$115,576,195

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31,
	2025	2024
Revenues	$90,694,007	$83,944,661
Cost of goods sold	62,248,455	61,411,693
Gross profit	28,445,552	22,532,968
Selling expenses	1,735,358	2,148,659
General and administrative expenses	15,267,842	4,853,768
Research and development expenses	3,920,274	2,936,399
Total operating expenses	$20,923,474	$9,938,826
INCOME FROM OPERATIONS	$7,522,078	$12,594,142
Interest income	677,386	864,390
Interest expense	(111,663)	(84,243)
Loss (gain) on disposal of property, plant, equipment	(3,999)	5,863
Change in fair value of the warrant liability	2,267,313	1,746,382
Government subsidies income	812,873	881,175
Other income	946,097	659,204
INCOME BEFORE INCOME TAX	$12,110,085	$16,666,913
INCOME TAX EXPENSE	3,511,822	1,512,758
NET INCOME	$8,598,263	$15,154,155
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,666,720	1,087,183
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$4,931,543	$14,066,972
OTHER COMPREHENSIVE INCOME (LOSS):	2,518,278	(1,218,261)
Unrealized foreign currency translation income (loss) attributable to Greenland Technologies Holding Corporation and subsidiaries	2,254,690	(1,123,306)
Unrealized foreign currency translation income (loss) attributable to non-controlling interest	263,588	(94,955)
Total comprehensive income attributable to Greenland technologies holding corporation and subsidiaries	7,186,233	12,943,666
Total comprehensive income attributable to noncontrolling interest	3,930,308	992,228
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	16,145,011	13,594,530
Basic and diluted	0.31	1.03

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(AUDITED, IN U.S. DOLLARS)

							Total shareholders’ equity attributed to Greenland Technologies
	Ordinary Shares		Additional	Accumulated Other			Holding Corporation	Non-	Total
	No Par Value		Paid-in	Comprehensive	Statutory	Retained	and	controlling	Shareholders’
	Shares	Amount	Capital	Income/(loss)	Reserve	Earnings	subsidiaries	Interest	Equity
Balance as of December 31, 2023	13,594,530	-	$30,286,560	$(2,583,794)	3,842,331	$18,535,133	$50,080,230	$573,171	$50,653,401
Capital reduction for non-controlling interests	-	-	(2,816,199)	-	-	-	(2,816,199)	(2,570,108)	(5,386,307)
Net income	-	-	-	-	-	14,066,972	14,066,972	1,087,183	15,154,155
Dividend	-	-	-	-	-	-	-	(5,934,100)	(5,934,100)
Foreign currency translation adjustment	-	-	-	(1,123,306)	-	-	(1,123,306)	(94,955)	(1,218,261)
Balance as of December 31, 2024	13,594,530	-	$27,470,361	$(3,707,100)	3,842,331	$32,602,105	60,207,697	$(6,938,809)	$53,268,888
Share issuance for stock based compensation	3,799,696	-	5,547,556	-	-	-	5,547,556	-	5,547,556
Net income	-	-	-	-	-	4,931,543	4,931,543	3,666,720	8,598,263
Dividend	-	-	-	-	-	-	-	(3,613,064)	(3,613,064)
Foreign currency translation adjustment	-	-	-	2,254,690	-	-	2,254,690	263,588	2,518,278
Balance as of December 31, 2025	17,394,226	-	$33,017,917	$(1,452,410)	3,842,331	$37,533,648	72,941,486	$(6,621,565)	$66,319,921

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,598,263	$15,154,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,407,709	2,245,272
Amortization of deferred subsidy	(228,357)	(228,097)
Loss (gain) on disposal of property, plant, equipment	3,999	(5,863)
Increase (Decrease) in allowance for credit losses	15,596	(856,311)
Increase (Decrease) in provision for inventories	1,042,942	(88,966)
Change in fair value of warrant liability	(2,267,313)	(1,746,382)
Uncollectible accounts written off	1,705,312	-
Stock based compensation expense	5,547,556	-
Deferred tax assets	(1,415)	(179,486)
Non-cash lease expenses	254,594	419,315
Accrued interest income derived from loan to related parties	(9,520)	(2,385)
Accrued expense	(490,117)	2,141,850
Changes in operating assets and liabilities:
Increase (Decrease) In:
Accounts receivable	(1,692,338)	1,109,710
Notes receivable	8,783,986	3,709,933
Inventories	(1,058,340)	689,511
Advance to suppliers	1,732,340	(1,523,769)
Other current and noncurrent assets	(9,336,598)	(11,135,346)
Increase (Decrease) In:
Accounts payable	1,449,981	(1,522,081)
Contract liabilities	(239,980)	195,039
Other current liabilities	(669,329)	(371,959)
Income tax payables	374,904	469,757
Due to related parties	-	5,273,747
Lease liabilities	(314,918)	(405,758)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,608,957	$13,341,886

See accompanying notes to the consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (Continued)

(AUDITED, IN U.S. DOLLARS)

	For the years ended December 31
	2025	2024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment	$(525,718)	$(1,964,276)
Loan payment to third parties	(695,652)	(694,859)
Repayment of loans lend to third parties	278,261	694,859
Proceeds from sale of property, plant and equipment	23,516	96,030
NET CASH USED IN INVESTING ACTIVITES	$(919,593)	$(1,868,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$-	$5,558,875
Repayments of short-term bank loans	-	(8,560,668)
Notes payable	(7,252,870)	(16,578,724)
Dividend paid	(2,221,760)	(5,934,100)
Capital reduction for non-controlling interests	-	(5,386,307)
Proceeds from related parties	271,000	-
Repayment of loans from related parties	(6,405,930)	-
NET CASH USED IN FINANCING ACTIVITES	$(15,609,560)	$(30,900,924)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$(920,196)	$(19,427,284)
Effect of exchange rate changes on cash	155,271	(150,308)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	8,611,795	28,189,387
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,846,870	$8,611,795
Bank balances and cash	7,775,330	6,659,142
Bank balances and cash included in assets classified as restricted cash	71,540	1,952,653

Supplemental Disclosure of Cash Flow Information
Income taxes paid	3,094,942	1,593,305
Interest paid	-	48,441

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the fiscal years ended December 31, 2025 and 2024, Greenland sold an aggregate of 166,317 and 149,597 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI Corp. (“HEVI”) to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. Prior to 2025, HEVI had been manufacturing and selling electric industrial vehicle products. However, substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy. HEVI intends to resume operations once the policy environment stabilizes. HEVI’s electric industrial vehicle products (which it are not currently being offered as a result of the suspension of its operations) include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, in April 2023, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery wheeled front-end loader.

Greenland is the parent company of HEVI and Greenland Holding Enterprises Inc. (“Greenland Holding”), a holding company formed in the State of Delaware on August 28, 2023, which in turn acts as the holding company for Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Administrative Region of the PRC (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005 (“Zhejiang Zhongchai”), Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machinery in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands business company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company’s Shareholders

As of December 31, 2025, Trendway Capital Limited owned 34.56% of Greenland’s outstanding ordinary shares. Trendway Capital Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company.

The Company’s Subsidiaries

Zhongchai Holding, the indirect wholly owned subsidiary of the Company, owns 89.47% of the equity interest in Zhejiang Zhongchai, 100% of the equity interest in Hangzhou Greenland and 62.5% of the equity interest in Hengyu Capital. HEVI is a wholly owned subsidiary of Greenland. Greenland Holding is a wholly owned subsidiary of the Company and holds 100% of the equity interests in Zhongchai Holding.

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for 10.53% of its interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for 20.00% of its interest. On November 25, 2024, Jiuhe withdrew its investment in Zhejiang Zhongchai. As a result, the equity interests in Zhejiang Zhongchai was redistributed between Zhongchai Holding and Jiuxin. As of December 31, 2025, Zhongchai Holding owned approximately 89.47% of the equity interests and Jiuxin owned approximately 10.53% of the equity interests.

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

Details of the Company’s subsidiaries, which are included in these consolidated financial statements as of December 31, 2025, are as follows:

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated financial statements include the consolidated financial statements of the Company and its subsidiaries, which include Hong Kong-registered entities and PRC-registered entities directly or indirectly owned by the Company. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation. The results of subsidiaries acquired or disposed of are recorded in the consolidated income statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions in light of currently available information. In accordance with ASC 250, changes in estimates resulting from changes in facts and circumstances are recognized in the period in which such changes occur. The Company bases its estimates on past experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for matters including, but not limited to, allowances for expected credit losses, inventory provisions, useful lives and impairment of long-lived assets, and valuation allowances for deferred tax assets.

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

Foreign Currency Translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Renminbi (“RMB”). The Company’s consolidated financial statements have been translated into the reporting currency of the United States Dollar (“USD”, “US$” or “$”). Assets and liabilities of the Company are translated at the exchange rate at each reporting period end date. Equity is translated at the historical exchange rate when the transaction occurs. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translation of foreign currency transactions and balances are reflected in the results of operations.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the audited consolidated financial statements or otherwise disclosed in this report were as follows:

	As of
	December 31, 2025	December 31, 2024
Period end RMB: US$ exchange rate	6.9931	7.2993

	For the years ended December 31,
	2025	2024
Period average RMB: US$ exchange rate	7.1875	7.1957

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

The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2025 and December 31, 2024:

	As of
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$7,775,330	$6,659,142
Restricted cash	71,540	1,952,653
Cash, cash equivalents and restricted cash	$7,846,870	$8,611,795

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

The Company considers the carrying amounts of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, amounts due from/to a related party, other receivables, fixed deposits, accounts payable, other payables, and warrant liability, to approximate the fair values of the respective assets and liabilities as of December 31, 2025 and December 31, 2024, owing to their short-term nature or present value characteristics. For note payable-bank acceptance notes, fair value approximates their carrying value at year-end, as fair value is estimated using discounted cash flows in which the interest rates used to discount the host contracts approximate market rates. For the years ended December 31, 2025 and 2024, there were no transfers between different levels of inputs used to measure fair value.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$-	24,454,701	-	$24,454,701
Warrants liability	-	70,910	-	70,910

Total	$-	24,525,611	-	$24,525,611

Accounts Receivable

Accounts receivable are recorded at the gross billing amount less an allowance for expected credit losses from the customers. Accounts receivable do not bear interest.

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, resulting in more timely recognition of credit losses. Upon adoption, the Company changed its impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets.

The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”), and records the allowance for credit losses as an offset to accounts receivable and contract assets, with the estimated credit losses charged to the allowance in the consolidated statements of operations and comprehensive income (loss). The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily based on similar business lines, services, or product offerings, and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances and contract asset balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method and includes all costs of purchase, costs of conversion, and other costs incurred in bringing the inventories to their present location and condition. Costs of purchase consist of the purchase price, import duties, freight, handling, and other directly attributable costs, less trade discounts, rebates, and other similar items. Costs of conversion include direct labor and a systematic allocation of fixed and variable production overheads incurred in converting raw materials into finished goods. Other costs are included only to the extent they are incurred in bringing the inventories to their present location and condition. Net realizable value is based on estimated selling prices in the ordinary course of business, less estimated costs of completion and estimated costs necessary to make the sale. Cost of raw materials is calculated using the weighted average method and is based on purchase cost. Work-in-progress and finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead.

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.08 million and $1.81 million as of December 31, 2025 and 2024, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the combined statements of income and comprehensive income (loss). Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances indicate a change in estimates of useful lives. No such events were identified for the years ended December 31, 2024 and 2025.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the years ended December 31, 2025 and 2024.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Lease

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is effective for annual reporting periods (including interim periods) beginning after December 15, 2018. The Company adopted the Topic 842 on January 1, 2020 using a modified retrospective approach reflecting the application of the standard to leases existing at, or entered after, the beginning of the earliest comparative period presented in the consolidated financial statements.

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

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liabilities adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of December 31, 2025 and December 31, 2024.

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of a contract with a customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenues when (or as) the Company satisfies each performance obligation.

Principal versus Agent Considerations

The Company acts as a principal, rather than as an agent, in its revenue transactions. This determination is based on the Company’s assessment of control pursuant to ASC 606-10-55-36 through 55-40. The Company controls each specified good before it is transferred to the customer, as evidenced by the following indicators:

Primary responsibility for fulfillment: The Company is primarily responsible for fulfilling the promise to provide products to customers, including with respect to product quality, delivery, and acceptance. The Company handles all customer inquiries, complaints, returns, and warranty claims directly with customers.

Inventory risk: The Company bears inventory risk prior to the transfer of goods to customers, including the risk of obsolescence, damage, and loss. The Company purchases raw materials, manufactures finished goods, and holds inventory at its own facilities prior to the receipt of customer orders.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pricing discretion: The Company has sole discretion in establishing the prices charged to customers. Prices are determined based on the Company’s own cost structure, market conditions, and pricing strategies, independently of any third-party suppliers.

No intermediary role: The Company manufactures its own products through its subsidiaries and sells them directly to customers. There are no arrangements pursuant to which another party provides goods or services to the customer on the Company’s behalf.

Accordingly, the Company recognizes revenue on a gross basis, presenting the full transaction price as revenue and the corresponding cost of goods sold as a separate line item in the statements of operations.

Contracts with Customers and Performance Obligations

The Company’s contracts with customers are primarily purchase orders for the sale of its transmission products. These contracts have commercial substance and are short-term in nature, with a contract term of one year or less. The transaction price in these contracts is fixed, based on the agreed-upon unit price and quantity. Payment is typically due within two months after the customer’s acceptance of the goods. The Company has concluded that the promise to transfer each unit of product is the only performance obligation in these contracts. This promise is distinct, as the customer can benefit from the product either on its own or together with other readily available resources, and the Company’s promise to transfer the goods is separately identifiable from any other promises in the contract, pursuant to ASC 606-10-25-19. The Company’s standard warranty is not assessed as a separate performance obligation as it does not provide a service beyond assuring that the product complies with agreed-upon specifications.

Contract assets

A contract asset is the right to consideration in exchange for goods or services transferred to the customer. If the Company performs by transferring goods or services to a customer before the customer pays consideration or before payment is due, a contract asset is recognized for the earned consideration that remains conditional upon factors other than the passage of time. The Company does not have contract assets for the years presented.

Contract liabilities

Contract liabilities represent consideration received by the Company for which the related performance obligations have not yet been satisfied. Contract liabilities primarily consist of payments received for the sale of products in advance of revenue recognition and deferred revenue related to government subsidies received prior to the satisfaction of the associated qualifying conditions.

The following table summarizes the movement in contract liabilities during the year ended December 31, 2025:

	Contract Liabilities	Deferred Revenue	Total Contract Liabilities
Beginning balance	$328,873	1,263,180	$1,592,053
Additions	10,243	-	10,243
Recognized as revenue during the year	(250,223)	(228,357)	(478,580)
Effect of foreign exchange change	4,805	48,961	53,766
Ending balance	$93,698	1,083,784	$1,177,482

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract liabilities decreased during the year ended December 31, 2025, as advance payments were applied upon delivery of the related products. The remaining balance of $93,698 as of December 31, 2025 represents deposits received for orders not yet delivered and is expected to be recognized as revenue within the next twelve (12) months. The decrease in deferred revenue is primarily attributable to the recognition of grant income upon satisfaction of the associated qualifying conditions during the period.

The Company derives revenues from the processing, distribution and sale of its products. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT at a rate of 13%. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the years ended December 31, 2025 and 2024. The total sales return amount accounted for around 0.15% and 0.20% of the total revenue for the years ended December 31, 2025 and 2024, respectively. The total amount of warrant expenditures accounted for around 0.17% and 0.55% of the total revenue for the years ended December 31, 2025 and 2024, respectively.

The following table sets forth disaggregation of revenue:

	For the years ended December 31,
	2025	2024
Major Product
Transmission boxes for Forklift	$87,821,709	$79,753,008
Transmission boxes for Non-Forklift (EV, etc.)	2,872,298	4,191,653
Total	$90,694,007	$83,944,661

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $3.92 million and $2.94 million for the years ended December 31, 2025 and 2024, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies were $1.08 million and $1.26 million as of December 31, 2025 and 2024, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2025 and 2024, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Value-Added Tax

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with PRC Laws. The standard VAT rate is 13%. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

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

Segments and Related Information

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses, and is identified on the basis of internal financial reports provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess the performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s revenue segments have similar economic characteristics and they are managed as a single business unit. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2025 and 2024. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2025 and 2024.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty and risks

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2025, cash and cash equivalents of $39,689,785 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of December 31, 2025, three customers accounted for 11.24%, 10.24% and 10.12% of total accounts receivable, respectively. As of December 31, 2024, two customers accounted for 12.78% and 10.33% of total accounts receivable, respectively. No other customers accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2025 and 2024.

For the year ended December 31, 2025, two customers accounted for 15.07% and 10.05% of total revenue, respectively. For the year ended December 31, 2024, two customers accounted for 14.19% and 11.94% of total revenue, respectively. No other customers accounted for more than 10% of the Company’s total revenue for the fiscal years ended December 31, 2025 and 2024.

There were no suppliers representing more than 10% of the Company’s total purchases for the years ended December 31, 2025 and 2024, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below:

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

In February 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 (“ASU 2025-02”), which amends the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121, “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users,” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which revises the definition of “performance condition” for share-based consideration payable to a customer, eliminates the forfeiture policy election for awards granted to customers (unless granted in exchange for a distinct good or service), and clarifies the applicability of the variable consideration constraint. The amendments are effective for annual reporting periods (including interim periods within annual reporting periods) beginning after December 15, 2026, for all entities. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued. The Company is currently evaluating the impact of the adoption of this guidance.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from revenue contracts under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset, thereby reducing the need for complex macroeconomic forecasts. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes the accounting for internal-use software costs by removing all references to prescriptive software development stages and introducing a single capitalization threshold based on management’s authorization of and commitment to fund the project and the probability of its completion. The amendments also incorporate website development cost guidance into Subtopic 350-40 and clarify the related disclosure requirements. The new guidance is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its financial statements and disclosures.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the gross-up approach to most acquired loans. Effective for fiscal years beginning after December 15, 2026. Early adoption permitted. The Company is evaluating the impact.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. Effective for fiscal years beginning after December 15, 2029. Early adoption permitted. The Company is evaluating the impact.

In December 2025, the FASB issued ASU 2025-11, *Interim Reporting (Topic 270): Narrow-Scope Improvements*. Effective for interim periods within fiscal years beginning after December 15, 2028. Early adoption permitted. The Company is evaluating the impact.

In December 2025, the FASB issued ASU 2025-13, *Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract*. Effective for fiscal years beginning after December 15, 2026. Early adoption permitted. The Company is evaluating the impact.

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

NOTE 3 – SHORT TERM INVESTMENT

As of December 31, 2025 and 2024, the Company’s short term investment amounted to $24,454,701 and $18,535,354, respectively. During the year ended December 31, 2025, the Company purchased bank management products in a total amount of $23,652,174 (RMB170,000,000). As of December 31, 2025, the fair value of the Company’s bank management products was $24,454,701 (RMB171,014,172).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the years ended December 31,
	2025		2024
Major customers representing more than 10% of the Company’s revenues
Company A	$13,665,436	15.07%	$11,908,185	14.19%
Company B	9,112,940	10.05%	10,021,669	11.94%
Total Revenue	$22,778,376	25.12%	$21,929,854	26.13%

	As of
	December 31, 2025		December 31, 2024
Major customers of the Company’s accounts receivable, net
Company A	1,939,540	11.24%	1,631,916	10.33%
Company B	1,766,799	10.24%	-	-%
Company C	1,745,719	10.12%	2,018,589	12.78%
Company D	1,380,095	8.00%	985,379	6.24%
Company E	799,392	4.63%	1,008,343	6.38%
Company F	723,683	4.19%	409,073	2.59%
Company G	717,674	4.16%	546,310	3.46%
Total	$9,072,902	52.58%	$6,599,610	41.78%

Accounts receivable from the Company’s major customers accounted for 52.58% and 41.78% of total accounts receivable balances as of December 31, 2025 and December 31, 2024, respectively.

There was no supplier representing more than 10% of the Company’s total purchases for the years ended December 31, 2025 and 2024, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is net of allowance for expected credit losses.

	As of
	December 31, 2025	December 31, 2024
Accounts receivable	$17,272,509	$15,796,423
Less: allowance for expected credit losses	(16,030)	-
Accounts receivable, net	$17,256,479	$15,796,423

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS RECEIVABLE (CONTINUED)

Changes in the allowance for expected credit losses are as follows:

	For the Years Ended December 31,
	2025	2024
Beginning balance	$-	$867,865
Additional provision charged to expense	15,596	-
Reversal of provision charged to expense	-	(856,311)
Effect of foreign exchange change	434	(11,554)
Ending balance	$16,030	$-

NOTE 6 – INVENTORIES, NET

As of December 31, 2025 and 2024, inventories consisted of the following

	As of
	December 31, 2025	December 31, 2024
Raw materials	$10,165,798	$9,686,506
Revolving material	1,172,449	1,096,125
Consigned processing material	28,671	27,998
Work-in-progress	2,334,681	1,739,535
Finished goods	12,290,156	11,369,347
Less: inventory impairment	(1,614,719)	(541,421)
Inventories, net	$24,377,036	$23,378,090

Changes in the inventory reserves are as follows:

	For the Years Ended December 31,
	2025	2024
Beginning balance	$541,421	$638,932
Inventory write-downs	1,042,942	-
Carry forward	-	(88,966)
Effect of foreign exchange change	30,356	(8,545)
Ending balance	$1,614,719	$541,421

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTES RECEIVABLE

	As of
	December 31, 2025	December 31, 2024
Bank notes receivable:	$12,547,551	$21,377,522
Commercial notes receivable	2,156,528	1,359,178
Total	$14,704,079	$22,736,700

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to nine months from the date of issuance. As of December 31, 2025, the Company pledged notes receivable for an aggregate amount of $3.43 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $2.47 million. As of December 31, 2024, the Company pledged notes receivable for an aggregate amount of $13.85 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $12.86 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the years ended December 31, 2025 and 2024, the Company had no allowance for expected credit losses for notes receivable.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

(a) As of December 31, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Buildings	$11,619,695	$11,132,258
Machinery	23,471,775	22,220,209
Motor vehicles	342,931	327,514
Electronic equipment	289,246	242,630
Total property plant and equipment, at cost	35,723,647	33,922,611

Less: accumulated depreciation	(23,834,500)	(20,787,963)
Property, plant and equipment, net	$11,889,147	$13,134,648
Construction in process	-	5,886
Total	$11,889,147	$13,140,534

For the years ended December 31, 2025 and 2024, depreciation expense amounted to $2.25 million and $2.06 million, respectively, of which $1.14 million and $1.27 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

For the years ended December 31, 2025 and 2024, $0.01 million and $0.39 million of construction in progress were converted into property, plant and equipment.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LAND USE RIGHTS, NET

Land use rights consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Land use rights, cost	$4,399,566	$4,215,007
Less: Accumulated amortization	(1,074,378)	(945,008)
Land use rights, net	$3,325,188	$3,269,999

Estimated future amortization expense is as follows as of December 31, 2025:

Years ending December 31,	Amortization expense
2026	$85,611
2027	85,611
2028	85,611
2029	85,611
2030	85,611
Thereafter	2,897,133
Total	$3,325,188

NOTE 10 – FIXED DEPOSITS

As of December 31, 2025 and 2024, fixed deposits consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Three-year bank deposit-current	$2,966,386	$-
Three-year bank deposit-non current	4,421,828	4,130,514
Total	$7,388,214	$4,130,514

All fixed deposits were deposited in local banks in the PRC, each with a deposit term of three years. As of December 31, 2025, the Company had four outstanding term deposits with the following maturity dates and annual interest rates:

(1)	approximately $1.50 million with China Zheshang Bank, maturing on February 17, 2026, bearing interest at 3.25% per annum;

(2)	approximately $1.48 million with China Zheshang Bank, maturing on June 27, 2027, bearing interest at 2.60% per annum;

(3)	approximately $2.95 million with China Zheshang Bank, maturing on September 27, 2027, bearing interest at 2.40% per annum;

(4)	approximately $1.47 million with Bank of Ningbo, maturing on September 20, 2026, bearing interest at 3.00% per annum.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NOTES PAYABLE

	As of
	December 31, 2025	December 31, 2024
Bank acceptance notes	$12,759,720	$19,366,241
Total	$12,759,720	$19,366,241

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $0.07 million and $1.95 million of restricted cash and $3.43 million and $13.85 million of notes receivable as of December 31, 2025 and 2024, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The notes payable bears no interests.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	December 31, 2025	December 31, 2024
Procurement of Materials	$25,213,713	$22,804,612
Infrastructure& Equipment	113,793	209,899
Freight fee	277,411	88,433
Total	$25,604,917	$23,102,944

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	December 31, 2025	December 31, 2024
Employee payables	909,168	1,049,994
Other tax payables	178,399	272,632
Other payable*	248,565	834,753
Accrued expenses	301,134	177,566
Accrued after-sales service fee	1,304,605	1,650,063
Total	$2,941,871	$3,985,008

*	Other payables mainly consist of utility expenses and consulting fee.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	December 31, 2025	December 31, 2024
Subsidy	1,083,784	1,263,180
Total	$1,083,784	$1,263,180

Changes in the deferred revenue are as follows:

	For the Years Ended December 31,
	2025	2024
Beginning balance	$1,263,180	$1,529,831
Recognized as revenue during the year	(228,357)	(228,097)
Effect of foreign exchange change	48,961	(38,554)
Ending balance	$1,083,784	$1,263,180

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of December 31, 2025, grant income decreased by $0.18 million, as compared to December 31, 2024. The change was mainly due to timing of incurring qualifying expenses.

NOTE 15 – LEASES

The Company leases its assembly site under operating leases, with initial terms of 5.58 years. Usually within four months prior to the expiration date of a lease, the Company is required to notify the lessor and has a priority to continue renting the lease property if a lessor intends to lease property. The lease itself does not have restrictions or covenants. Any damage, if made by the lessee, to the property and equipment within the property has to been fixed or reimbursed by the lessee. As of December 31, 2025, this lease was terminated and no longer has any right-of-use asset or lease liability outstanding.

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 is as follows:

	As of
	December 31, 2025	December 31, 2024
Assets:
Right-of-use assets	$-	$1,624,290
Liabilities:
Lease liabilities	$-	$516,673
Lease liabilities	-	1,167,941
Total operating lease liabilities	$-	$1,684,614
Lease term and discount rate
Weighted average remaining lease term (in years)	-	2.92
Weighted average discount rate	-	4.36

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – LEASES (CONTINUED)

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the years ended December 31,
	2025	2024
Components of lease expense:
Operating lease expense	$254,594	$419,315
Total lease expense	$254,594	$419,315

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	December 31, 2025	December 31, 2024

Share price	$0.61	$1.94
Exercise price	$4.49	$4.49
Expected term (years)	1.04	1.54
Risk-free interest rate	3.5%	4.2%
Expected volatility	100.00%	100.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	December 31, 2025	December 31, 2024
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$70,910	$2,338,223

The fair value of the warrants was classified as a liability of $2,338,223 as of December 31, 2024. For the year ended December 31, 2025, the Company recognized a gain of $2,267,313 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $70,910 for the investor warrant, collectively, as of December 31, 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of December 31, 2025 and December 31, 2024, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 17,394,226 and 13,594,530 ordinary shares issued and outstanding, respectively.

On April 17, 2025, the Company granted a total of 997,300 and 2,802,396 ordinary shares to its key employees under the Company’s 2020 Equity Incentive Plan and 2021 Equity Incentive Plan, respectively.

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

As of December 31, 2025, there were no warrants outstanding.

Subsequent Event — Dual-Class Share Structure

As further described in Note 24 – Subsequent Events, on January 30, 2026, the Company’s shareholders approved the implementation of a dual-class share structure. Upon effectiveness of such approval, the Company’s existing ordinary shares were re-designated as follows:

Shareholder	Shares Held as of December 31, 2025	Reclassification	Shares Held After January 30, 2026
Trendway Capital Limited	6,011,740 Ordinary Shares	→ Class B Ordinary Shares	6,011,740 Class B Ordinary Shares
All other shareholders	11,382,486 Ordinary Shares	→ Class A Ordinary Shares	11,382,486 Class A Ordinary Shares
Total	17,394,226 Ordinary Shares	—	17,394,226 Ordinary Shares

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table sets forth the pro forma effect of the Reorganization on the Company’s share capital as of December 31, 2025, as if the Reorganization had been effected on such date (unaudited):

	As of December 31, 2025	Pro Forma (Unaudited)
Ordinary shares	17,394,226 Shares	—
Class A Ordinary Shares	—	11,382,486 Shares
Class B Ordinary Shares	—	6,011,740 Shares
Total shareholders’ equity	67,457,279	67,457,279

The pro forma information is for illustrative purposes only and does not reflect the actual share capital structure as of December 31, 2025. The Reorganization will be reflected in the Company’s consolidated financial statements beginning in the first quarter of 2026.

As of January 30, 2026, all Class B Ordinary Shares were held by Trendway Capital Limited, an entity controlled by Mr. Peter Zuguang Wang, the Chairman of the Company’s Board of Directors. Class B Ordinary Shares carry 25 votes per share, while Class A Shares carry one vote per share. Both classes have identical economic rights.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Years ended December 31,
	2025	2024
Net income attributable to the Greenland Technologies Holding Corporation and subsidiaries	$4,931,543	$14,066,972
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	16,145,011	13,594,530
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	16,145,011	13,594,530
Basic and diluted net income per share	$0.31	$1.03

For the years ended December 31, 2025 and 2024, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the years ended December 31, 2025 and 2024 are as follows:

	For the years ended December 31,
	2025	2024
Domestic Sales	$88,734,230	$82,249,656
International Sales	1,959,777	1,695,005
Total	$90,694,007	$83,944,661

NOTE 20 – INCOME TAXES

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

United States

HEVI and Greenland Holding are subject to U.S. federal tax laws. On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted. Under its provisions, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, we have remeasured our deferred tax assets on our net operating loss carry forwards in the U.S. at the lower enacted tax rate of 21%. However, this remeasurement had no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – INCOME TAXES (CONTINUED)

PRC

Zhejiang Zhongchai and Hangzhou Greenland are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Hangzhou Greenland, the wholly owned subsidiary of Zhongchai Holding, is subject to the 25% standard income tax rate. Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” will be reevaluated near the end of 2028. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%.

For the years ended December 31, 2025 and 2024, the components of income tax expense consist of the following:

	For the years ended December 31,
	2025	2024
Current income tax	$3,513,237	$1,692,244
Deferred income tax	(1,415)	(179,486)
Total Income tax	$3,511,822	$1,512,758

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the years ended December 31,
	2025	2024
PRC statutory income tax rates*	25.00%	25.00%
Permanent difference	-%	-%
Super deduction on eligible R&D expenditure	(6.72)%	(3.76)%
“High-tech enterprise” tax deduction	(17.67)%	(10.67)%
Effect of different tax jurisdiction	0.53%	(1.20)%
Effect of adjusting income tax for prior periods	(1.46)%	(0.62)%
Effect of internal withholding of income tax and internal offsetting	32.09%	-
Change in valuation allowance	(2.77)%	0.33%
Actual income tax rate	29.00%	9.08%

*	As the Company’s business operation mainly concentrated in PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

Deferred tax assets consist of the following:

	As of
	December 31, 2025	December 31, 2024
Allowance	$117,969	$39,236
Accrued expense	328,644	387,249
Net operating losses carried forward in the PRC	389,035	278,989
Net operating losses carried forward in the U.S.	2,507,106	1,858,265
Net operating losses carried forward in the Hong Kong	522	150,280
Totals	3,343,276	2,714,019
Less: Valuation allowance	(2,896,663)	(2,287,534)
Deferred tax assets, net	$446,613	$426,485

The Company has recorded nil unrecognized benefit as of December 31, 2025 and December 31, 2024, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has leased premises for its assembly site under operating leases since June 2022. Rent expense is recognized on a straight-line basis over the terms of the operating leases accordingly and the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

The following are the aggregate non-cancellable future minimum lease payments under operating leases as of December 31, 2025:

For the year ending December 31,	Operating Leases
2026	$14,085
Total lease payments	$14,085

NOTE 22 – RELATED PARTY TRANSACTIONS

(a)	Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manager of Zhejiang Zhongchai
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manager and one of the directors of Zhejiang Zhongchai/Non-controlling interest of Zhejiang Zhongchai
Raymond Z. Wang	Chief Executive Officer and President
Cenntro Inc.	Under common control of Peter Zuguang Wang
Cenntro Enterprise Limited	Under common control of Peter Zuguang Wang

(b)	Summary of Balances with Related Parties:

	As of
	December 31, 2025	December 31, 2024
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$-	$2,534
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,392,961	2,392,961
Xinchang County Jiuhe Investment Management Partnership (LP)[5]	-	5,205,979
Xinchang County Jiuxin Investment Management Partnership (LP)[6]	1,429,981	-
Raymond Z. Wang[7]	16,000	-
Total	$5,275,011	$9,037,543

All balances of due to related parties as of December 31, 2025 and 2024 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of December 31, 2025 and December 31, 2024 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

5

Total dividend payment of $4.7 million declared by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) and refund by Zhejiang Zhongchai;

to Xinchang County Jiuhe Investment Management Partnership (LP) of $5.85 million due to its termination of investment in Zhejiang Zhongchai. As of December 31, 2025, the balance was nil;

6	Total dividend payment of $1.43 million declared by Zhejiang Zhongchai to Xinchang County Jiuxin Investment Management Partnership (LP) . As of December 31, 2025, the balance was $1.43 million; and

7	Temporary borrowings from Raymond Z. Wang.

	As of
	December 31,	December 31,
	2025	2024
Due from related parties-current:
Cenntro Inc.	840,000	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	245,017	235,497
Cenntro Enterprise Limited	21,400	-
Total	$1,106,417	$235,497

The balance of due from related parties as of December 31, 2025 and December 31, 2024 consisted of:

Due from Cenntro Inc. was $0.84 million and nil as of December 31, 2025 and December 31, 2024, respectively. The amount of due from this related party represents a loan with an annual interest rate of 7.5% and will mature before April 14, 2026. Pursuant to a supplementary agreement between the parties, the period before April 15, 2025 shall be an interest-free period for the Advanced Funds.

Due from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.25 million as of December 31, 2025 and December 31, 2024. The amount of due from this related party represents a loan with annual interest rate of 4.785%.

Due from Cenntro Enterprise limited was $0.02 million and nil as of December 31, 2025 and December 31, 2024, respectively. The amount of due from this related party represents expenses paid on behalf of the related party.

(c)	Summary of Related Party Dividend Payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the years ended December 31, 2025 and 2024 are listed below:

	For the years ended December 31,
	2025	2024
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	2,221,760	-
Xinchang County Jiuhe Investment Management Partnership (LP)	-	5,934,100

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 –FINANCIAL STATEMENT RECLASSIFICATION

Certain balances in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current period consolidated financial statements. These reclassifications had no effect on the reported results of operations or financial position.

NOTE 24 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is March 23, 2026. All subsequent events requiring recognition as of December 31, 2025 have been incorporated into these financial statements, and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

On January 30, 2026, the Company’s shareholders approved two resolutions to implement a dual-class share structure (the “Reorganization”), effective immediately upon such approval:

1. Share Capital Reorganization Proposal: To implement a dual-class structure for the Company’s ordinary shares in accordance with Clause 6.4 of the Company’s Memorandum of Association, pursuant to which the existing ordinary shares of no par value were re-designated into:

Class A Ordinary Shares: No par value, each carrying one (1) vote per share.

Class B Ordinary Shares: No par value, each carrying twenty-five (25) votes per share.

2、Share Re-classification Proposal:

All issued ordinary shares held by Trendway Capital Limited (an entity controlled by Mr. Peter Zuguang Wang, Chairman of the Board) be reclassified as Class B Ordinary Shares.

All remaining outstanding ordinary shares be reclassified as Class A Ordinary Shares.

Key Terms of the Reorganization

Item	Description
Effective Date	January 30, 2026
Legal Authority	Clause 6.4 of the Company’s Memorandum of Association
Class A Ordinary Shares	One (1) vote per share; not convertible into Class B Ordinary Shares.
Class B Ordinary Shares	Twenty-five (25) votes per share; convertible into Class A Ordinary Shares at any time at the election of the holder; automatically converts into Class A Ordinary Shares upon transfer to a non-affiliate.
Economic Rights	Both classes have identical rights to dividends, distributions, and liquidation proceeds.
Authorized Shares	Unlimited number of authorized shares for both classes

Allocation of Shares

Upon effectiveness of the Reorganization, Trendway Capital Limited held all Class B Ordinary Shares, and all remaining shareholders held Class A Ordinary Shares.

The Reorganization constitutes a reclassification within equity in accordance with ASC 505-20 and does not affect total shareholders’ equity, assets, liabilities, or results of operations.

On January 28, 2026, the Company entered into an underwriting agreement with Joseph Stone Capital, LLC, as sole underwriter, pursuant to which the Company agreed to sell 5,083,330 units (the “Units”) at a public offering price of $1.20 per Unit. Each Unit consisted of one (1) ordinary share of the Company and four-fifths (4/5) of one warrant (each whole warrant, a “January 2026 Warrant”), with each whole January 2026 Warrant exercisable for one (1) ordinary share at an exercise price of $1.20 per share, or by means of a zero price exercise, and expiring three (3) years from the date of issuance. The ordinary shares and January 2026 Warrants included in the Units were immediately separable and were issued separately. The offering closed on January 29, 2026, and the Company received gross proceeds of approximately $6.1 million, before deducting underwriting discounts and other offering expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls, as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2025, the end of the fiscal year covered by this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures.

Based on the evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were ineffective. They reached this conclusion due to the presence of material weakness in internal controls over financial reporting as described below. Greenland’s management anticipates that the Company’s disclosure controls and procedures will remain ineffective until such material weaknesses are remediated.

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

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation on the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under this framework, Greenland’s management concluded that the Company’s internal control over financial reporting was ineffective as of the evaluation date due to the following material weakness:

●	The lack of sufficient and competent financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to prepare consolidated financial statements and related disclosures in accordance with U.S. GAAP and SEC reporting requirements.

Based on the above factors, management concluded that our insufficient knowledge of U.S. GAAP and SEC rules represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2025.

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions. To strengthen the Company’s internal control over financial reporting, the Company expects to implement the following remedial actions during fiscal year ending December 31, 2026:

●	developing and formalizing of key accounting and financial reporting policies and procedures;

●	recruiting more financial reporting and accounting personnel who have adequate U.S. GAAP knowledge;

●	initiating a targeted training program for key accounting personnel, focusing on complex U.S. GAAP topics and SEC disclosure requirements;

●	planning to acquire additional resources to strengthen the financial reporting function and set up a financial and system control framework; and

●	implementing a new review protocol requiring that all non-recurring or complex transactions be reviewed by both management and the external consultants prior to finalization, to ensure proper accounting treatment and disclosure in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Peter Zuguang Wang(5)	71	Chairman of the Board of Directors
Raymond Z. Wang	41	Chief Executive Officer and President
Chenyang Wang	38	Acting Chief Financial Officer
Ming Zhao(1)(4)	49	Independent Director
Charles Athle Nelson(1)(2)(3)(4)	73	Independent Director
Zheng He(2)(3)(4)	57	Independent Director
Bo (Frank) Shen(1)(2)(3)(5)	56	Independent Director

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)	Class I director

(5)	Class II director

Mr. Peter Zuguang Wang has served as the chairman of the board of directors of the Company since October 24, 2019. In addition, Mr. Wang has served as Zhongchai Holding’s sole director since its inception in April 2009. He has also served as the Chief Executive Officer of Cenntro Automotive Group, a company that designs and manufactures all-electric utility vehicles for sale in the United States, Europe and the PRC, since February 2013. Mr. Peter Wang has served as the president of Shangri-La Plantation LLC since August 2002. Mr. Peter Wang has served as the chief executive officer and chairman of the board of directors of Cenntro Inc., a Nasdaq listed company (Nasdaq: CENN) since its inception in May 2017. Mr. Wang has also served as the managing director of Cenntro Holding Limited and Cenntro Enterprises Limited since December 2005 and October 2020, respectively. Mr. Wang earned his dual Bachelor of Science degrees in Mathematics and Computer Science and Master of Science degree in Electrical Engineering from University of Illinois at Chicago in 1983. He received a Master of Business Administration degree in Marketing from Nova South-eastern University. Mr. Peter Wang’s extensive experience in the electric vehicle industry, his leadership of multiple companies in this sector, and his technical background in engineering and business administration make him well-qualified to serve as the chairman of the board of directors and provide strategic guidance to the Company in light of its business operations in the electric vehicle market.

Mr. Raymond Z. Wang has served as our chief executive officer and president since October 2019, the chief executive officer of Zhongchai Holding since April 2019, and the chief executive officer of HEVI since January 2020. From February 2019 to November 2020, Mr. Wang served as Chairman of the board of ONE Project, a non-profit organization that unifies local communities to collectively tackle social issues such as hunger. From November 2017 to March 2019, Mr. Wang was the President of Devirra Corporation, a warehousing management and logistic company. From August 2007 to July 2017, Mr. Wang worked as the Vice President at Bank of America Merrill Lynch, developing a client acquisition channel for an online platform. From December 2005 to March 2007, Mr. Wang served as the Financial Advisor at Cowan Financial Group, a full-service financial planning and consulting firm, in New York. Mr. Wang received his Bachelor’s degree in Economics from Rutgers University.

Ms. Chenyang Wang has served as our Acting Chief Financial Officer since April 2025. Ms. Wang served as a manager in the securities affairs department at a publicly listed agriculture services company from May 2018 to February 2025. Ms. Wang served as an investment manager at Zhejiang Yangzhechen Asset Management Co., Ltd. from October 2016 to April 2018. From October 2010 to April 2012, Ms. Wang worked as a research analyst at Zhejiang Hanbo Investment Management Co., Ltd., where she was responsible for investment analysis-related work. Ms. Wang received a Bachelor’s degree in Financial Engineering from South-Central Minzu University in China in 2011, a Master’s degree in Finance from Nankai University in China in 2018, and a Bachelor’s degree in Financial Management from Renmin University of China in 2021.

Mr. Ming Zhao has served as our independent director since December 2020. Mr. Zhao has served as the chief financial officer at China Jo-Jo Drugstores Inc (Nasdaq: CJJD) since August 2011. Mr. Zhao is a licensed certified public accountant. He received his bachelor’s degree in accounting from Central University of Finance and Economic in Beijing in July 1999 and his master’s degree in professional accounting from the University of Washington in December 2002. Mr. Zhao’s experience as chief financial officer of a publicly listed company, his credentials as a licensed certified public accountant, and his expertise in financial reporting and accounting matters qualify him to serve as an independent director and contribute valuable financial oversight to the board of directors.

Mr. Charles Athle Nelson has served as our independent director since December 2020. Mr. Nelson has been active in the capital markets for the past 35 years. He began his financial career as a market representative with American International Group and in 1979 joined Dean Witter Reynolds as a Financial Advisor, working with high net worth and institutional clients. In 1980, he joined Drexel Burnham and Lambert, and subsequently, at Ladenberg, Thalmann and then at Auerbach Pollack and Richardson originated equity and investment banking transactions. Over the last 20 years, Mr. Nelson has been involved with financing companies in the fintech, healthcare and bio-pharma spaces through private equity and public financing including listings on the Nasdaq and the NYSE. Mr. Nelson holds a bachelor’s degree in arts from Villanova University and an MBA from Rutgers University. Mr. Nelson’s 35 years of experience in capital markets, his expertise in equity and investment banking transactions, and his knowledge of public company financing and listings on major exchanges qualify him to serve as an independent director and provide valuable guidance on the Company’s capital raising activities and public market strategies.

Mr. Zheng He has served as our director since December 2024. Since April 2018, Mr. Zheng He has served as the vice president of Hengyuan Technology Group in China, responsible for overseeing the company’s asset management practices, mergers and acquisitions, and project investments. Currently, Mr. Zheng He also serves as the director of Jiangsu Tuniu New Energy Co., Ltd. and Hangzhou Zhaoheng Intelligent Vehicles Co., Ltd., companies specializing in the manufacture and sale of electric vehicles in China. Mr. Zheng He received his bachelor’s degree in Industrial and Civil Architecture from Zhejiang University of Technology in China in 1990, and received his master’s degree in business administration from Zhejiang University in China in 1999. Mr. He’s experience in asset management, mergers and acquisitions, and project investments, together with his current director roles at electric vehicle manufacturing companies in China, provide him with relevant industry knowledge and strategic expertise that qualify him to serve as a director and contribute to the Company’s growth initiatives in the electric vehicle sector.

Mr. Bo (Frank) Shen has served as our independent director since December 2020. Mr. Shen has more than 20 years of research and development and operation experience in telecommunication and networking technology. Since March 2013, Mr. Shen has served as an engineer at Mitel Networks, a well-known telecommunications company. Mr. Shen received his bachelor’s degree in electrical & computer engineering in 1991 and his master of telecommunication from Zhejiang University. Mr. Shen’s more than 20 years of research and development experience in telecommunication and networking technology, and his engineering background, provide him with technical expertise that qualifies him to serve as an independent director and contribute valuable insights on the Company’s technology development and operations.

Family Relationships

Mr. Peter Zuguang Wang and Mr. Raymond Z. Wang are father and son, respectively. None of our other directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that Mr. Ming Zhao, Mr. Charles Athle Nelson, Mr. Zheng He and Mr. Bo (Frank) Shen are “independent directors” as defined under Rule 5605(a) (2) of the Nasdaq Listing Rules.

Our board of directors also determined that Mr. Ming Zhao, Mr. Charles Athle Nelson, and Mr. Bo (Frank) Shen, who comprise our audit committee, and Mr. Zheng He, Mr. Charles Athle Nelson and Mr. Bo (Frank) Shen, who comprise our compensation committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our share capital by each non-employee director.

Number and Terms of Office of Officers and Directors

The directors of the board of directors consist of two classes, being the class I directors (the “Class I Directors”) and the class II directors (the “Class II Directors”). The term of office of the first class of directors, consisting of Mr. Ming Zhao, Mr. Charles Athle Nelson, and Mr. Zheng He, will expire at the annual general meeting in 2026. The term of office of the second class of directors, consisting of Mr. Peter Zuguang Wang and Mr. Bo (Frank) Shen, will expire at the annual general meeting in 2027. Directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting following their election. Except as the BVI Business Companies Act, 2004 (the “Act”) or any applicable law may otherwise require, in the interim between an annual general meeting, or general meeting called for the election of directors, and the removal of one or more directors, any vacancy on the board of directors may be filled by the majority vote of the remaining directors.

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

Board Meetings

No meetings of the board of directors were held during the fiscal year ended December 31, 2025. However, the Board acted by unanimous written consent eight times in lieu of meetings.

Committees of the Company’s Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a corporate governance committee. All the directors consisting of the audit committee, the compensation committee, and the corporate governance committee are independent.

Audit Committee

We have established an audit committee of the board of directors. Mr. Ming Zhao, Mr. Bo (Frank) Shen and Mr. Charles Athle Nelson serve as members of our audit committee. Mr. Ming Zhao serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mr. Ming Zhao, Mr. Bo (Frank) Shen and Mr. Charles Athle Nelson are independent.

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

Compensation Committee

Subject to the requirement of law or the Nasdaq listing rules, we have established a compensation committee of the board of directors. The members of our compensation committee are Mr. Zheng He, Mr. Bo (Frank) Shen and Mr. Charles Athle Nelson. Mr. Charles Athle Nelson serves as chairman of the compensation committee. The Company’s compensation committee will be responsible for, among other things:

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

Nominating and Corporate Governance Committee

Subject to the requirement of law or the Nasdaq listing rules, we have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Mr. Zheng He, Mr. Bo (Frank) Shen and Mr. Charles Athle Nelson. Mr. Bo (Frank) Shen serves as chairman of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than 10% beneficial owners of any class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10% shareholders are required by the rules and regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Raymond Z. Wang,	2025	200,000	-	-	-	-	-	-	200,000
Chief Executive Officer and President(1)	2024	200,000	-	-	-	-	-	-	200,000

Jing Jin,	2025	-		-	-		-	-	-
Former Chief Financial Officer(2)	2024	150,000	-	-	-	-	-	-	150,000

Chenyang Wang,	2025	37,900	-	-	-	-	-	-	37,900
Acting Chief Financial Officer(3)	2024	-	-	-	-	-	-	-	-

(1)	Mr. Wang has served as the Chief Executive Officer and President of the Company since October 24, 2019.

(2)	Mr. Jin served as the Chief Financial Officer of the Company since October 24, 2019 to April 18, 2025.

(3)	Ms. Chenyang Wang has served as the Acting Chief Financial Officer of the Company since April 19, 2025.

Employment Agreements

On October 24, 2019, the Company entered into an employment agreement with Mr. Raymond Z. Wang and on April 22, 2025, the Company entered into an employment agreement (each an “Employment Agreement,” collectively, the “Employment Agreements”) with Ms. Chenyang Wang (each an “officer,” collectively, “Officers”). The Employment Agreement with Mr. Raymond Z. Wang was filed as an exhibit to the Form 8-K the Company filed with the SEC on October 30, 2019 and the Employment Agreement with Ms. Chenyang Wang was filed as an exhibit to the Form 8-K the Company filed with the SEC on April 23, 2025.

Under the Employment Agreements, each Officer is employed for a specific period. We may terminate the employment with any Officer for cause, at any time, without advance notice or remuneration, for certain acts of the Officer, including, but not limited to, conviction or plea of guilty to a crime, gross negligence, dishonest act that has caused detriment to the Company, or a failure to perform agreed duties. The Company may terminate the employment with the Officer without cause, at any time, upon one-month prior written notice. Upon termination without cause, the Company shall provide certain severance payments and benefits to the executive specified in the Employment Agreements. Mr. Raymond Z. Wang may terminate his Employment Agreement at any time with a one-month prior written notice to the Company, if (1) there is a material reduction in his authority, duties and responsibilities, or (2) there is a material reduction in his annual salary. Ms. Chenyang Wang may terminate her Employment Agreement at any time with a one-month prior written notice to the Company.

Each of the Officers has agreed, at all times during the term of the employment and after the termination, to hold in the strictest confidence, and not to use, except for the benefit of the Company, or to disclose to any person, corporation or other entity without prior written consent of the Company, any confidential information defined therein.

Summary of the Equity Incentive Plans

2021 Equity Incentive Plan (the “2021 Plan”)

Administration. Our board of directors will administer the 2021 Plan. The board of directors may appoint a committee as the administrator of the 2021 Plan in accordance with applicable laws. The board of directors will have the authority to determine the terms and conditions of any agreements evidencing any Awards granted under the 2021 Plan and to adopt, alter and repeal rules, guidelines and practices relating to the 2021 Plan. Our Compensation Committee will have full discretion to administer and interpret the 2021 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable.

Eligibility. Current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates are eligible to participate in the 2021 Plan.

Number of Shares Authorized. The 2021 Plan provides for an aggregate of 1,000,000 Class A ordinary shares to be available for awards, which amount is subject to automatic increase by a certain amount each calendar year pursuant to the terms of the 2021 Plan. If an award is forfeited, the Class A ordinary shares subject to such award will again be made available for future grant. Class A ordinary shares that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2021 Plan.

Each Class A ordinary share subject to an option or share appreciation right will reduce the number of Class A ordinary shares available for issuance by one share, and each Class A ordinary share underlying an award of shares and restricted share units will reduce the number of Class A ordinary shares available for issuance under the 2021 Plan by one share.

If there is any change in our corporate capitalization, the compensation committee of the Board (the “Compensation Committee”) in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance under our 2021 Plan, the number of shares covered by awards then outstanding under our Plan, the limitations on awards under our 2021 Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate.

The 2021 Plan has a term of ten (10) years and no further awards may be granted under the 2021 Plan after that date.

Awards Available for Grant. Our Compensation Committee may grant awards of shares, restricted share units, options, share appreciation rights, dividend equivalents, other share-based awards, or any combination of the foregoing.

Share Awards. Our Board shall have full power and authority, exercisable in its sole discretion, to grant share awards either as vested or unvested Class A ordinary shares, through direct and immediate issuances. Each share award shall be evidenced by an award agreement in the form approved by the Board. Unless our board of directors determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested share awards is forfeited.

Restricted Share Unit Awards. Our Board has the full power and authority, exercisable in its sole discretion, to grant restricted share unit awards evidenced by an award agreement in the form approved by the Board. Unless our Board determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited.

2020 Equity Incentive Plan (the “2020 Plan”)

Administration. Our Compensation Committee administers the 2020 Plan. The Compensation Committee has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the 2020 Plan and to adopt, alter and repeal rules, guidelines and practices relating to the 2020 Plan. Our Compensation Committee has full discretion to administer and interpret the 2020 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable.

Eligibility. Current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates are eligible to participate in the 2020 Plan. Our Compensation Committee has the sole and complete authority to determine who will be granted an award under the 2020 Plan, however, it may delegate such authority to one or more officers of the Company under the circumstances set forth in the 2020 Plan.

Number of Shares Authorized. The 2020 Plan provides for an aggregate of One Million (1,000,000) Class A ordinary shares to be available for awards. If an award is forfeited, the Class A ordinary shares subject to such award will again be made available for future grant. Class A ordinary shares that are withheld to satisfy the participant’s tax withholding obligation will not be available for re-grant under the 2020 Plan.

Each Class A ordinary share underlying an award of restricted stock, restricted stock units and stock bonus awards will reduce the number of Class A ordinary shares available for issuance under the 2020 Plan by one share.

If there is any change in our corporate capitalization, the Compensation Committee in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance under the 2020 Plan, the number of shares covered by awards then outstanding under the 2020 Plan, the limitations on awards under the 2020 Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate.

The 2020 Plan has a term of ten (10) years and no further awards may be granted under the 2020 Plan after that date.

Awards Available for Grant. Our Compensation Committee may grant awards of restricted stock, restricted stock units, stock bonus awards, or any combination of the foregoing.

Restricted Stock. Our Compensation Committee is authorized to award restricted stock under the 2020 Plan. Our Compensation Committee will determine the terms of such restricted stock awards. Restricted stock are Class A ordinary shares that generally are non-transferable and subject to other restrictions determined by our Compensation Committee for a specified period. Unless our Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock is forfeited.

Restricted Stock Unit Awards. Our Compensation Committee will be authorized to award restricted stock unit awards. Our Compensation Committee will determine the terms of such restricted stock units. Unless our Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited.

Stock Bonus Awards. Our Compensation Committee will be authorized to grant awards of unrestricted Class A ordinary shares or other awards denominated in Class A ordinary shares, either alone or in tandem with other awards, under such terms and conditions as our Compensation Committee may determine.

Transferability. Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. Our Compensation Committee, however, may permit awards to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or shareholders are the participant and his or her family members or anyone else approved by it.

Change in Control. Except to the extent otherwise provided in an award agreement or as determined by the Compensation Committee in its sole discretion, in the event of a change in control, all outstanding equity awards issued under the 2020 Plan will become fully vested and performance compensation awards will vest, as determined by our Compensation Committee, based on the level of attainment of the specified performance goals.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercise and Stock Vested Table

In the fiscal year ended December 31, 2025, there was no exercise of share options, share appreciation rights or similar instruments, or vesting of shares, including restricted shares, restricted share units and similar instruments by our executive officers.

Pension Benefits

We do not offer our executive officers or employees any pension plan or similar plan that provides for payments or other benefits at, following or in connection with retirement.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

We do not pay our directors in connection with attending individual board meetings, but we reimburse our directors for expenses incurred in connection with such meetings. In addition to reimbursement for reasonable expenses incurred in connection with serving on the board of directors, we paid our directors who served during the fiscal year ended December 31, 2025 compensation as follows:

Director Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Zuguang Wang	25,000	-	-	-	-	-	25,000
Ming Zhao	25,000	-	-	-	-	-	25,000
Charles Athle Nelson	25,000	-	-	-	-	-	25,000
Frank Shen	25,000	-		-	-	-	25,000
Zheng He	25,000	-	-	-	-	-	25,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the beneficial ownership of our ordinary shares by:

●	each person known to us to beneficially own more than 5% of any class of our outstanding voting securities based on our review of filings with the SEC;

●	each of our directors, persons chosen to become a director and named executive officers; and

●	our directors and named executive officers as a group.

The numbers of ordinary shares outstanding and the percentage of beneficial ownership are based on 19,033,149 Class A ordinary shares and 6,011,740 Class B ordinary shares issued and outstanding as of March 20, 2026. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days. These securities, however, are not included in the computation of the percentage ownership of any other person. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The business address of each of our directors and named executive officers is 50 Millstone Road, Building 400, Suite 130, East Windsor, NJ 08512.

	Class A Ordinary Shares	Class B Ordinary Shares	Total Ordinary Shares	Percentage of Total Ordinary Shares	Percentage of Votes Held
Directors and Executive Officers:**
Peter Zuguang Wang (1)	2,500	6,011,740	6,014,240	24.00%	88.76%
Raymond Z. Wang (2)	186,500	—	186,500	*	*
Chenyang Wang	—	—	—	—	—
Zheng He	—	—	—	—	—
Bo (Frank) Shen	2,500	—	2,500	*	*
Charles Athle Nelson	2,500	—	2,500	*	*
Ming Zhao	2,500	—	2,500	*	*

All directors and executive officers as a group:	196,500	6,011,740	6,208,240	24.79%	88.88%
5% Shareholders:
Peter Zuguang Wang and his affiliated entity (10)	2,500	6,011,740	6,014,240	24.00%	88.76%

*	Aggregate number of shares accounts for less than 1% of our total ordinary shares outstanding or 1% of the total outstanding votes as of the date of this Report.

**	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all such shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(1)	Represents 2,500 Class A ordinary shares directly owned by Peter Zuguang Wang and 6,011,740 Class B ordinary shares held by Trendway Capital Limited, a company incorporated in Hong Kong and wholly owned by Peter Zuguang Wang.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information about ordinary shares that may be issued under our existing equity compensation plans as of December 31, 2025.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Material Transactions with Related Parties

The relationship and the nature of related party transactions are summarized as follows:

Existing Relationship with the Company
Cenntro Holding Limited	Under common control of Peter Zuguang Wang
Cenntro Smart Manufacturing Tech. Co., Ltd.	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuhe Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manager of Zhejiang Zhongchai
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manager and one of the directors of Zhejiang Zhongchai/Non-controlling interest of Zhejiang Zhongchai
Raymond Z. Wang	Chief Executive Officer and President
Cenntro Inc.	Under common control of Peter Zuguang Wang
Cenntro Enterprise Limited	Under common control of Peter Zuguang Wang

Summary of Balances with Related Parties

	As of
	December 31, 2025	December 31, 2024
Due to related parties:
Cenntro Smart Manufacturing Tech. Co., Ltd.[1]	$-	$2,534
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[2]	94,442	94,442
Cenntro Holding Limited[3]	1,341,627	1,341,627
Peter Zuguang Wang[4]	2,392,961	2,392,961
Xinchang County Jiuhe Investment Management Partnership (LP)[5]	-	5,205,979
Xinchang County Jiuxin Investment Management Partnership (LP)[6]	1,429,981	-
Raymond Z. Wang[7]	16,000	-
Total	$5,275,011	$9,037,543

All balances of due to related parties as of December 31, 2025 and 2024 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of December 31, 2025 and December 31, 2024 consisted of:

1	Employee wages paid by Cenntro Smart Manufacturing Tech. Co., Ltd. on the Company’s behalf;

2	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

3	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

4	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

5	Total dividend payment of $4.7 million declared by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) and refund by Zhejiang Zhongchai to Xinchang County Jiuhe Investment Management Partnership (LP) of $5.85 million due to its termination of investment in Zhejiang Zhongchai. As of December 31, 2025, the balance was nil;

6	Total dividend payment of $1.43 million declared by Zhejiang Zhongchai to Xinchang County Jiuxin Investment Management Partnership (LP). As of December 31, 2025, the balance was $1.43 million; and

7	Temporary borrowings from Raymond Z. Wang.

	As of
	December 31,	December 31,
	2025	2024
Due from related parties-current:
Cenntro Inc.	840,000	-
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	245,017	235,497
Cenntro Enterprise Limited	21,400	-
Total	$1,106,417	$235,497

The balance of due from related parties as of December 31, 2025 and December 31, 2024 consisted of:

Due from Cenntro Inc. was $0.84 million and nil as of December 31, 2025 and December 31, 2024, respectively. The amount of due from this related party represents a loan with an annual interest rate of 7.5% and will mature before April 14, 2026. Pursuant to a supplementary agreement between the parties, the period before April 15, 2025 shall be an interest-free period for the Advanced Funds.

Due from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was $0.25 million as of December 31, 2025 and December 31, 2024. The amount of due from this related party represents a loan with annual interest rate of 4.785%.

Due from Cenntro Enterprise limited was $0.02 million and nil as of December 31, 2025 and December 31, 2024, respectively. The amount of due from this related party represents expenses paid on behalf of the related party.

Summary of Related Party Dividend Payment

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the years ended December 31, 2025 and 2024 are listed below:

	For the years ended December 31,
	2025	2024
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	2,221,760	-
Xinchang County Jiuhe Investment Management Partnership (LP)	-	5,934,100

Employment Agreements

See “Item 11. Executive Compensation — Employment Agreements.”

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” for details.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information about the fees billed to us for professional services rendered by external accounting firms during fiscal years ended December 31, 2025 and 2024:

Enrome LLP

	Year ended December 31, 2025	Year ended December 31, 2024

Audit Fees (1)	$280,000	$280,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$280,000	$280,000

(1)	Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

(3)	Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning.

(4)	All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy

Pursuant to audit committee charter, our audit committee has approved in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Exhibit Description
3.1*	Amended and Restated Memorandum and Articles of Association of the Registrant
4.1*	Description of Securities
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File Number: 333-292412, initially filed with the Securities and Exchange Commission on December 23, 2025)
10.1	Registration Rights Agreement, dated as of July 12, 2019, by and among the Company, Greenland Asset Management Corporation, in the capacity as the Purchaser Representative, and Cenntro Holding Limited (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.2	Non-Competition and Non-Solicitation Agreement, dated as of July 12, 2019, executed and delivered by Cenntro Holding Limited in favor of and for the benefit of the Company, Zhongchai Holding (Hong Kong) Limited and each of Greenland Acquisition Corporation’s and/or Zhongchai Holding (Hong Kong) Limited Purchaser’s respective present and future affiliates, successors and direct and indirect subsidiaries (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on July 12, 2019)
10.3	Employment Agreement, dated October 24, 2019 by and between the Company and Raymond Z. Wang ((incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
10.4	Employment Agreement, dated April 22, 2025 by and between the Company and Chenyang Wang (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on December 23, 2025)
10.5*	Employment Agreement, dated March 21, 2026 by and between the Company and Chenyang Wang
10.6	Indemnification Agreement dated April 22, 2025 by and between Chenyang Wang and the Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2025)
10.7	Greenland Technologies Holding Corporation 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 (File Number: 333-285640) filed with the Securities and Exchange Commission on March 7, 2025)
10.8	Greenland Technologies Holding Corporation 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the registration statement on Form S-8 (File Number: 333-285640) filed with the Securities and Exchange Commission on March 7, 2025)
10.9	Lease Agreement dated April 1, 2021 by and between SFA 50 Millstone Road, LLC and Greenland Technologies Corp., as amended (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on December 23, 2025)
10.10	At the Market Offering Agreement by and between Greenland Technologies Holding Corporation and H.C. Wainwright & Co., LLC, dated November 19, 2021 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on November 22, 2021)

10.11	Loan Agreement, dated as of April 15, 2025, entered into by and between Zhongchai Holding (Hong Kong) Limited and Cenntro Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2025)
10.12	Promissory Note, dated as of April 15, 2025, issued by Cenntro Inc. to Zhongchai Holding (Hong Kong) Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2025)
10.13*	Supplementary Agreement to the Loan Agreement, dated as of April 15, 2025, entered into by and between Zhongchai Holding (Hong Kong) limited and Cenntro Inc.
14.1	Form of Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the current report on Form 8-K (File Number: 001-38605) filed with the Securities and Exchange Commission on October 30, 2019)
19.1*	Insider Trading Policy of the Registrant
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on April 16, 2024)
23.1*	Consent of Enrome LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy of the Registrant (incorporated herein by reference to Exhibit 97.1 to the annual report on Form 10-K (File Number: 001-38605) filed with the Securities and Exchange Commission on April 16, 2024)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2026.

GREENLAND TECHNOLOGIES HOLDING CORPORATION

By:	/s/ Raymond Z. Wang
Name:	Raymond Z. Wang
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Raymond Z. Wang	Chief Executive Officer and President	March 23, 2026
Raymond Z. Wang	(Principal Executive Officer)

/s/ Chenyang Wang	Acting Chief Financial Officer	March 23, 2026
Chenyang Wang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Zuguang Wang	Chairman of the Board and Director	March 23, 2026
Peter Zuguang Wang

/s/ Zheng He	Director	March 23, 2026
Zheng He

/s/ Ming Zhao	Director	March 23, 2026
Ming Zhao

/s/ Charles Athle Nelson	Director	March 23, 2026
Charles Athle Nelson

/s/ Bo (Frank) Shen	Director	March 23, 2026
Bo (Frank) Shen