Form 10-Q
period 2026-03-31
Greenland Technologies Holding Corp.
filed 2026-05-13
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of May 13, 2026, there were 20,532,482 Class A ordinary shares, no par value per share, of the registrant issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026

TABLE OF CONTENTS

PAGE	F-1 - F-2	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

PAGE	F - 3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

PAGE	F - 4	CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

PAGE	F-5 - F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

PAGE	F-7 - F-34	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(IN U.S. DOLLARS)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$10,392,136	$7,775,330
Restricted cash	215,041	71,540
Short term investment	20,831,283	24,454,701
Notes receivable	18,733,369	14,704,079
Accounts receivable, net	25,885,240	17,256,479
Inventories, net	25,703,356	24,377,036
Due from related parties-current	511,400	1,106,417
Advance to suppliers	75,640	80,757
Fixed deposit-current	1,500,264	2,966,386
Prepayments and other current assets	9,151,451	2,472,387
Total Current Assets	$112,999,180	$95,265,112

Non-current asset
Property, plant and equipment, net	11,746,243	11,889,147
Land use rights, net	3,348,730	3,325,188
Intangible assets	53,082	68,691
Deferred tax assets	452,771	446,613
Fixed deposit-non current	7,474,063	4,421,828
Other non-current assets	478,779	355,762
Total non-current assets	$23,553,668	$20,507,229
TOTAL ASSETS	$136,552,848	$115,772,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (Continued)

(IN U.S. DOLLARS)

	March 31,	December 31,
	2026	2025

Current Liabilities
Notes payable-bank acceptance notes	$16,440,997	$12,759,720
Accounts payable	33,565,416	25,604,917
Taxes payables	1,525,716	1,622,509
Contract liabilities	122,775	93,698
Due to related parties	3,750,588	5,275,011
Other current liabilities	1,516,342	2,941,871
Total current liabilities	$56,921,834	$48,297,726

Non-current liabilities
Deferred revenue	1,039,241	1,083,784
Warrant liability	123,837	70,910
Total non-current liabilities	$1,163,078	$1,154,694
TOTAL LIABILITIES	$58,084,912	$49,452,420

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; nil and 17,394,226 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	-	-
Class A Ordinary Shares, no par value, unlimited shares authorized; 20,532,482 and nil shares issued and outstanding as of March 31, 2026 and December 31, 2025.	-	-
Class B Ordinary Shares, no par value, unlimited shares authorized; 6,011,740 and nil shares issued and outstanding as of March 31, 2026 and December 31, 2025.	-	-
Additional paid-in capital	38,602,913	33,017,917
Statutory reserves	3,842,331	3,842,331
Retained earnings	42,534,128	37,533,648
Accumulated other comprehensive loss	(727,302)	(1,452,410)
Total shareholders’ equity attributed to Greenland Technologies Holding Corporation and subsidiaries	$84,252,070	$72,941,486
Non-controlling interest	(5,784,134)	(6,621,565)
TOTAL SHAREHOLDERS’ EQUITY	$78,467,936	$66,319,921

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$136,552,848	$115,772,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2026	2025
Revenues	$25,538,345	$21,677,564
Cost of goods sold	16,779,083	15,016,614
Gross profit	8,759,262	6,660,950
Selling expenses	419,014	331,809
General and administrative expenses	1,842,428	1,438,988
Research and development expenses	778,219	81,457
Total operating expenses	$3,039,661	$1,852,254
INCOME FROM OPERATIONS	$5,719,601	$4,808,696
Interest income	519,843	141,040
Interest expense	(33,380)	-
Change in fair value of the warrant liability	(52,927)	209,294
Other income	599,189	282,081
INCOME BEFORE INCOME TAX	$6,752,326	$5,441,111
INCOME TAX EXPENSE	1,003,895	878,275
NET INCOME	$5,748,431	$4,562,836
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	747,951	559,053
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$5,000,480	$4,003,783
OTHER COMPREHENSIVE INCOME:	814,588	448,096
Unrealized foreign currency translation income attributable to Greenland Technologies Holding Corporation and subsidiaries	725,108	412,136
Unrealized foreign currency translation income attributable to non-controlling interest	89,480	35,960
Total comprehensive income attributable to Greenland technologies holding corporation and subsidiaries	5,725,588	4,415,919
Total comprehensive income attributable to noncontrolling interest	837,431	595,013
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	21,753,958	13,594,530
Basic and diluted	0.23	0.29

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED, IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	Ordinary Shares							Accumulated			Total shareholders’ equity attributed to Greenland Technologies Holding
	No Par Value						Additional	Other			Corporation	Non-	Total
	Shares	Amount	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Comprehensive Loss	Statutory Reserve	Retained Earnings	and subsidiaries	controlling Interest	Shareholders’ Equity
Balance as of December 31, 2024	13,594,530	$-	-	$-	-	$-	$27,470,361	$(3,707,100)	3,842,331	$32,602,105	60,207,697	$(6,938,809)	$53,268,888
Net income	-	-	-	-	-	-	-	-	-	4,003,783	4,003,783	559,053	4,562,836
Dividend	-	-	-	-	-	-	-	-	-	-	-	(188,222)	(188,222)
Foreign currency translation adjustment	-	-	-	-	-	-	-	412,136	-	-	412,136	35,960	448,096
Balance as of March 31, 2025	13,594,530	$-	-	$-	-	$-	$27,470,361	$(3,294,964)	3,842,331	$36,605,888	64,623,616	$(6,532,018)	$58,091,598

Balance as of December 31, 2025	17,394,226	$-	-	$-	-	$-	$33,017,917	$(1,452,410)	3,842,331	$37,533,648	72,941,486	$(6,621,565)	$66,319,921
Reclassification of existing ordinary shares	(17,394,226)	$-	11,382,486	$-	6,011,740	$-	-	-	-	-	-	-	-
Sale of stock and warrants	-	-	9,149,996		-	-	5,584,996	-	-	-	5,584,996	-	5,584,996
Net income	-	-	-	$-	-	$-	-	-	-	5,000,480	5,000,480	747,951	5,748,431
Foreign currency translation adjustment	-	-	-	-	-	-	-	725,108	-	-	725,108	89,480	814,588
Balance as of March 31, 2026	-	$-	20,532,482	$-	6,011,740	$-	$38,602,913	$(727,302)	3,842,331	$42,534,128	84,252,070	$(5,784,134)	$78,467,936

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,748,431	$4,562,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	516,924	517,134
Amortization of deferred subsidy	(59,281)	(56,420)
Change in fair value of warrant liability	52,927	(209,294)
Non-cash lease expenses	-	162,361
Accrued interest income derived from loan to related parties	(2,012)	(2,334)
Accrued expense	(1,816,175)	(2,591,067)
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(8,363,974)	(5,528,940)
Notes receivable	(3,813,413)	2,183,620
Inventories	(993,585)	(437,598)
Advance to suppliers	6,209	(116,320)
Other current and noncurrent assets	(319,609)	1,454,809
Increase (Decrease) In:
Accounts payable	7,581,337	6,056,496
Contract liabilities	27,813	69,072
Other current liabilities	360,868	340,195
Income tax payable	(112,797)	267,885
Due to related parties	-	(5,224,948)
Lease liabilities	-	(202,821)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,186,337)	$1,244,666

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Continued)

(UNAUDITED, IN U.S. DOLLARS)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	$(172,528)	$(14,371)
Loan lent to third parties	(4,000,000)	(687,493)
NET CASH USED IN INVESTING ACTIVITIES	$(4,172,528)	$(701,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	$3,493,311	$(577,494)
Dividend paid	(1,444,711)	(188,222)
Proceeds from related parties	597,029	-
Repayment of loans from related parties	(94,442)	(1,000,000)
Proceeds from equity and debt financing	5,584,996	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$8,136,183	$(1,765,716)
NET INEREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,777,318	$(1,222,914)
Effect of exchange rate changes on cash	(17,011)	157,967
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,846,870	8,611,795
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,607,177	$7,546,848
Bank balances and cash	10,392,136	5,403,254
Bank balances and cash included in assets classified as restricted cash	215,041	2,143,594

Supplemental Disclosure of Cash Flow Information
Income taxes paid	1,116,442	997,153
Interest paid	17,730	-

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the three months ended March 31, 2026 and 2025, Greenland sold an aggregate of 46,027 and 38,734 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI Corp. (“HEVI”) to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. Prior to 2025, HEVI had been manufacturing and selling electric industrial vehicle products. However, substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy. HEVI intends to resume operations once the policy environment stabilizes. HEVI’s electric industrial vehicle products (which are not currently being offered as a result of the suspension of its operations) include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, in April 2023, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery wheeled front-end loader.

Greenland is the parent company of HEVI and Greenland Holding Enterprises Inc. (“Greenland Holding”), a holding company formed in the State of Delaware on August 28, 2023, which in turn acts as the holding company for Zhongchai Holding (Hong Kong) Limited, a holding company formed under the laws of the Hong Kong Special Administrative Region of the PRC (“Hong Kong”) on April 23, 2009 (“Zhongchai Holding”). Zhongchai Holding’s subsidiaries include Zhejiang Zhongchai Machinery Co. Ltd., an operating company formed under the laws of the PRC in 2005 (“Zhejiang Zhongchai”), Hangzhou Greenland Energy Technologies Co., Ltd. (“Hangzhou Greenland”), an operating company formed under the laws of the PRC in 2019, and Hengyu Capital Limited, a company formed in Hong Kong on August 16, 2022 (“Hengyu Capital”). Through Zhongchai Holding and its subsidiaries, Greenland develops and manufactures traditional transmission products for material handling machinery in the PRC.

Greenland was incorporated on December 28, 2017 as a British Virgin Islands business company with limited liability. Following the Business Combination (as described and defined below) in October 2019, the Company changed its name from Greenland Acquisition Corporation to Greenland Technologies Holding Corporation.

The Company’s Shareholders

As of March 31, 2026, Trendway Capital Limited owned 100.0% of Greenland’s outstanding Class B ordinary shares. Trendway Capital Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, Mr. Wang, through Trendway Capital Limited, holds approximately 88.0% of the total voting power of the Company (based on 20,532,482 Class A ordinary shares entitled to one vote per share and 6,011,740 Class B ordinary shares entitled to twenty-five votes per share outstanding as of March 31, 2026).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company’s Subsidiaries

Zhongchai Holding, the indirect wholly owned subsidiary of the Company, owns 89.47% of the equity interests in Zhejiang Zhongchai, 100% of the equity interests in Hangzhou Greenland and 62.5% of the equity interests in Hengyu Capital. HEVI is a wholly owned subsidiary of Greenland. Greenland Holding is a wholly owned subsidiary of the Company and holds 100% of the equity interests in Zhongchai Holding.

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for a 10.53% interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for a 20.00% interest. On November 25, 2024, Jiuhe withdrew its investment in Zhejiang Zhongchai. As a result, the equity interests in Zhejiang Zhongchai was redistributed between Zhongchai Holding and Jiuxin. As of March 31, 2026, Zhongchai Holding owned approximately 89.47% of the equity interests, and Jiuxin owned approximately 10.53% of the equity interests, in Zhejiang Zhongchai.

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

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of March 31, 2026, are as follows:

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

Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with U.S. GAAP. The unaudited consolidated financial statements include the consolidated financial statements of the Company and its subsidiaries, which include Hong Kong-registered entities and PRC-registered entities directly or indirectly owned by the Company. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation. The results of subsidiaries acquired or disposed of are recorded in the consolidated income statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the unaudited consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions in light of currently available information. In accordance with ASC 250, changes in estimates resulting from changes in facts and circumstances are recognized in the period in which such changes occur. The Company bases its estimates on past experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for matters including, but not limited to, allowances for expected credit losses, inventory provisions, useful lives and impairment of long-lived assets, and valuation allowances for deferred tax assets.

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

	As of
	March 31, 2026	December 31, 2025
Period end RMB: US$ exchange rate	6.8980	6.9931

	For the three months ended March 31,
	2026	2025
Period average RMB: US$ exchange rate	6.9218	7.2728

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

The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$10,392,136	$7,775,330
Restricted cash	215,041	71,540
Cash, cash equivalents and restricted cash	$10,607,177	$7,846,870

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

The Company considers the carrying amounts of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, amounts due from/to a related party, other receivables, fixed deposits, accounts payable, other payables, and warrant liability, to approximate the fair values of the respective assets and liabilities as of March 31, 2026 and December 31, 2025, owing to their short-term nature or present value characteristics. For note payable-bank acceptance notes, fair value approximates their carrying value at year-end, as fair value is estimated using discounted cash flows in which the interest rates used to discount the host contracts approximate market rates. For the three months ended March 31, 2026 and 2025, there were no transfers between different levels of inputs used to measure fair value.

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$-	20,831,283	-	$20,831,283
Warrants liability	-	123,837	-	123,837

Total	$-	20,955,120	-	$20,955,120

Accounts Receivable and Allowance for Expected Credit Losses

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.08 million as of March 31, 2026 and December 31, 2025.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the combined statements of income and comprehensive income (loss). Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances indicate a change in estimates of useful lives. No such events were identified for the three months ended March 31, 2026 and 2025.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the three months ended March 31, 2026 and 2025.

Operating leases

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

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liabilities adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of March 31, 2026 and December 31, 2025.

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

Contract liabilities

Contract liabilities represent consideration received by the Company for which the related performance obligations have not yet been satisfied. Contract liabilities primarily consist of payments received for the sale of products in advance of revenue recognition and deferred revenue related to government subsidies received prior to the satisfaction of the associated qualifying conditions

The following table summarizes the movement in contract liabilities during the three months ended March 31, 2026:

	Contract Liabilities	Deferred Revenue	Total Contract Liabilities
Beginning balance	$93,698	1,083,784	$1,177,482
Additions	247,174	-	247,174
Recognized as revenue during the period	(219,361)	(59,281)	(278,642)
Effect of foreign exchange change	1,264	14,738	16,002
Ending balance	$122,775	1,039,241	$1,162,016

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract liabilities increased during the three months ended March 31, 2026, primarily due to an increase in advance payments received from customers for orders not yet delivered. The remaining balance of $122,775 as of March 31, 2026 represents deposits received for orders not yet delivered and is expected to be recognized as revenue within the next twelve (12) months. The decrease in deferred revenue is primarily attributable to the recognition of grant income upon satisfaction of the associated qualifying conditions during the period.

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

The Company adopted ASC 606 on January 1, 2018, using the transition method of Modified-Retrospective Method. The adoption of ASC 606 had no impact on the Company’s beginning balance of retained earnings.

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the three months ended March 31, 2026 and 2025. The total sales return amount accounted for around 0.07% and 0.06% of the total revenue for the three months ended March 31, 2026 and 2025.The total amount of warrant expenditures accounted for around 0.09% and 0.41% of the total revenue for the three months ended March 31, 2026 and 2025, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth disaggregation of revenue:

	For the three months ended March 31,
	2026	2025
Major Product
Transmission boxes for Forklift	$24,916,044	$20,929,412
Transmission boxes for Non-Forklift (EV, etc.)	622,301	748,152
Total	$25,538,345	$21,677,564

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $0.78 million and $0.08 million for the three months ended March 31, 2026 and 2025, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $1.04 million and $1.08 million as of March 31, 2026 and December 31, 2025, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2026 and December 31, 2025, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2026 and December 31, 2025. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2026 and December 31, 2025.

Related Party

In general, related parties exist when there is a relationship that offers the potential for transactions at less than arm’s-length, favorable treatment, or the ability to influence the outcome of events different from that outcome which might result in the absence of that relationship. A related party may be any of the following: a) an affiliate, which is a party that directly or indirectly controls, is controlled by, or is under common control with another party; b) a principle owner, owner of record or known beneficial owner of more than 10% of the voting interest of an entity; c) management, which are persons having responsibility for achieving objectives of the entity and requisite authority to make decision; d) immediate family of management or principal owners; e) a parent company and its subsidiaries; f) other parties that have ability to significant influence the management or operating policies of the entity; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its or their own separate interests. The Company discloses all significant related party transactions

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warrants

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

Uncertainty and Risks

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of March 31, 2026, cash and cash equivalents of $40,412,787 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of March 31, 2026, one customer accounted for 16.44% of the Company’s total accounts receivable. As of December 31, 2025, three customers accounted for 11.24%, 10.24% and 10.12% of the Company’s total accounts receivable, respectively. No other customers accounted for more than 10% of the Company’s total accounts receivable as of March 31, 2026 and December 31, 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three months ended March 31, 2026, one customer accounted for 16.69% of the Company’s total revenue. For the three months ended March 31, 2025, one customer accounted for 17.77% of the Company’s total revenue. No other customers accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2026 and 2025.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2026 and 2025.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”), which expands the gross-up approach to most acquired loans. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-08 on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). The amendments are effective for fiscal years beginning after December 15, 2029, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-10 on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments are effective for interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-13, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-13”). The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-13 on its consolidated financial statements and disclosures.

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

NOTE 3 – SHORT TERM INVESTMENT

As of March 31, 2026 and December 31, 2025, the Company’s short-term investment amounted to $20,831,283 and $24,454,701, respectively. During the three months ended March 31, 2026, the Company purchased bank management products in a total amount of $20,399,318 (RMB141,200,000). As of March 31, 2026, the fair value of the Company’s bank management products was $20,831,283(RMB143,694,193).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the three months ended March 31,
	2026		2025
Major customers representing more than 10% of the Company’s revenues
Company A	$4,261,930	16.69%	$3,852,468	17.77%
Total Revenues	$4,261,930	16.69%	$3,852,468	17.77%

	As of
	March 31, 2026		December 31, 2025
Major customers of the Company’s accounts receivable, net
Company A	4,256,213	16.44%	1,745,719	10.12%
Company B	2,045,479	7.90%	1,939,540	11.24%
Company C	1,329,210	5.14%	592,957	3.44%
Company D	1,251,819	4.84%	681,865	3.95%
Company E	1,192,724	4.61%	1,380,095	8.00%
Company F	938,393	3.63%	723,683	4.19%
Company G	877,115	3.39%	1,766,799	10.24%
Total	$11,890,953	45.95%	$8,830,658	51.18%

Accounts receivable from the Company’s major customers accounted for 45.95% and 51.18% of total accounts receivable balances as of March 31, 2026 and December 31, 2025, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2026 and 2025, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable is net of allowance for expected credit losses.

	As of
	March 31, 2026	December 31, 2025
Accounts receivable	$25,901,491	$17,272,509
Less: allowance for expected credit losses	(16,251)	(16,030)
Accounts receivable, net	$25,885,240	$17,256,479

Changes in the allowance for expected credit losses are as follows:

	For the three months ended March 31, 2026	For the Year Ended December 31, 2025

Beginning balance	$16,030	$-
Additional provision charged to expense	-	15,596
Effect of foreign exchange change	221	434
Ending balance	$16,251	$16,030

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of March 31, 2026 and December 31, 2025, inventories consisted of the following

	As of
	March 31, 2026	December 31, 2025
Raw materials	$10,490,073	$10,165,798
Revolving material	1,218,866	1,172,449
Consigned processing material	54,744	28,671
Work-in-progress	2,599,322	2,334,681
Finished goods	12,968,469	12,290,156
Less: inventory impairment	(1,628,118)	(1,614,719)
Inventories, net	$25,703,356	$24,377,036

Changes in the inventory reserves are as follows:

	For the three months ended March 31, 2026	For the Year Ended December 31, 2025
Beginning balance	$1,614,719	$541,421
Inventory write-downs	-	1,042,942
Effect of foreign exchange change	13,399	30,356
Ending balance	$1,628,118	$1,614,719

NOTE 7 – NOTES RECEIVABLE

	As of
	March 31, 2026	December 31, 2025
Bank notes receivable:	$17,391,123	$12,547,551
Commercial notes receivable	1,342,246	2,156,528
Total	$18,733,369	$14,704,079

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to nine months from the date of issuance. As of March 31, 2026, the Company pledged notes receivable for an aggregate amount of $5.88 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $2.50 million. As of December 31, 2025, the Company pledged notes receivable for an aggregate amount of $3.43 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $2.47 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes. All notes receivable outstanding as of March 31, 2026 have been or are expected to be collected in full prior to their respective maturity dates.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the three months ended March 31, 2026 and 2025, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

(a) As of March 31, 2026 and December 31, 2025, property, plant and equipment consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Buildings	$11,779,891	$11,619,695
Machinery	23,965,309	23,471,775
Motor vehicles	347,658	342,931
Electronic equipment	294,970	289,246
Total property plant and equipment, at cost	36,387,828	35,723,647

Less: accumulated depreciation	(24,641,585)	(23,834,500)
Property, plant and equipment, net	$11,746,243	$11,889,147

For the three months ended March 31, 2026 and 2025, depreciation expense amounted to $0.48 million and $0.47 million, respectively, of which $0.31 million and $0.27 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

For the three months ended March 31, 2026 and 2025, nil and nil of construction-in-progress was converted into property, plant and equipment.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Land use rights, cost	$4,460,221	$4,399,566
Less: Accumulated amortization	(1,111,491)	(1,074,378)
Land use rights, net	$3,348,730	$3,325,188

Estimated future amortization expense is as follows as of March 31, 2026:

Years ending March 31,	Amortization expense
2027	$88,898
2028	88,898
2029	88,898
2030	88,898
2031	88,898
Thereafter	2,904,240
Total	$3,348,730

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of March 31, 2026 and December 31, 2025, fixed deposit consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Three-year bank deposit-current	$1,500,264	$2,966,386
Three-year bank deposit-non current	7,474,063	4,421,828
Total	$8,974,327	$7,388,214

All fixed deposits were deposited in local banks in the PRC, each with a deposit term of three years. As of March 31, 2026, the Company had four outstanding term deposits with the following maturity dates and annual interest rates:

(1)	approximately $1.47 million with China Zheshang Bank, maturing on December 5, 2028, bearing interest at 1.90% per annum;

(2)	approximately $1.52 million with China Zheshang Bank, maturing on June 27, 2027, bearing interest at 2.60% per annum;

(3)	approximately $3.03 million with China Zheshang Bank, maturing on September 27, 2027, bearing interest at 2.40% per annum;

(4)	approximately $1.50 million with Bank of Ningbo, maturing on September 21, 2026, bearing interest at 3.00% per annum.

(5)	approximately $1.46 million with Bank of Ningbo, maturing on January 15, 2029, bearing interest at 3.00% per annum.

NOTE 11 – NOTES PAYABLE

	As of
	March 31, 2026	December 31, 2025
Bank acceptance notes	$16,440,997	$12,759,720
Total	$16,440,997	$12,759,720

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $0.22 million and $0.07 million restricted cash, and $5.88 million and $3.43 million notes receivable, as of March 31, 2026 and December 31, 2025, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The notes payable bears no interests.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follow:

	As of
	March 31, 2026	December 31, 2025
Procurement of Materials	$33,029,726	$25,213,713
Infrastructure& Equipment	211,605	113,793
Freight fee	324,085	277,411
Total	$33,565,416	$25,604,917

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follow:

	As of
	March 31, 2026	December 31, 2025
Employee payables	102,842	909,168
Other tax payables	433,113	178,399
Other payable*	404,095	248,565
Accrued expenses	177,566	301,134
Accrued after-sales service fee	398,726	1,304,605
Total	$1,516,342	$2,941,871

*	Other payables mainly consist of utility expenses and consulting fee.

NOTE 14 – DEFERRED REVENUE

Deferred revenue is summarized as follow:

	As of
	March 31, 2026	December 31, 2025
Subsidy	1,039,241	1,083,784
Total	$1,039,241	$1,083,784

Changes in the deferred revenue are as follows:

	For the three months ended March 31, 2026	For the Year Ended December 31, 2025
Beginning balance	$1,083,784	$1,263,180
Recognized as revenue during the year	(59,281)	(228,357)
Effect of foreign exchange change	14,738	48,961
Ending balance	$1,039,241	$1,083,784

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of March 31, 2026, grant income decreased by $0.22 million, as compared to December 31, 2025. The change was mainly due to timing of incurring qualifying expenses.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – WARRANT LIABILITY

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	March 31, 2026	December 31, 2025

Share price	$0.70	$0.61
Exercise price	$4.49	$4.49
Expected term (years)	0.91	1.04
Risk-free interest rate	34%	3.5%
Expected volatility	110.00%	100.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	March 31, 2026	December 31, 2025
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$123,837	$70,910

The fair value of the warrants was classified as a liability of $70,910 as of December 31, 2025. For the three months ended March 31, 2026, the Company recognized a loss of $52,927 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $123,837 for the investor warrant, collectively, as of March 31, 2026.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of March 31, 2026 and December 31, 2025, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares of no par value, divided into two classes: Class A Ordinary Shares, each carrying one vote per share, and Class B Ordinary Shares, each carrying twenty-five votes per share. As of March 31, 2026, there were 20,532,482 Class A ordinary shares and 6,011,740 Class B ordinary shares issued and outstanding. Accordingly, the total voting power of the Company as of March 31, 2026 was 170,826,982 votes. Trendway Capital Limited, which is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the Company’s board of directors, held 100% of the outstanding Class B ordinary shares, representing 150,293,500 votes, or approximately 88.0% of the total voting power of the Company. As a result, Mr. Wang has the ability to control the outcome of matters submitted to a vote of the Company’s shareholders, including the election of directors and significant corporate transactions, without the consent of the holders of Class A ordinary shares.

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

On January 30, 2026, the Company re-convened its 2025 annual general meeting of shareholders (the “2025 Annual General Meeting”). At the 2025 Annual General Meeting, the shareholders of the Company approved, among other matters: (i) the adoption of amended and restated Memorandum and Articles of Association; (ii) the implementation of a dual class share structure, pursuant to which the ordinary shares of the Company were re-designated into Class A ordinary shares of no par value, carrying one vote per share, and Class B ordinary shares of no par value, carrying 25 votes per share; and (iii) the reclassification of each of the issued and outstanding ordinary shares held by Trendway Capital Limited as Class B ordinary shares, and the reclassification of all remaining issued and outstanding ordinary shares as Class A ordinary shares. On February 24, 2026, the dual-class share structure became effective on the Nasdaq Capital Market.

Rights

Each Class A Ordinary Share confers upon the holder one vote at a meeting of the Members or on any Resolution of Members, while each Class B Ordinary Share confers upon the holder twenty-five votes. Both classes of Ordinary Shares have identical economic rights, entitling the holder to an equal share with each other Ordinary Share in any dividend paid by the Company and in the distribution of the surplus assets of the Company on its liquidation.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SHAREHOLDER’S EQUITY (CONTINUED)

Conversion

In accordance with the Memorandum of Association, Class A Ordinary Shares are not convertible into Class B Ordinary Shares under any circumstance, while each Class B Ordinary Share is convertible into one Class A Ordinary Share at any time by the holder thereof, and upon any sale, transfer, assignment or disposition of any Class B Ordinary Shares by a holder thereof to any person who is not an affiliate of such holder, each of such Class B Ordinary Shares will be automatically and immediately converted into one Class A Ordinary Share. Class A Ordinary Shares are freely transferable.

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

Private warrants included (i) the 282,000 warrants underlying the units issued to Greenland Asset Management Corporation (the “Sponsor”) and Chardan Capital Markets, LLC (“Chardan”) in a private placement in connection with our initial public offering (“Private Unit Warrants”), and (ii) 120,000 warrants held by Chardan upon the exercise of its unit purchase option to purchase 120,000 units in March 2021 (“Option Warrants,” together with Private Unit Warrants, the “Private Warrants”). The Private Warrants are identical to the Public Warrants underlying the units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants were exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Warrants would be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants expired concurrently with the Public Warrants on October 24, 2024, and accordingly no Private Warrants remain outstanding.

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

As of March 31, 2026, there were no warrants outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended March 31,
	2026	2025
Net income attributable to Greenland Technologies Holding Corporation and subsidiaries	$5,000,480	$4,003,783
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	21,753,958	13,594,530
Diluted effect of stock options and warrants	—	—
Weighted average shares used in diluted computation	21,753,958	13,594,530
Basic and diluted net income per share	$0.23	$0.29

For the three months ended March 31, 2026 and 2025, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 18 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three months ended March 31, 2026 and 2025 is as follows:

	For three months ended March 31,
	2026	2025
Domestic Sales	$25,184,187	$21,184,973
International Sales	354,158	492,591
Total	$25,538,345	$21,677,564

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the three months ended March 31, 2026 was 14.87%. The effective tax rate for the three months ended March 31, 2026 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the three months ended March 31, 2025 was 16.14%. The effective tax rate for the three months ended March 31, 2025 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of March 31, 2026 and December 31, 2025, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The following are the aggregate non-cancellable future minimum lease payments under operating leases as of March 31, 2026:

For the year ending March 31,	Operating Leases
2027	$3,864
Total lease payments	$3,864

Contingencies

From time to time, the Company is involved in various claims, legal proceedings, and other matters arising in the ordinary course of business. As of March 31, 2026, management is not aware of any pending or threatened litigation, claims, or assessments that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has no material contingent liabilities, including guarantees, letters of credit, or legal disputes that require accrual or disclosure under ASC 450, Contingencies.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manager and one of the directors of Zhejiang Zhongchai/Non-controlling interest of Zhejiang Zhongchai
Raymond Z. Wang	Chief Executive Officer and President
Cenntro Inc.	Under common control of Peter Zuguang Wang
Cenntro Enterprise Limited	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	March 31, 2026	December 31, 2025
Due to related parties:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[1]	$-	$94,442
Cenntro Holding Limited[2]	1,341,627	1,341,627
Peter Zuguang Wang[3]	2,392,961	2,392,961
Xinchang County Jiuxin Investment Management Partnership (LP)[4]	-	1,429,981
Raymond Z. Wang[5]	16,000	16,000
Total	$3,750,588	$5,275,011

All balances of due to related parties as of March 31, 2026 and December 31, 2025 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of March 31, 2026 and December 31, 2025 consisted of:

1	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

2	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

3	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

4	Total dividend payment of $1.43 million declared by Zhejiang Zhongchai to Xinchang County Jiuxin Investment Management Partnership (LP). As of March 31, 2026, the balance was nil; and

5	Temporary borrowings from Raymond Z. Wang.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	March 31,	December 31,
	2026	2025
Due from related parties-current:
Cenntro Inc.	490,000	840,000
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	245,017
Cenntro Enterprise Limited	21,400	21,400
Total	$511,400	$1,106,417

The balance of due from related parties as of March 31, 2026 and December 31, 2025 consisted of:

Due from Cenntro Inc. was $0.49 million and $0.84 million as of March 31, 2026 and December 31, 2025, respectively. The amount of due from this related party represents a loan with an annual interest rate of 7.5% and matured on April 14, 2026. Pursuant to a supplementary agreement between the parties, the period before April 15, 2025 was an interest-free period for the advanced funds. On April 14, 2026, the Company (through its subsidiary, Zhongchai Holding (Hong Kong) Limited) and Cenntro Inc. entered into an Extension Agreement (the “Extension Agreement”), pursuant to which the maturity date of the loan was extended from April 14, 2026 to October 14, 2026. As of the date of the Extension Agreement, the outstanding principal balance was approximately $0.55 million. During the extension period, interest accrues at 10% per annum (increased from the original 7.5%), payable no later than the extended maturity date.

Due from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was nil and $0.25 million as of March 31, 2026 and December 31, 2025, respectively. The amount of due from this related party represents a loan with annual interest rate of 4.785%.

Due from Cenntro Enterprise limited was $0.02 million and $0.02 million as of March 31, 2026 and December 31, 2025, respectively. The amount of due from this related party represents expenses paid on behalf of the related party.

(b) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the three months ended March 31, 2026 and 2025 are listed below:

	For the three months ended March 31,
	2026	2025
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	1,444,711	188,222

NOTE 22 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is May 13, 2026. All subsequent events requiring recognition as of March 31, 2026 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

Through its subsidiaries in the PRC, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue increased from approximately $21.68 million for the three months ended March 31, 2025 to $25.54 million for the three months ended March 31, 2026. The increase in revenue was primarily the result of an increase of approximately $3.99 million in the Company’s sales volume of transmission products for the three months ended March 31, 2026. Based on its revenues for the three months ended March 31, 2026 and 2025, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the three months ended March 31, 2026 and 2025, Greenland sold an aggregate of 46,027 and 38,734 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. Prior to 2025, HEVI had been manufacturing and selling electric industrial vehicle products. However, substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy. HEVI intends to resume operations once the policy environment stabilizes. HEVI’s electric industrial vehicle products (which are not currently being offered as a result of the suspension of its operations) include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, in April 2023, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery wheeled front-end loader.

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

Results of Operations

For the three months ended March 31, 2026 and 2025

Overview

	For the three months ended March 31
	2026	2025	Change	Variance

Revenues	$25,538,345	$21,677,564	$3,860,781	17.8%
Cost of Goods Sold	16,779,083	15,016,614	1,762,469	11.7%
Gross Profit	8,759,262	6,660,950	2,098,312	31.5%
Selling expenses	419,014	331,809	87,205	26.3%
General and administrative expenses	1,842,428	1,438,988	403,440	28.0%
Research and development expenses	778,219	81,457	696,762	855.4%
Total Operating Expenses	3,039,661	1,852,254	1,187,407	64.1%
Income from operations	5,719,601	4,808,696	910,905	18.9%
Interest income	519,843	141,040	378,803	268.6%
Interest expenses	(33,380)	-	(33,380)	(100.0)%
Change in fair value of the warrant liability	(52,927)	209,294	(262,221)	125.3%
Other income	599,189	282,081	317,108	112.4%
Income before income tax	6,752,326	5,441,111	1,311,215	24.1%
Income tax expense	1,003,895	878,275	125,620	14.3%
Net income	5,748,431	4,562,836	1,185,595	26.0%

Components of Results of Operations

	For the three months ended March 31
Component of Results of Operations	2026	2025

Revenues	$25,538,345	$21,677,564
Cost of Goods Sold	16,779,083	15,016,614
Gross Profit	8,759,262	6,660,950
Operating Expenses	3,039,661	1,852,254
Net Income	5,748,431	4,562,836

Revenue

Greenland’s revenue was approximately $25.54 million for the three months ended March 31, 2026, representing an increase of approximately $3.86 million, or 17.8%, as compared to that of approximately $21.68 million for the three months ended March 31, 2025. The increase in revenue was primarily a result of the increase of approximately $3.99 million in the Company’s sales volume of transmission products for the three months ended March 31, 2026. For the three months ended March 31, 2026, the Company sold an aggregate of 46,027 sets of transmission products, compared to 38,734 sets sold in the three months ended March 31, 2025. This represents an increase of approximately 7,293 units, or approximately 18.8%. The sales volume growth was driven by sustained demand from the Company’s customer base in the material handling sector.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $16.78 million for the three months ended March 31, 2026, representing an increase of approximately $1.76 million, or 11.7%, as compared to that of approximately $15.02 million for the three months ended March 31, 2025. Cost of goods sold increased due to the increase in our sales volume.

Gross Profit

Greenland’s gross profit was approximately $8.76 million for the three months ended March 31, 2026, representing an increase of approximately $2.10 million, or 31.5%, as compared to that of approximately $6.66 million for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, Greenland’s gross margins were approximately 34.3% and 30.7%, respectively. The increase in gross profit in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the increase in our sales volume and a shift in Greenland’s product mix towards higher value and more sophisticated products, such as hydraulic transmission products.

Operating Expenses

Greenland’s operating expenses consist of selling expenses, general and administrative expenses and research and development expenses.

Selling Expenses

Selling expenses mainly comprise of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Our selling expenses were approximately $0.42 million for the three months ended March 31, 2026, representing an increase of approximately $0.09 million, or 26.3%, as compared to approximately $0.33 million for the three months ended March 31, 2025. The increase in selling expenses was mainly due to an increase in the shipping expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses comprise of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $1.84 million for the three months ended March 31, 2026, representing an increase of approximately $0.40 million, or 28.0%, as compared to that of approximately $1.44 million for the three months ended March 31, 2025. The increase in general and administrative expenses was mainly due to an increase of approximately $0.53 million in consultancy fees offset by a decrease of approximately $0.09 million in employee salary for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.78 million for the three months ended March 31, 2026, representing an increase of approximately $0.70 million, or 855.4%, as compared to that of approximately $0.08 million for the three months ended March 31, 2025. Such increase was primarily attributable to a significant increase in the Company’s R&D activities during the three months ended March 31, 2026.

Income from Operations

Income from operations for the three months ended March 31, 2026 was approximately $5.72 million, representing an increase of approximately $0.91 million, as compared to that of approximately $4.81 million for the three months ended March 31, 2025.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.52 million for the three months ended March 31, 2026, representing an increase of approximately $0.38 million, or 268.6%, as compared to that of approximately $0.14 million for the three months ended March 31, 2025. The increase in interest income was because more cash was deposited in banks during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Greenland’s interest expenses were approximately $0.03 million for the three months ended March 31, 2026, representing an increase of approximately $0.03 million, or 100.0%, as compared to nil for the three months ended March 31, 2025. The increase was primarily due to an increase in interest expense on the discounted note for the three months ended March 31, 2026, compared to those for the three months ended March 31, 2025.

Other Income

Greenland’s other income was approximately $0.60 million for the three months ended March 31, 2026, representing an increase of approximately $0.32 million, or 112.4%, as compared to approximately $0.28 million for the three months ended March 31, 2025. The increase was primarily due to an increase in grant income for the three months ended March 31, 2026, compared to those for the three months ended March 31, 2025.

Income Taxes

Greenland’s income tax was approximately $1.00 million for the three months ended March 31, 2026, as compared to that of approximately $0.88 million for the three months ended March 31, 2025.

Zhejiang Zhongchai obtained a “high-tech enterprise” status near the end of the fiscal year of 2022. Such status allows Zhejiang Zhongchai to enjoy a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income tax for the three months ended March 31, 2026 and 2025 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” status will be reevaluated near the end of 2028.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the state of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of March 31, 2026.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of as of March 31, 2026.

Net Income

Our net income was approximately $5.75 million for the three months ended March 31, 2026, representing an increase of approximately $1.19 million, as compared to that of approximately $4.56 million for the three months ended March 31, 2025.

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

For the three months ended March 31, 2026, our PRC subsidiary, Zhejiang Zhongchai, paid approximately $1.44 million in dividends, extended approximately $4.00 million in loans to third parties, and maintained approximately $10.61 million in cash on hand. We plan to maintain the current debt structure and rely on government-supported loans at lower cost, if necessary.

Government subsidies mainly consist of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received, and all conditions be completed. Total government subsidies recorded under long-term liabilities were $1.04 million and $1.08 million as of March 31, 2026 and December 31, 2025, respectively.

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

We believe that the Company has sufficient cash, even with uncertainty in the Company’s manufacturing and sale of electric industrial heavy equipment in the future and potential fluctuations in demand for our transmission products. We believe our existing funding sources will be sufficient to fund our operations for the next 12 months. We remain confident and expect to continue to generate positive cash flow from our operations.

We may need additional cash resources in the future, if the Company experiences failure in collecting account receivables, changes in business conditions, changes in financial conditions, or other developments. We may also need additional cash resources, if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation, or other similar actions. If the Company’s management and its board of directors determine that the cash required for specific corporate activities exceed Greenland’s cash and cash equivalents on hand, the Company may issue debt or equity securities to raise cash.

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

Cash and Cash Equivalents

Cash equivalents refer to all highly liquid investments purchased with original maturity of three months or less. As of March 31, 2026, Greenland had approximately $10.39 million of cash and cash equivalents, representing an increase of approximately $2.62 million, or 33.66%, as compared to approximately $7.78 million as of December 31, 2025. The increase of cash and cash equivalents was mainly due to a decrease in short-term investment, as compared to that as of December 31, 2025.

Restricted Cash

Restricted cash represents the amount held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of March 31, 2026, Greenland had approximately $0.22 million of restricted cash, representing an increase of approximately $0.14 million, or 200.59%, as compared to that of approximately $0.07 million as of December 31, 2025. The increase in restricted cash was due to an increase in notes payable collateralized by cash.

Accounts Receivable

As of March 31, 2026, Greenland had approximately $25.89 million of accounts receivables, an increase of approximately $8.63 million, or 50.00%, as compared to approximately $17.26 million as of December 31, 2025. The increase in accounts receivable was due to the increase in our sales volume and our slowed-down efforts in receivables collections.

Greenland recorded approximately $0.02 million and $0.02 million of allowance for expected credit losses as of March 31, 2026 and December 31, 2025, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivable is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Due from Related Parties

Due from related parties was $0.51 million and $1.11 million as of March 31, 2026 and December 31, 2025, respectively. The balance of due from related parties as of March 31, 2026 and December 31, 2025 consisted primarily of the following: (i) other receivable from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) of nil and $0.25 million as of March 31, 2026 and December 31, 2025, respectively, representing a loan with an annual interest rate of 4.785%; (ii) other receivable from Cenntro Inc. was $0.49 million and $0.84 million as of March 31, 2026 and December 31, 2025, respectively, representing a loan with an annual interest rate of 7.5% that will mature before April 14, 2026; and (iii) other receivable from Cenntro Enterprise Limited was $0.02 million and $0.02 million as of March 31, 2026 and December 31, 2025, respectively, representing expenses paid on behalf of the related party.

Notes Receivable

As of March 31, 2026, Greenland had approximately $18.73 million of notes receivable, which Greenland expects to collect within the next twelve months. The increase was approximately $4.03 million, or 27.40%, as compared to approximately $14.70 million as of December 31, 2025.

Working Capital

Our working capital was approximately $56.08 million as of March 31, 2026, as compared to $46.97 million as of December 31, 2025. The increase in working capital of $9.11 million was primarily attributable to an increase in accounts receivable and prepayments and other current assets.

Cash Flow

	For the Three Months Ended March 31,
	2026	2025

Net cash (used in) provided by operating activities	$(1,186,337)	$1,244,666
Net cash used in investing activities	$(4,172,528)	$(701,864)
Net cash provided by(used in) financing activities	$8,136,183	$(1,765,716)
Net decrease in cash and cash equivalents and restricted cash	$2,777,318	$(1,222,914)
Effect of exchange rate changes on cash and cash equivalents	$(17,011)	$157,967
Cash and cash equivalents and restricted cash at beginning of period	$7,846,870	$8,611,795
Cash and cash equivalents and restricted cash at end of period	$10,607,177	$7,546,848

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $1.19 million, resulting primarily from net income of approximately $5.75 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $0.52 million, change in fair value of warrant liability of approximately $0.05 million, change in accrued expense of approximately $(1.82) million and changes in operating assets and liabilities including: (i) an increase of approximately $8.36 million in accounts receivable due to the increase in our sales volume, (ii) an increase of approximately $3.81 million in notes receivables, and (iii) an increase of approximately $7.58 million in accounts payable because we extended the payment cycle.

Net cash provided by operating activities for the three months ended March 31, 2025 was approximately $1.24 million, primarily attributable to net income of approximately $4.56 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $0.52 million, change in fair value of warrant liability of approximately $(0.21) million, change in accrued expense of approximately $(2.59) million and changes in operating assets and liabilities including: (i) an increase of approximately $6.06 million in accounts payable because we extended the payment cycle, (ii) an increase of approximately $5.53 million in accounts receivable due to our slowed-down efforts in receivables collections, (iii) a decrease of approximately $2.18 million in notes receivables because we prioritized collecting cash rather than accepting notes receivables, and (ⅳ) a decrease of approximately $5.22 million due to related parties.

Investing Activities

Net cash used in investing activities resulted in cash outflow of approximately $4.17 million for the three months ended March 31, 2026. Cash used in investing activities for the three months ended March 31, 2026 was mainly due to approximately $0.17 million used for purchases of long-term assets and approximately $4.00 million loaned to third parties.

Net cash used in investing activities resulted in cash outflow of approximately $0.70 million for the three months ended March 31, 2025. Cash used in investing activities for the three months ended March 31, 2025 was mainly due to approximately $0.01 million used for purchases of long-term assets and approximately $0.69 million loaned to third parties.

Financing Activities

Net cash provided by financing activities resulted in a cash inflow of approximately $8.14 million for the three months ended March 31, 2026, which was mainly attributable to approximately $3.49 million change in notes payable and approximately $5.59 million proceeds from equity and debt financing offset by approximately $1.44 million in dividend.

Net cash used in financing activities resulted in a cash outflow of approximately $1.77 million for the three months ended March 31, 2025, which was mainly attributable to approximately $1.00 million in repayment of loans from related parties and approximately $0.58 million change in notes payable.

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of March 31, 2026, cash and cash equivalents of $40,412,787 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent to $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of March 31, 2026, one customer accounted for 16.44% of total accounts receivable. As of December 31, 2025, three customers accounted for 11.24%, 10.24% and 10.12% of total accounts receivable, respectively. No other customers accounted for more than 10% of the Company’s total accounts receivable as of March 31, 2026 and December 31, 2025.

For the three months ended March 31, 2026, one customer accounted for 16.69% of total revenue. For the three months ended March 31, 2025, one customer accounted for 17.77% of total revenue. No other customers accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2026 and 2025.

There were no suppliers representing more than 10% of the Company’s total purchases for the three months ended March 31, 2026 and 2025, respectively.

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

The Company adopted ASC 606 on January 1, 2018, using the transition method of Modified-Retrospective Method. The adoption of ASC 606 had no impact on the Company’s beginning balance of retained earnings.

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

Pursuant to that certain finder agreement with Hanyi Zhou dated May 29, 2019, 50,000 newly issued ordinary shares issued to Hanyi Zhou as a finder fee for the Business Combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2026, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of March 31, 2026:

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

ITEM 1A. RISK FACTORS.

Summary of Risk Factors

An investment in our Class A ordinary shares is subject to a number of risks, including risks related to our business and industry, risks related to our corporate structure, risks related to doing business in China and risks related to our Class A ordinary shares. You should carefully consider all of the information in this Quarterly Report before making an investment in the Class A ordinary shares. The following list summarizes some, but not all, of these risks. Please read the information in this section for a more thorough description of these and other risks.

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 17 through 24.

●	Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital;

●	We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow;

●	Our subsidiaries face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill;

●	Our subsidiaries face intense competition, and if we are unable to compete effectively, we may not be able to maintain profitability;

●	Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues;

●	As our subsidiaries expand their operations, they may need to establish a more diverse supplier network for raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition;

●	To remain competitive, our subsidiaries are introducing new lines of business, including the production and sale of electric industrial heavy equipment. If these efforts are not successful, our results of operations may be materially and adversely affected;

●	New lines of business, including the production and sale of electric industrial heavy equipment, may subject us and our subsidiaries to additional risks;

●	Tariffs and other trade barriers imposed on Chinese goods, including components manufactured in the PRC and assembled in the United States by HEVI, could materially and adversely affect our business, financial condition, and results of operations;

●	Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if our subsidiaries are unable to pass price increases on to their customers;

●	We are subject to various risks and uncertainties that may affect our subsidiaries’ ability to procure raw materials; and

●	Geopolitical conflicts involving Iran, military actions in the Middle East, and the war in Ukraine may adversely affect economic conditions in the U.S., China and globally, and cause significant volatility in the trading price of our Class A ordinary shares.

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 25 through 34.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

●	Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer our securities, result in a material adverse change to our business operations, and damage our reputation, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our Class A ordinary shares may significantly decrease” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries”;

●	The Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our Class A ordinary shares may significantly decrease”;

●	Our future offerings will need to be filed with the CSRC, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities. Any failure to filing, or delay in filing, or failure to complying with any other applicable PRC requirements for an offering, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future and we fail to obtain such approvals, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our Class A ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—We are required under PRC laws to submit filings to CSRC for our future offerings. However, we believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing on Nasdaq. In the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

●	Our subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq;

●	You may have difficulty enforcing judgments against us;

●	Under the PRC Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders;

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC subsidiaries;

●	We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business;

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China; and

●	Our securities may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—Our Class A ordinary shares may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting and the cessation of trading of our Class A ordinary shares, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections deprives our investors with the benefits of such inspections.”

Risks Related to Our Class A Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Class A Ordinary Shares” on pages 35 through 39.

●	Nasdaq has recently adopted and proposed new listing rules that could result in the accelerated delisting of our Class A ordinary shares.

●	Our dual-class share structure with different voting rights will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A ordinary shares may view as beneficial;

●	The dual-class structure of our ordinary shares may adversely affect the trading market for the Class A ordinary shares;

●	Future sales of our Class A ordinary shares, whether by us or our shareholders, could cause the price of our Class A ordinary shares to decline;

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our Class A ordinary shares for return on your investment; and

●	Techniques employed by short sellers may drive down the market price of our Class A ordinary shares.

Risks Related to our Business and Industry

Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of March 31, 2026, we had approximately $10.61 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the three months ended March 31, 2026 and 2025, our subsidiaries’ five largest customers contributed 39.79% and 41.27% of our revenues, respectively. For the three months ended March 31, 2026 and 2025, Greenland’s single largest customer, Hangcha Group, accounted for 16.69% and 17.77%, respectively, of Greenland’s total revenue. Other than Hangcha Group, no other single customer individually contributed to more than 10% of our total revenue for the three months ended March 31, 2026 and 2025.

As a result of our subsidiaries’ reliance on a limited number of customers, our subsidiaries may face pricing and other competitive pressures, which may have a material adverse effect on our profits and our revenues. The volume of products sold for specific customers varies from year to year, especially since our subsidiaries are not the exclusive provider for any customers. In addition, there are a number of factors that could cause the loss of a customer or a substantial reduction in the products that our subsidiaries provide to any customer that may not be predictable. For example, our subsidiaries’ customers may decide to reduce spending on our subsidiaries’ products or a customer may no longer need our subsidiaries’ products following the completion of a project. The loss of any one of our subsidiaries’ major customers, a decrease in the volume of sales to our subsidiaries’ customers or a decrease in the price at which our subsidiaries sell their products to customers could materially and adversely affect our profits and revenues.

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

In the event that our subsidiaries need to diversify their supplier network, our subsidiaries may not be able to procure a sufficient supply of raw materials at a competitive price, which could have an adverse effect on our results of operations, financial condition and cash flows. Furthermore, despite our subsidiaries’ efforts to control their supply of raw materials and maintain good relationships with their existing suppliers, our subsidiaries could lose one or more of their existing suppliers at any time. The loss of one or more key suppliers could increase our subsidiaries’ reliance on higher costs or lower quality supplies, which could negatively affect our profitability. Any interruptions to, or decline in, the amount or quality of our subsidiaries’ raw materials supply could materially disrupt our subsidiaries’ production and adversely affect our subsidiaries’ business and our financial condition and financial prospects.

Our efforts to diversify into electric industrial heavy equipment may not be successful, and the suspension of substantially all of HEVI’s operations due to tariff uncertainty could materially and adversely affect our business, results of operations, and financial condition.

To remain competitive, we have sought to diversify our product offerings beyond our traditional transmission systems and integrated powertrains for material handling machinery by expanding into the production and sale of electric industrial heavy equipment. Prior to December 2020, through Zhongchai Holding and its PRC subsidiaries, our products primarily consisted of transmission systems and integrated powertrains for material handling machinery, particularly electric forklift trucks. In December 2020, through our subsidiary HEVI, we launched a new division that focused on the production and sale of electric industrial heavy equipment as part of our strategy to diversify our business.

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

Our business is subject to significant risks arising from the trade policies of the United States government with respect to Chinese goods, and the broader relationship between the United States and the PRC. HEVI’s electric industrial heavy equipment products are manufactured using components sourced from and manufactured in the PRC, which are then assembled into finished products in the United States. As a result, U.S. tariff policies on Chinese goods have a direct and material impact on HEVI’s cost structure and business operations. In February 2025, President Donald J. Trump declared a national emergency under the International Emergency Economic Powers Act (“IEEPA”) and announced the imposition of a 10% tariff on all imports from China, citing concerns related to trade imbalances and national security. These tariffs were subsequently lifted following the U.S. Supreme Court’s ruling in Learning Resources in February 2026. A temporary 10% global tariff on imports was separately imposed under Section 122 of the Trade Act of 1974. Tariffs imposed under Section 301 of the Trade Act of 1974 and Section 232 of the Trade Expansion Act of 1962 remain unaffected by the Supreme Court’s ruling and continue to apply to Chinese goods. As of May 2026, average U.S. tariff rates on Chinese goods remained to be over 30%, excluding exemptions and Section 232 actions, further increasing the cost burden on U.S. importers of PRC-manufactured components and potentially affecting demand for products sourced from the PRC.

The imposition of these tariffs, and any future escalation thereof, significantly increases the landed cost of PRC-manufactured components imported by HEVI for assembly in the United States, potentially rendering HEVI’s finished products less competitive relative to domestically produced alternatives or products sourced from non-tariffed jurisdictions. Our operating subsidiaries, including HEVI, may be unable to pass increased costs through to their customers, whether due to competitive pricing pressures, contractual constraints, or prevailing market conditions, which would compress margins and adversely affect profitability.

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

Our subsidiaries’ transmission technology is protected through a combination of patents, trade secrets, confidentiality agreements and other methods. However, our subsidiaries’ competitors may independently develop similar proprietary methodologies or duplicate our products, or develop alternatives, which could have a material adverse effect on our subsidiaries’ business and our results of operations and financial condition. The misappropriation or duplication of our subsidiaries’ intellectual property could disrupt their ongoing business, distract our management and employees, reduce our revenues and increase our expenses. Our subsidiaries may need to litigate to enforce their intellectual property rights. Any such litigation could be time-consuming and costly, and the outcome of any such litigation cannot be guaranteed.

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

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information.

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

The global macroeconomic environment is facing challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. Geopolitical conflicts involving Iran, current military actions in the Middle East, as well as the conflicts involving Ukraine, Syria, Russia and North Korea may result in volatility and disruptions to the economy in the U.S., China, and globally. In particular, the ongoing conflict involving Iran poses significant risks to regional and global economic stability. Iran is a major producer of crude oil, and any escalation of conflicts in Iran, including potential disruptions to oil production, export infrastructure, or transit routes through the Strait of Hormuz, have resulted in and could continue to result in significant increases in global crude oil prices. Elevated energy costs could, in turn, contribute to inflationary pressures, increased production and transportation costs, reduced consumer spending, and a broader economic slowdown across major economies, including China and the United States. Such developments could materially and adversely affect the demand for our products, increase our operating costs, and negatively impact our results of operations and financial condition. See also “— Risks Related to our Business and Industry — Geopolitical conflicts involving Iran, military actions in the Middle East, and the war in Ukraine may adversely affect economic conditions in the U.S., China and globally, and cause significant volatility in the trading price of our Class A ordinary shares.” There have also been concerns on the relationship among China and other Asian countries, which may result in, or intensify potential conflicts in relation to, territorial disputes, and the trade disputes between China and other countries. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions in the long term.

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

On March 12, 2026, we received a notification letter (the “Bid Price Deficiency Letter”) from the Listing Qualifications staff of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our Class A ordinary shares had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Bid Price Deficiency Letter constitutes a notice of deficiency only and does not currently affect the listing or trading of our Class A ordinary shares on The Nasdaq Capital Market.

Pursuant to the Bid Price Deficiency Letter, we have 180 days, or until September 8, 2026, to regain compliance with Rule 5550(a)(2) by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. We may also be eligible for an additional compliance period of 180 calendar days if, on September 8, 2026, we meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market (with the exception of the closing bid price requirement) based on our then most recent public filings and market information, and we provide written notice to Nasdaq of our intent to cure the deficiency during such additional compliance period, including, without limitation, by effecting a share consolidation, if necessary.

We intend to monitor closely the closing bid price of our Class A ordinary shares and to consider plans for regaining compliance with Rule 5550(a)(2). While we plan to review all available options, there can be no assurance that we will be able to regain compliance with the applicable rules during the 180-day compliance period ending on September 8, 2026, any additional compliance period, or at all. Furthermore, in the event that the closing bid price of our Class A ordinary shares falls below $0.10 per share for ten consecutive trading days, Nasdaq will issue an immediate Staff Delisting Determination and we will be ineligible for any compliance period that would otherwise be available, which would result in the immediate delisting of our Class A ordinary shares from The Nasdaq Capital Market.

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

S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies in certain indices, including the S&P 500, to exclude companies with multiple classes of shares and companies whose public shareholders hold no more than 5% of total voting power from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class capital structures. As a result, the dual class structure of our ordinary shares may prevent the inclusion of the Class A ordinary shares in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for the Class A ordinary shares. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of the Class A ordinary shares

Future sales of our Class A ordinary shares, whether by us or our shareholders, could cause the price of our Class A ordinary shares to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month period ended March 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
10.1(4)	Employment Agreement, dated March 21, 2026 by and between the Company and Chenyang Wang
10.2*	Extension Agreement, dated April 14, 2026, by and between Zhongchai Holding (Hong Kong) Limited and Cenntro Inc.
10.3*	Supplementary Agreement, dated January 1, 2025, by and between Zhejiang Zhongchai Machinery Co. Ltd. and Hangcha Group
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2019.

(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 23, 2026.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: May 13, 2026	/s/ Raymond Z. Wang
Raymond Z. Wang
Chief Executive Officer and President