Form 10-Q
period 2026-06-30
Greenland Technologies Holding Corp.
filed 2026-08-14
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 001-38605

GREENLAND TECHNOLOGIES HOLDING CORPORATION

(Exact name of registrant as specified in charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10-F, Building #12, Sunking Plaza, Gaojiao Road Hangzhou, Zhejiang People’s Republic of China	311122
(Address of principal executive offices)	(Zip Code)

1 (888) 827-4832

(Registrant’s telephone number, including area code)

Former address:

50 Millstone Road, Building 400 Suite 130

East Windsor, NJ 08512

United States

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of August 14, 2026, there were 20,532,482 Class A ordinary shares, no par value per share, and 6,011,740 Class B ordinary shares, no par value per share, of the registrant issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026

TABLE OF CONTENTS

PAGE	F-1 - F-2	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

PAGE	F-5 - F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

PAGE	F-7 - F-34	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Amounts in U.S. dollars, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$8,980,604	$7,775,330
Restricted cash	-	71,540
Short term investment	23,330,932	24,454,701
Notes receivable	22,146,768	14,704,079
Accounts receivable, net	30,472,900	17,256,479
Inventories, net	24,623,617	24,377,036
Due from related parties-current	511,400	1,106,417
Advance to suppliers	91,112	80,757
Fixed deposit-current	3,099,212	2,966,386
Prepayments and other current assets	12,542,769	2,472,387
Total Current Assets	$125,799,314	$95,265,112

Non-current asset
Property, plant and equipment, net	12,636,194	11,889,147
Land use rights, net	3,381,779	3,325,188
Intangible assets	37,955	68,691
Deferred tax assets	460,304	446,613
Fixed deposit-non current	4,602,744	4,421,828
Other non-current assets	607,978	355,762
Total non-current assets	$21,726,954	$20,507,229
TOTAL ASSETS	$147,526,268	$115,772,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025 (Continued)

(Amounts in U.S. dollars, except share and per share data)

	June 30,	December 31,
	2026	2025

Current Liabilities
Notes payable-bank acceptance notes	$20,263,519	$12,759,720
Accounts payable	35,032,772	25,604,917
Taxes payables	532,521	1,622,509
Contract liabilities	96,926	93,698
Due to related parties	5,371,788	5,275,011
Other current liabilities	2,440,568	2,941,871
Total current liabilities	$63,738,094	$48,297,726

Non-current liabilities
Deferred revenue	875,108	1,083,784
Warrant liability	18,900	70,910
Total non-current liabilities	$894,008	$1,154,694
TOTAL LIABILITIES	$64,632,102	$49,452,420

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; nil and 17,394,226 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	-	-
Class A Ordinary Shares, no par value, unlimited shares authorized; 20,532,482 and nil shares issued and outstanding as of June 30, 2026 and December 31, 2025.	-	-
Class B Ordinary Shares, no par value, unlimited shares authorized; 6,011,740 and nil shares issued and outstanding as of June 30, 2026 and December 31, 2025.	-	-
Additional paid-in capital	38,602,913	33,017,917
Statutory reserves	3,842,331	3,842,331
Retained earnings	46,037,583	37,533,648
Accumulated other comprehensive income (loss)	248,450	(1,452,410)
Total shareholders’ equity attributed to Greenland Technologies Holding Corporation and subsidiaries	$88,731,277	$72,941,486
Non-controlling interest	(5,837,111)	(6,621,565)
TOTAL SHAREHOLDERS’ EQUITY	$82,894,166	$66,319,921

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,526,268	$115,772,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME（LOSS）

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Amounts in U.S. dollars, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues	$29,877,328	$21,719,786	$55,415,673	$43,397,350
Cost of goods sold	20,335,719	15,969,005	37,114,802	30,985,619
Gross profit	9,541,609	5,750,781	18,300,871	12,411,731
Selling expenses	1,674,395	1,003,766	2,093,409	1,335,575
General and administrative expenses	837,194	6,626,542	2,679,622	8,065,530
Research and development expenses	1,046,955	443,720	1,825,174	525,177
Total operating expenses	$3,558,544	$8,074,028	$6,598,205	$9,926,282
INCOME (LOSS) FROM OPERATIONS	$5,983,065	$(2,323,247)	$11,702,666	$2,485,449
Interest income	23,109	170,917	396,433	311,957
Interest expense	(10,453)	-	(43,833)	-
Change in fair value of the warrant liability	104,937	81,739	52,010	291,033
Other income	79,979	159,739	825,687	441,820
INCOME (LOSS) BEFORE INCOME TAX	$6,180,637	$(1,910,852)	$12,932,963	$3,530,259
INCOME TAX EXPENSE	1,237,631	848,920	2,241,526	1,727,195
NET INCOME (LOSS)	$4,943,006	$(2,759,772)	$10,691,437	$1,803,064
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,439,551	465,496	2,187,502	1,024,549
NET INCOME (LOSS) ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$3,503,455	$(3,225,268)	$8,503,935	$778,515
OTHER COMPREHENSIVE INCOME:	1,086,162	940,906	1,900,750	1,389,002
Unrealized foreign currency translation income attributable to Greenland Technologies Holding Corporation and subsidiaries	975,752	853,622	1,700,860	1,265,758
Unrealized foreign currency translation income attributable to non-controlling interest	110,410	87,284	199,890	123,244
Total comprehensive income (loss) attributable to Greenland technologies holding corporation and subsidiaries	4,479,207	(2,371,646)	10,204,795	2,044,273
Total comprehensive income attributable to noncontrolling interest	1,549,961	552,780	2,387,392	1,147,793
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	26,544,222	16,099,824	24,162,323	14,875,091
Basic and diluted	0.13	(0.20)	0.35	0.05

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Amounts in U.S. dollars, except share and per share data)

	Ordinary Shares							Accumulated			Total shareholders’ equity attributed to Greenland Technologies Holding
	No Par Value						Additional	Other			Corporation	Non-	Total
	Shares	Amount	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Statutory Reserves	Retained Earnings	and subsidiaries	controlling Interest	Shareholders’ Equity
Balance as of December 31, 2024	13,594,530	$-	-	$-	-	$-	$27,470,361	$(3,707,100)	3,842,331	$32,602,105	$60,207,697	$(6,938,809)	$53,268,888
Net income	-	-	-	-	-	-	-	-	-	4,003,783	4,003,783	559,053	4,562,836
Dividend	-	-	-	-	-	-	-	-	-	-	-	(188,222)	(188,222)
Foreign currency translation adjustment	-	-	-	-	-	-	-	412,136	-	-	412,136	35,960	448,096
Balance as of March 31, 2025	13,594,530	$-	-	$-	-	$-	$27,470,361	$(3,294,964)	3,842,331	$36,605,888	$64,623,616	$(6,532,018)	$58,091,598
Issuance of incentive common stocks award	3,799,696	-	-	-	-	-	6,953,444	-	-	-	6,953,444	-	6,953,444
Net loss	-	-	-	-	-	-	-	-	-	(3,225,268)	(3,225,268)	465,496	(2,759,772)
Foreign currency translation adjustment	-	-	-	-	-	-	-	853,622	-	-	853,622	87,284	940,906
Balance as of June 30, 2025	17,394,226	-	-	-	-	-	34,423,805	(2,441,342)	3,842,331	33,380,620	$69,205,414	(5,979,238)	63,226,176

Balance as of December 31, 2025	17,394,226	$-	-	$-	-	$-	$33,017,917	$(1,452,410)	3,842,331	$37,533,648	$72,941,486	$(6,621,565)	$66,319,921
Reclassification of existing ordinary shares	(17,394,226)	$-	11,382,486	$-	6,011,740	$-	-	-	-	-	-	-	-
Sale of stock and warrants	-	-	9,149,996		-	-	5,584,996	-	-	-	5,584,996	-	5,584,996
Net income	-	-	-	$-	-	$-	-	-	-	5,000,480	5,000,480	747,951	5,748,431
Foreign currency translation adjustment	-	-	-	-	-	-	-	725,108	-	-	725,108	89,480	814,588
Balance as of March 31, 2026	-	$-	20,532,482	$-	6,011,740	$-	$38,602,913	$(727,302)	3,842,331	$42,534,128	$84,252,070	$(5,784,134)	$78,467,936
Net income	-	-	-	-	-	-	-	-	-	3,503,455	3,503,455	1,439,551	4,943,006
Dividend	-	-	-	-	-	-	-	-	-	-	-	(1,602,938)	(1,602,938)
Foreign currency translation adjustment	-	-	-	-	-	-	-	975,752	-	-	975,752	110,410	1,086,162
Balance as of June 30, 2026	-	$-	20,532,482	$-	6,011,740	$-	38,602,913	$248,450	3,842,331	$46,037,583	$88,731,277	(5,837,111)	$82,894,166

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Amounts in U.S. dollars, except share and per share data)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,691,437	$1,803,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,049,338	1,038,100
Amortization of deferred revenue	(239,175)	(113,154)
Increase in allowance for credit losses	40,732	-
Write-off of inventory provision due to sale of previously impaired inventory	(181,901)	-
Change in fair value of warrant liability	(52,010)	(291,033)
Stock based compensation expense	-	6,953,444
Non-cash lease expenses	-	308,448
Accrued interest income derived from loan to related parties	(2,012)	(3,682)
Accrued expense	(684,310)	(1,993,483)
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(12,587,207)	(5,982,647)
Notes receivable	(6,913,170)	3,065,813
Inventories	667,615	(600,730)
Advance to suppliers	(7,791)	284,926
Other current and noncurrent assets	765,936	(5,981,813)
Increase (Decrease) In:
Accounts payable	8,545,643	6,043,296
Contract liabilities	624	33,953
Other current liabilities	113,477	147,602
Income tax payable	(1,115,877)	389,305
Due to related parties	-	(5,212,314)
Lease liabilities	-	(349,092)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$91,349	$(459,997)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Continued)

(Amounts in U.S. dollars, except share and per share data)

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(1,350,490)	$(152,982)
Loan payment to third parties	(11,410,026)	(689,408)
Repayment of loans lend to third parties	2,122,861	275,763
NET CASH USED IN INVESTING ACTIVITIES	$(10,637,655)	$(566,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	$7,032,525	$(1,668,367)
Proceeds from related parties	597,029	-
Repayment of loans from related parties	(94,442)	(1,000,000)
Dividend paid	(1,457,216)	(188,222)
Proceeds from equity and debt financing	5,584,996	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$11,662,892	$(2,856,589)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,116,586	$(3,883,213)
Effect of exchange rate changes on cash	17,148	343,485
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,846,870	8,611,795
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,980,604	$5,072,067
Bank balances and cash at end of period	8,980,604	4,575,645
Bank balances and cash included in assets classified as restricted cash at end of period	-	496,422

Supplemental Disclosure of Cash Flow Information
Income taxes paid	3,357,980	1,691,619
Interest paid	31,792	-

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the six months ended June 30, 2026 and 2025, Greenland sold an aggregate of 99,270 and 81,642 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

The Company’s Shareholders

As of June 30, 2026, Trendway Capital Limited owned 100.0% of Greenland’s outstanding Class B ordinary shares. Trendway Capital Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, Mr. Wang, through Trendway Capital Limited, holds approximately 88.0% of the total voting power of the Company (based on 20,532,482 Class A ordinary shares entitled to one vote per share and 6,011,740 Class B ordinary shares entitled to twenty-five votes per share outstanding as of June 30, 2026).

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

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for a 10.53% interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for a 20.00% interest. On November 25, 2024, Jiuhe withdrew its investment in Zhejiang Zhongchai. As a result, the equity interests in Zhejiang Zhongchai was redistributed between Zhongchai Holding and Jiuxin. As of June 30, 2026, Zhongchai Holding owned approximately 89.47% of the equity interests, and Jiuxin owned approximately 10.53% of the equity interests, in Zhejiang Zhongchai.

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

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of June 30, 2026, are as follows:

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

	As of
	June 30, 2026	December 31, 2025
Period end RMB: US$ exchange rate	6.7851	6.9931

	For the six months ended June 30,
	2026	2025
Period average RMB: US$ exchange rate	6.8624	7.2526

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

The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$8,980,604	$7,775,330
Restricted cash	-	71,540
Cash, cash equivalents and restricted cash	$8,980,604	$7,846,870

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

The Company considers the carrying amounts of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, amounts due from/to a related party, other receivables, fixed deposits, accounts payable, other payables, and warrant liability, to approximate the fair values of the respective assets and liabilities as of June 30, 2026 and December 31, 2025, owing to their short-term nature or present value characteristics. For note payable-bank acceptance notes, fair value approximates their carrying value at year-end, as fair value is estimated using discounted cash flows in which the interest rates used to discount the host contracts approximate market rates. For the six months ended June 30, 2026 and 2025, there were no transfers between different levels of inputs used to measure fair value.

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$-	23,330,932	-	$23,330,932
Warrants liability	-	18,900	-	18,900

Total	$-	23,349,832	-	$23,349,832

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

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.09 million and $0.08 million as of June 30, 2026 and December 31, 2025, respectively.

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the combined statements of income and comprehensive income (loss). Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances indicate a change in estimates of useful lives. No such events were identified for the six months ended June 30, 2026 and 2025.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the six months ended June 30, 2026 and 2025.

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

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liabilities adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of June 30, 2026 and December 31, 2025.

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

The following table summarizes the movement in contract liabilities during the six months ended June 30, 2026:

	Contract Liabilities	Deferred Revenue	Total Contract Liabilities
Beginning balance	$93,698	1,083,784	$1,177,482
Additions	523,603	-	523,603
Recognized as revenue during the period	(522,979)	(239,175)	(762,154)
Effect of foreign exchange change	2,604	30,499	33,103
Ending balance	$96,926	875,108	$972,034

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract liabilities increased during the six months ended June 30, 2026, primarily due to an increase in advance payments received from customers for orders not yet delivered. The remaining balance of $96,926 as of June 30, 2026 represents deposits received for orders not yet delivered and is expected to be recognized as revenue within the next twelve (12) months. The decrease in deferred revenue is primarily attributable to the recognition of grant income upon satisfaction of the associated qualifying conditions during the period.

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

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the six months ended June 30, 2026 and 2025. The total sales return amount accounted for around 0.03% and 0.05% of the total revenue for the six months ended June 30, 2026 and 2025. The total amount of warranty expenditures accounted for around 0.06% and 0.81% of the total revenue for the six months ended June 30, 2026 and 2025, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth disaggregation of revenue:

	For the three months ended June 30,		For the six months ended June 30,
Major Products	2026	2025	2026	2025
Transmission boxes for Forklift	$29,139,577	$21,022,915	$54,055,621	$41,952,327
Transmission boxes for Non-Forklift (Electric Vehicles, etc.)	737,751	696,871	1,360,052	1,445,023
Total	$29,877,328	$21,719,786	$55,415,673	$43,397,350

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $1.83 million and $0.53 million for the six months ended June 30, 2026 and 2025, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $0.88 million and $1.08 million as of June 30, 2026 and December 31, 2025, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2026 and December 31, 2025, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2026 and December 31, 2025. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2026 and December 31, 2025.

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

Uncertainty and Risks

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of June 30, 2026, cash and cash equivalents of $35,111,541 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalent with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of June 30, 2026, one customer accounted for 14.64% of the Company’s total accounts receivable. As of December 31, 2025, three customers accounted for 11.24%, 10.24% and 10.12% of the Company’s total accounts receivable, respectively. No other customers accounted for more than 10% of the Company’s total accounts receivable as of June 30, 2026 and December 31, 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the six months ended June 30, 2026, one customer accounted for 13.97% of the Company’s total revenue. For the six months ended June 30, 2025, one customer accounted for 16.33% of total revenue. No other customers accounted for more than 10% of the Company’s total revenue for the six months ended June 30, 2026 and 2025.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2026 and 2025.

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

In January 2026, the FASB issued ASU 2026-01, which requires that paid-in-kind dividends on equity-classified preferred stock be initially measured on the basis of the paid-in-kind dividend rate stated in the preferred stock agreement. The amendments apply to all entities that issue paid-in-kind dividends on equity-classified preferred stock. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

In May 2026, the FASB issued ASU 2026-02, which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. The amendments apply to all entities that generate, purchase, or receive environmental credits or have regulatory compliance obligations that may be settled with environmental credits. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

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

NOTE 3 – SHORT TERM INVESTMENT

As of June 30, 2026 and December 31, 2025, the Company’s short-term investment amounted to $23,330,932 and $24,454,701, respectively. During the six months ended June 30, 2026, the Company purchased bank management products in a total amount of $22,912,017 (RMB157,231,424). As of June 30, 2026, the fair value of the Company’s bank management products was $23,330,932(RMB158,302,708).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the six months ended June 30,
	2026		2025
Major customers representing more than 10% of the Company’s revenues
Company A	$7,743,465	13.97%	$7,087,393	16.33%
Total Revenues	$7,743,465	13.97%	$7,087,393	16.33%

	As of
	June 30, 2026		December 31, 2025
Major customers of the Company’s accounts receivable, net
Company A	4,461,105	14.64%	1,745,719	10.12%
Company B	2,232,414	7.33%	1,766,799	10.24%
Company C	2,185,722	7.17%	1,939,540	11.24%
Company D	1,991,135	6.53%	1,380,095	8.00%
Company E	1,246,249	4.09%	674,609	3.91%
Company F	1,211,894	3.98%	723,683	4.19%
Company G	1,179,591	3.87%	717,674	4.16%
Total	$14,508,110	47.61%	$8,948,119	51.86%

Accounts receivable from the Company’s major customers accounted for 47.61% and 51.86% of total accounts receivable balances as of June 30, 2026 and December 31, 2025, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2026 and 2025, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable is net of allowance for expected credit losses.

	As of
	June 30, 2026	December 31, 2025
Accounts receivable	$30,530,618	$17,272,509
Less: allowance for expected credit losses	(57,718)	(16,030)
Accounts receivable, net	$30,472,900	$17,256,479

Changes in the allowance for expected credit losses are as follows:

	For the six months ended June 30, 2026	For the Year Ended December 31, 2025

Beginning balance	$16,030	$-
Additional provision charged to expense	40,732	15,596
Effect of foreign exchange change	956	434
Ending balance	$57,718	$16,030

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of June 30, 2026 and December 31, 2025, inventories consisted of the following

	As of
	June 30, 2026	December 31, 2025
Raw materials	$10,659,774	$10,165,798
Revolving material	1,290,995	1,172,449
Consigned processing material	31,352	28,671
Work-in-progress	2,549,066	2,334,681
Finished goods	11,552,970	12,290,156
Less: inventory impairment	(1,460,540)	(1,614,719)
Inventories, net	$24,623,617	$24,377,036

Changes in the inventory reserves are as follows:

	For the six months ended June 30, 2026	For the Year Ended December 31, 2025
Beginning balance	$1,614,719	$541,421
(Release of) inventory write-downs	(181,901)	1,042,942
Effect of foreign exchange change	27,722	30,356
Ending balance	$1,460,540	$1,614,719

NOTE 7 – NOTES RECEIVABLE

	As of
	June 30, 2026	December 31, 2025
Bank notes receivable:	$19,874,016	$12,547,551
Commercial notes receivable	2,272,752	2,156,528
Total	$22,146,768	$14,704,079

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to nine months from the date of issuance. As of June 30, 2026, the Company pledged notes receivable for an aggregate amount of $2.11 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $1.39 million. As of December 31, 2025, the Company pledged notes receivable for an aggregate amount of $3.43 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $2.47 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes. All notes receivable outstanding as of June 30, 2026 have been or are expected to be collected in full prior to their respective maturity dates.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the six months ended June 30, 2026 and 2025, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

(a) As of June 30, 2026 and December 31, 2025, property, plant and equipment consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Buildings	$11,975,902	$11,619,695
Machinery	25,527,799	23,471,775
Motor vehicles	253,373	342,931
Electronic equipment	299,594	289,246
Total property plant and equipment, at cost	38,056,668	35,723,647

Less: accumulated depreciation	(25,420,474)	(23,834,500)
Property, plant and equipment, net	$12,636,194	$11,889,147

For the six months ended June 30, 2026 and 2025, depreciation expense amounted to $0.98 million and $0.93 million, respectively, of which $0.63 million and $0.55 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Land use rights, cost	$4,534,436	$4,399,566
Less: Accumulated amortization	(1,152,657)	(1,074,378)
Land use rights, net	$3,381,779	$3,325,188

Estimated future amortization expense is as follows as of June 30, 2026:

Years ending June 30,	Amortization expense
2027	$89,667
2028	89,667
2029	89,667
2030	89,667
2031	89,667
Thereafter	2,933,444
Total	$3,381,779

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of June 30, 2026 and December 31, 2025, fixed deposit consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Three-year bank deposit-current	$3,099,212	$2,966,386
Three-year bank deposit-non current	4,602,744	4,421,828
Total	$7,701,956	$7,388,214

All fixed deposits were deposited in local banks in the PRC, each with a deposit term of three years. As of June 30, 2026, the Company had four outstanding term deposits with the following maturity dates and annual interest rates:

(1)	approximately $1.50 million with China Zheshang Bank, maturing on December 5, 2028, bearing interest at 1.90% per annum;

(2)	approximately $1.55 million with China Zheshang Bank, maturing on June 27, 2027, bearing interest at 2.60% per annum;

(3)	approximately $3.10 million with China Zheshang Bank, maturing on September 27, 2027, bearing interest at 2.40% per annum;

(4)	approximately $1.55 million with Bank of Ningbo, maturing on January 15, 2029, bearing interest at 3.00% per annum.

NOTE 11 – NOTES PAYABLE

	As of
	June 30, 2026	December 31, 2025
Bank acceptance notes	$20,263,519	$12,759,720
Total	$20,263,519	$12,759,720

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $0.00 million and $0.07 million of restricted cash, and $2.11 million and $3.43 million of notes receivable, as of June 30, 2026 and December 31, 2025, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The notes payable bear no interests.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follows:

	As of
	June 30, 2026	December 31, 2025
Procurement of Materials	$34,352,485	$25,213,713
Infrastructure& Equipment	186,327	113,793
Freight fee	493,960	277,411
Total	$35,032,772	$25,604,917

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	As of
	June 30, 2026	December 31, 2025
Employee payables	103,922	909,168
Other tax payables	138,989	178,399
Other payable*	454,071	248,565
Accrued expenses	708,141	301,134
Accrued after-sales service fee	1,035,445	1,304,605
Total	$2,440,568	$2,941,871

*	Other payables mainly consist of utility expenses and consulting fee.

NOTE 14 – DEFERRED REVENUE

Deferred revenue is summarized as follows:

	As of
	June 30, 2026	December 31, 2025
Subsidy	875,108	1,083,784
Total	$875,108	$1,083,784

Changes in the deferred revenue are as follows:

	For the six months ended June 30, 2026	For the Year Ended December 31, 2025
Beginning balance	$1,083,784	$1,263,180
Recognized as revenue during the period	(239,175)	(228,357)
Effect of foreign exchange change	30,499	48,961
Ending balance	$875,108	$1,083,784

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of June 30, 2026, grant income decreased by $0.21 million, as compared to December 31, 2025. The change was mainly due to timing of incurring qualifying expenses.

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	June 30, 2026	December 31, 2025

Share price	$0.55	$0.61
Exercise price	$4.49	$4.49
Expected term (years)	0.79	1.04
Risk-free interest rate	3.9%	3.5%
Expected volatility	100.00%	100.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	June 30, 2026	December 31, 2025
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$18,900	$70,910

The fair value of the warrants was classified as a liability of $70,910 as of December 31, 2025. For the six months ended June 30, 2026, the Company recognized a gain of $52,010 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $18,900 for the investor warrant, collectively, as of June 30, 2026.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of June 30, 2026 and December 31, 2025, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares of no par value, divided into two classes: Class A Ordinary Shares, each carrying one vote per share, and Class B Ordinary Shares, each carrying twenty-five votes per share. As of June 30, 2026, there were 20,532,482 Class A ordinary shares and 6,011,740 Class B ordinary shares issued and outstanding. Accordingly, the total voting power of the Company as of June 30, 2026 was 170,825,982 votes. Trendway Capital Limited, which is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the Company’s board of directors, held 100% of the outstanding Class B ordinary shares, representing 150,293,500 votes, or approximately 88.0% of the total voting power of the Company. As a result, Mr. Wang has the ability to control the outcome of matters submitted to a vote of the Company’s shareholders, including the election of directors and significant corporate transactions, without the consent of the holders of Class A ordinary shares.

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

As of June 30, 2026, there were no Warrants or January 2026 Warrants outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Greenland Technologies Holding Corporation and its subsidiaries	$3,503,455	$(3,225,268)	$8,503,935	$778,515
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	26,544,222	16,099,824	24,162,323	14,875,091
Diluted effect of stock options and warrants	—	—	—	—
Weighted average shares used in diluted computation	26,544,222	16,099,824	24,162,323	14,875,091
Basic and diluted net income (loss) per share	$0.13	$(0.20)	0.35	0.05

For the six months ended June 30, 2026 and 2025, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted loss per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants is “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 18 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Domestic Sales	$29,397,536	$21,330,035	$54,581,723	$42,515,008
International Sales	479,792	389,751	833,950	882,342
Total	$29,877,328	$21,719,786	$55,415,673	$43,397,350

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the six months ended June 30, 2026 was 17.33%. The effective tax rate for the six months ended June 30, 2026 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the six months ended June 30, 2025 was 48.93%. The effective tax rate for the six months ended June 30, 2025 was higher than the PRC tax rate of 25.0% primarily due to the stock-based compensation.

The Company has recorded $0 unrecognized benefit as of June 30, 2026 and December 31, 2025, respectively. On the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2026, the Company has no material non-cancellable lease commitments and capital commitments.

Contingencies

From time to time, the Company is involved in various claims, legal proceedings, and other matters arising in the ordinary course of business. As of June 30, 2026, management was not aware of any pending or threatened litigation, claims, or assessments that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has no material contingent liabilities, including guarantees, letters of credit, or legal disputes that require accrual or disclosure under ASC 450, Contingencies.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manager and one of the directors of Zhejiang Zhongchai/Non-controlling interest of Zhejiang Zhongchai
Raymond Z. Wang	Chief Executive Officer and President
Cenntro Inc.	Under common control of Peter Zuguang Wang
Cenntro Enterprise Limited	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	June 30, 2026	December 31, 2025
Due to related parties:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[1]	$-	$94,442
Cenntro Holding Limited[2]	1,341,627	1,341,627
Peter Zuguang Wang[3]	2,392,961	2,392,961
Xinchang County Jiuxin Investment Management Partnership (LP)[4]	1,621,200	1,429,981
Raymond Z. Wang[5]	16,000	16,000
Total	$5,371,788	$5,275,011

All balances of due to related parties as of June 30, 2026 and December 31, 2025 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of June 30, 2026 and December 31, 2025 consisted of:

1	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

2	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

3	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

4	Total dividend payment of $1.62 million declared by Zhejiang Zhongchai to Xinchang County Jiuxin Investment Management Partnership (LP). As of June 30, 2026, the balance was $1.62 million; and

5	Temporary borrowings from Raymond Z. Wang.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	June 30, 2026	December 31, 2025
Due from related parties-current:
Cenntro Inc.	490,000	840,000
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	245,017
Cenntro Enterprise Limited	21,400	21,400
Total	$511,400	$1,106,417

The balance of due from related parties as of June 30, 2026 and December 31, 2025 consisted of:

Due from Cenntro Inc. was $0.49 million and $0.84 million as of June 30, 2026 and December 31, 2025, respectively. The amount of due from this related party represents a loan with an annual interest rate of 7.5% and matured on April 14, 2026. Pursuant to a supplementary agreement between the parties, the period before April 15, 2025 was an interest-free period for the advanced funds. On April 14, 2026, the Company (through its subsidiary, Zhongchai Holding (Hong Kong) Limited) and Cenntro Inc. entered into an Extension Agreement (the “Extension Agreement”), pursuant to which the maturity date of the loan was extended from April 14, 2026 to October 14, 2026. As of the date of the Extension Agreement, the outstanding principal balance was approximately $0.55 million. During the extension period, interest accrues at 10% per annum (increased from the original 7.5%), payable no later than the extended maturity date.

Due from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was nil and $0.25 million as of June 30, 2026 and December 31, 2025, respectively. The amount of due from this related party represents a loan with annual interest rate of 4.785%.

Due from Cenntro Enterprise limited was $0.02 million and $0.02 million as of June 30, 2026 and December 31, 2025, respectively. The amount of due from this related party represents expenses paid on behalf of the related party.

(b) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the six months ended June 30, 2026 and 2025 are listed below:

	For the six months ended June 30,
	2026	2025
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	$1,457,216	188,222

NOTE 22 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is August 14, 2026. All subsequent events requiring recognition as of June 30, 2026 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

Through its subsidiaries in the PRC, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue increased from approximately $43.40 million for the six months ended June 30, 2025 to $55.42 million for the six months ended June 30, 2026. The increase in revenue was primarily the result of an increase of approximately $12.10 million in the Company’s sales volume of transmission products for the six months ended June 30, 2026. Based on its revenues for the six months ended June 30, 2026 and 2025, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the six months ended June 30, 2026 and 2025, Greenland sold an aggregate of 99,270 and 81,642 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

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

Results of Operations

For the three months ended June 30, 2026 and 2025

Overview

	For the three months ended June 30
	2026	2025	Change	Variance
Revenues	$29,877,328	$21,719,786	$8,157,542	37.6%
Cost of Goods Sold	20,335,719	15,969,005	4,366,714	27.3%
Gross Profit	9,541,609	5,750,781	3,790,828	65.9%
Selling expenses	1,674,395	1,003,766	670,629	66.8%
General and administrative expenses	837,194	6,626,542	(5,789,348)	(87.4)%
Research and development expenses	1,046,955	443,720	603,235	135.9%
Total Operating Expenses	3,558,544	8,074,028	(4,515,484)	(55.9)%
Income (loss) from operations	5,983,065	(2,323,247)	8,306,312	(357.5)%
Interest income	23,109	170,917	(147,808)	(86.5)%
Interest expenses	(10,453)	-	(10,453)	(100.0)%
Change in fair value of the warrant liability	104,937	81,739	23,198	28.4%
Other income	79,979	159,739	(79,760)	(49.9)%
Income (loss) before income tax	6,180,637	(1,910,852)	8,091,489	(423.4)%
Income tax expense	1,237,631	848,920	388,711	45.8%
Net income (loss)	4,943,006	(2,759,772)	7,702,778	(279.1)%

Components of Results of Operations

	For the three months ended June 30
Component of Results of Operations	2026	2025
Revenues	$29,877,328	$21,719,786
Cost of Goods Sold	20,335,719	15,969,005
Gross Profit	9,541,609	5,750,781
Operating Expenses	3,558,544	8,074,028
Net Income (loss)	4,943,006	(2,759,772)

Revenue

Greenland’s revenue was approximately $29.88 million for the three months ended June 30, 2026, representing an increase of approximately $8.16 million, or 37.6%, as compared to that of approximately $21.72 million for the three months ended June 30, 2025. The increase in revenue was primarily attributable to an increase of approximately $8.12 million in the Company’s sales volume of transmission products for the three months ended June 30, 2026, which was primarily driven by a favorable shift in product mix toward higher-value hydraulic transmission products and increased demand from the Company’s customer base in the material handling sector. . For the three months ended June 30, 2026, the Company sold an aggregate of 53,243 sets of transmission products, compared to 42,908 sets sold in the three months ended June 30, 2025, representing an increase of approximately 10,335 units, or approximately 24.1%.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write-down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $20.34 million for the three months ended June 30, 2026, representing an increase of approximately $4.37 million, or 27.3%, as compared to that of approximately $15.97 million for the three months ended June 30, 2025. The increase in cost of goods sold was primarily attributable to the increase in the Company’s sales volume.

Gross Profit

Greenland’s gross profit was approximately $9.54 million for the three months ended June 30, 2026, representing an increase of approximately $3.79 million, or 65.9%, as compared to that of approximately $5.75 million for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, Greenland’s gross margins were approximately 31.9% and 26.5%, respectively. The increase in gross profit for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to the increase in the Company’s sales volume and a shift in the Company’s product mix toward higher-value and more sophisticated products, such as hydraulic transmission products.

Selling Expenses

Selling expenses consist primarily of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Greenland’s selling expenses were approximately $1.67 million for the three months ended June 30, 2026, representing an increase of approximately $0.67 million, or 66.8%, as compared to approximately $1.00 million for the three months ended June 30, 2025. The increase in selling expenses was primarily attributable to an increase in after-sales service fees for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses consist of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $0.84 million for the three months ended June 30, 2026, representing a decrease of approximately $5.79 million, or 87.4%, as compared to that of approximately $6.63 million for the three months ended June 30, 2025. The decrease in general and administrative expenses was primarily attributable to the decrease in stock-based compensation expense, offset by the increase in provision for inventory for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. On May 1, 2025, the Company issued a total of 3,799,696 ordinary shares to employees as compensation and recorded stock-based compensation of approximately $6.95 million.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.05 million for the three months ended June 30, 2026, representing an increase of approximately $0.60 million, or 135.9%, as compared to that of approximately $0.44 million for the three months ended June 30, 2025. The increase was primarily attributable to a significant increase in the Company’s R&D activities during the three months ended June 30, 2026.

Income (Loss) from Operations

Income (loss) from operations for the three months ended June 30, 2026 was approximately $5.98 million, representing an increase of approximately $8.31 million, as compared to that of approximately $(2.32) million for the three months ended June 30, 2025.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.02 million for the three months ended June 30, 2026, representing a decrease of approximately $0.15 million, or 86.5%, as compared to that of approximately $0.17 million for the three months ended June 30, 2025. The decrease in interest income was primarily attributable to a reduction in cash deposited with banking institutions during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Greenland’s interest expenses were approximately $0.01 million for the three months ended June 30, 2026, representing an increase of approximately $0.01 million, or 100.0%, as compared to nil for the three months ended June 30, 2025. The increase was primarily attributable to an increase in interest expense on the discounted note for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Other Income

Greenland’s other income was approximately $0.08 million for the three months ended June 30, 2026, representing a decrease of approximately $0.08 million, or 49.9%, as compared to approximately $0.16 million for the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in VAT deduction income for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Income Taxes

Greenland’s income tax was approximately $1.24 million for the three months ended June 30, 2026, as compared to that of approximately $0.85 million for the three months ended June 30, 2025.

Zhejiang Zhongchai obtained “high-tech enterprise” status near the end of the fiscal year of 2022. Such designation entitles Zhejiang Zhongchai to a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income taxes for the three and six months ended June 30, 2026 and 2025 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by the relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” status will be reevaluated near the end of 2028.

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

On January 14, 2020, Greenland established HEVI, its wholly owned subsidiary in the State of Delaware. HEVI promotes sales of sustainable alternative products for the heavy industrial equipment industry, including electric industrial vehicles, in the North American market. On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, and accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. Since HEVI was established in 2020, the one-time transition tax did not have any impact on the Company’s tax provision and there were no undistributed accumulated earnings and profits as of June 30, 2026.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there was no undistributed accumulated earnings and profits as of June 30, 2026.

Net Income (Loss)

Our net income was approximately $4.94 million for the three months ended June 30, 2026, representing an increase of approximately $7.70 million, as compared to a net loss of approximately $2.76 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025

Overview

	For the six months ended June 30
	2026	2025	Change	Variance
Revenues	$55,415,673	$43,397,350	$12,018,323	27.7%
Cost of Goods Sold	37,114,802	30,985,619	6,129,183	19.8%
Gross Profit	18,300,871	12,411,731	5,889,140	47.4%
Selling expenses	2,093,409	1,335,575	757,834	56.7%
General and administrative expenses	2,679,622	8,065,530	(5,385,908)	(66.8)%
Research and development expenses	1,825,174	525,177	1,299,997	247.5%
Total Operating Expenses	6,598,205	9,926,282	(3,328,077)	(33.5)%
Income from operations	11,702,666	2,485,449	9,217,217	370.8%
Interest income	396,433	311,957	84,476	27.1%
Interest expenses	(43,833)	-	(43,833)	(100.0)%
Change in fair value of the warrant liability	52,010	291,033	(239,023)	(82.1)%
Other income	825,687	441,820	383,867	86.9%
Income before income tax	12,932,963	3,530,259	9,402,704	266.3%
Income tax expense	2,241,526	1,727,195	514,331	29.8%
Net income	10,691,437	1,803,064	8,888,373	493.0%

Components of Results of Operations

	For the six months ended June 30
Component of Results of Operations	2026	2025
Revenues	$55,415,673	$43,397,350
Cost of Goods Sold	37,114,802	30,985,619
Gross Profit	18,300,871	12,411,731
Operating Expenses	6,598,205	9,926,282
Net Income	10,691,437	1,803,064

Revenue

Greenland’s revenue was approximately $55.42 million for the six months ended June 30, 2026, representing an increase of approximately $12.02 million, or 27.7%, as compared to approximately $43.40 million for the six months ended June 30, 2025. The increase in revenue was primarily attributable to an increase of approximately $12.10 million in the Company’s sales of transmission products for the six months ended June 30, 2026. The increase of approximately $12.10 million in transmission product sales was primarily driven by higher sales volume and a favorable shift in product mix toward higher-value hydraulic transmission products, both supported by sustained demand from the Company’s existing customer base in the material handling sector. Revenue from new customers during the six-month period was approximately $4.90 million. For the six months ended June 30, 2026, the Company sold an aggregate of 99,270 sets of transmission products, compared to 81,642 sets sold in the six months ended June 30, 2025, representing an increase of approximately 17,628 units, or 21.6%. The sales volume growth was driven by sustained demand from the Company’s customer base in the material handling sector.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation, and related costs, which are directly attributable to the Company’s manufacturing activities. The write-down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $37.11 million for the six months ended June 30, 2026, representing an increase of approximately $6.13 million, or 19.8%, as compared to approximately $30.99 million for the six months ended June 30, 2025. The increase in cost of goods sold was primarily attributable to the increase in the Company’s sales volume.

Gross Profit

Greenland’s gross profit was approximately $18.30 million for the six months ended June 30, 2026, representing an increase of approximately $5.89 million, or 47.4%, as compared to approximately $12.41 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, Greenland’s gross margins were approximately 33.0% and 28.6%, respectively. The increase in gross profit for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to the increase in sales volume and a shift in Greenland’s product mix toward higher-value and more sophisticated products, such as hydraulic transmission products.

Selling Expenses

Selling expenses consist primarily of operating expenses such as sales staff payroll, travel expenses, and transportation expenses. Our selling expenses were approximately $2.09 million for the six months ended June 30, 2026, representing an increase of approximately $0.76 million, or 56.7%, as compared to approximately $1.34 million for the six months ended June 30, 2025. The increase in selling expenses was primarily attributable to an increase in after-sales service fees and an increase in shipping expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses consist of management and staff salaries, employee benefits, depreciation for office facilities and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $2.68 million for the six months ended June 30, 2026, representing a decrease of approximately $5.39 million, or 66.8%, as compared to approximately $8.07 million for the six months ended June 30, 2025. The decrease in general and administrative expenses was primarily attributable to a decrease in stock-based compensation expense, partially offset by an increase in provision for inventory and an increase in consultancy fees for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. On May 1, 2025, the Company issued a total of 3,799,696 ordinary shares to employees as compensation and recorded stock-based compensation of approximately $6.95 million.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $1.83 million for the six months ended June 30, 2026, representing an increase of approximately $1.30 million, or 247.5%, as compared to that of approximately $0.53 million for the six months ended June 30, 2025. Such increase was primarily attributable to a significant increase in the Company’s R&D activities during the six months ended June 30, 2026.

Income from Operations

Income from operations for the six months ended June 30, 2026 was approximately $11.70 million, representing an increase of approximately $9.22 million, as compared to that of approximately $2.49 million for the six months ended June 30, 2025.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.40 million for the six months ended June 30, 2026, representing an increase of approximately $0.08 million, or 27.1%, as compared to approximately $0.31 million for the six months ended June 30, 2025. The increase in interest income was primarily attributable to a higher average cash balance maintained in bank deposits during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Greenland’s interest expenses were approximately $0.04 million for the six months ended June 30, 2026, representing an increase of approximately $0.04 million, or 100.0%, as compared to no interest expenses for the six months ended June 30, 2025. The increase was primarily attributable to interest expense incurred on discounted notes during the six months ended June 30, 2026.

Other Income

Greenland’s other income was approximately $0.83 million for the six months ended June 30, 2026, representing an increase of approximately $0.38 million, or 86.9%, as compared to approximately $0.44 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in government grant income recognized during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Income Taxes

Greenland’s income tax expense was approximately $2.24 million for the six months ended June 30, 2026, as compared to that of approximately $1.73 million for the six months ended June 30, 2025.

Net Income

Greenland’s net income was approximately $10.69 million for the six months ended June 30, 2026, representing an increase of approximately $8.89 million, as compared to that of approximately $1.80 million for the six months ended June 30, 2025.

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

For the six months ended June 30, 2026, our PRC subsidiary, Zhejiang Zhongchai, paid approximately $1.46 million in dividends, extended approximately $11.41 million in loans to third parties, and maintained approximately $40.01 million in cash on hand. We plan to maintain the current debt structure and rely on government-supported loans at lower cost, if necessary.

Government subsidies primarily consist of incentives granted by the Chinese government to encourage the transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions have been met. Total government subsidies recorded under long-term liabilities were $0.88 million and $1.08 million as of June 30, 2026 and December 31, 2025, respectively.

The Company currently plans to fund its operations primarily through cash flow from operations, renewal of bank borrowings, additional equity financing, and, if necessary, continued financial support from its shareholders and affiliates controlled by its principal shareholders. The Company may implement a stricter policy on sales to less creditworthy customers and plans to continue to improve its collection efforts on accounts with outstanding balances. The Company is actively working with its customers and suppliers and expects to fully collect the remaining balances.

The Company believes that it has sufficient cash to fund its operations, notwithstanding uncertainty in the Company’s manufacturing and sale of electric industrial heavy equipment in the future and potential fluctuations in demand for the Company’s transmission products. The Company believes its existing funding sources will be sufficient to fund its operations for the next twelve months. The Company remains confident and expects to continue to generate positive cash flow from its operations.

The Company may need additional cash resources in the future if it experiences a failure to collect accounts receivable, changes in business conditions, changes in financial conditions, or other developments. The Company may also need additional cash resources if it wishes to pursue opportunities for investment, acquisition, strategic cooperation, or other similar actions. If the Company’s management and its board of directors determine that the cash required for specific corporate activities exceeds Greenland’s cash and cash equivalents on hand, the Company may issue debt or equity securities to raise additional capital.

Historically, the Company has expended considerable resources on building a new factory and repaying a considerable amount of debt, resulting in reduced available cash. However, the Company anticipates that its cash flow will continue to improve for the remainder of fiscal year 2026. More specifically, Zhejiang Zhongchai can pledge the deed of its factory as collateral to banks in order to obtain loans, refinance expiring loans, restructure short-term loans, and fund other working capital needs upon terms acceptable to Greenland.

Cash and Cash Equivalents

Cash equivalents refer to all highly liquid investments purchased with an original maturity of three months or less. As of June 30, 2026, Greenland had approximately $8.98 million of cash and cash equivalents, representing an increase of approximately $1.21 million, or 15.5%, as compared to approximately $7.78 million as of December 31, 2025. The increase in cash and cash equivalents was primarily attributable to a decrease in short-term investments, as compared to that as of December 31, 2025.

Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of June 30, 2026, Greenland had no restricted cash, representing a decrease of approximately $0.07 million, or 100.0%, as compared to approximately $0.07 million as of December 31, 2025. The decrease in restricted cash was primarily attributable to a decrease in notes payable collateralized by cash.

Accounts Receivable

As of June 30, 2026, Greenland had approximately $30.47 million of accounts receivable, an increase of approximately $13.22 million, or 76.59%, as compared to approximately $17.26 million as of December 31, 2025. The increase in accounts receivable was primarily attributable to the increase in the Company’s sales volume and a moderation in the Company’s receivables collection efforts.

Greenland recorded approximately $0.06 million and $0.02 million of allowance for expected credit losses as of June 30, 2026 and December 31, 2025, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivable is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Notes Receivable

As of June 30, 2026, Greenland had approximately $22.15 million of notes receivable, which Greenland expects to collect within the next twelve months. The increase was approximately $7.44 million, or 50.62%, as compared to approximately $14.70 million as of December 31, 2025.

Working Capital

Greenland’s working capital was approximately $62.06 million as of June 30, 2026, as compared to $46.97 million as of December 31, 2025. The increase in working capital of $15.61 million was primarily attributable to an increase in accounts receivable and notes receivable.

Cash Flow

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by(used in) operating activities	$91,349	$(459,997)
Net cash used in investing activities	$(10,637,655)	$(566,627)
Net cash provided by(used in) financing activities	$11,662,892	$(2,856,589)
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,116,586	$(3,883,213)
Effect of exchange rate changes on cash and cash equivalents	$17,148	$343,485
Cash and cash equivalents and restricted cash at beginning of period	$7,846,870	$8,611,795
Cash and cash equivalents and restricted cash at end of period	$8,980,604	$5,072,067

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was approximately $0.09 million, resulting primarily from net income of approximately $10.69 million, adjusted for non-cash items of depreciation and amortization expenses of approximately $1.05 million, a change in fair value of warrant liability of approximately $(0.05) million, a change in accrued expenses of approximately $(0.68) million, and changes in operating assets and liabilities including: (i) an increase of approximately $12.59 million in accounts receivable due to the increase in our sales volume, (ii) an increase of approximately $6.91 million in notes receivable as customers increasingly utilized bank acceptance notes as a payment method in line with industry practice, and (iii) an increase of approximately $8.55 million in accounts payable due to an extended payment cycle and increased procurement to support higher sales volume.

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $0.46 million, resulting primarily from net income of approximately $1.80 million, adjusted for non-cash items of depreciation and amortization expenses of approximately $1.04 million and stock-based compensation expense of approximately $6.95 million, and changes in operating assets and liabilities including: (i) an increase of approximately $6.04 million in accounts payable because we extended the payment cycle, (ii) an increase of approximately $5.98 million in accounts receivable primarily due to a slowdown in our receivables collection efforts, (iii) a decrease of approximately $5.98 million in other current and non-current assets primarily reflecting the reclassification of cash into fixed deposits, and (iv) a decrease of approximately $5.21 million in due to related parties because we repaid the related party payable of $5.21 million during the period.

Investing Activities

Net cash used in investing activities resulted in a cash outflow of approximately $10.64 million for the six months ended June 30, 2026. Cash used in investing activities for the six months ended June 30, 2026 was mainly due to approximately $1.35 million used for purchases of long-term assets and approximately $11.41 million loaned to third parties, partially offset by approximately $2.12 million in repayments of loans lent to third parties.

Net cash used in investing activities resulted in a cash outflow of approximately $0.57 million for the six months ended June 30, 2025, which was mainly attributable to approximately $0.15 million used for purchases of long-term assets and approximately $0.69 million loaned to third parties.

Financing Activities

Net cash provided by financing activities resulted in a cash inflow of approximately $11.66 million for the six months ended June 30, 2026, which was primarily attributable to approximately $7.03 million in net change in notes payable and approximately $5.58 million in proceeds from equity and debt financing, partially offset by approximately $1.46 million in dividends paid.

Net cash used in financing activities resulted in a cash outflow of approximately $2.86 million for the six months ended June 30, 2025, which was primarily attributable to approximately $1.00 million in repayment of loans from related parties and approximately $1.67 million in repayment of notes payable.

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of June 30, 2026, cash and cash equivalents of $35,111,541 were deposited in financial institutions in the PRC, and each bank account is insured by the PRC government up to a maximum limit of RMB500,000 (equivalent to $69,800). To limit exposure to credit risk relating to deposits, the Company primarily places cash and cash equivalents with large financial institutions in China, which management believes are of high credit quality, and the Company also continually monitors their creditworthiness.

A significant portion of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other factors.

Currency Exchange Risk

The Company cannot guarantee that the current exchange rate will remain steady. Accordingly, there is a possibility that the Company could post the same amount of profit for two comparable periods and yet, due to fluctuating exchange rates, record higher or lower profit depending on the exchange rate of RMB converted to U.S. dollars on the relevant dates. The exchange rate could fluctuate depending on changes in the political and economic environment without notice.

Concentration Risks

Accounts receivable are typically unsecured and derived from revenue generated by goods sold to customers located primarily in China, thereby exposing the Company to credit risk. Such risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of June 30, 2026, one customer accounted for 14.64% of total accounts receivable. As of December 31, 2025, three customers accounted for 11.24%, 10.24%, and 10.12% of total accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s total accounts receivable as of June 30, 2026 or December 31, 2025.

For the six months ended June 30, 2026, one customer accounted for 13.97% of total revenue. For the six months ended June 30, 2025, one customer accounted for 16.33% of total revenue. No other customer accounted for more than 10% of the Company’s total revenue for the six months ended June 30, 2026 or 2025.

There were no suppliers representing more than 10% of the Company’s total purchases for the six months ended June 30, 2026 or 2025.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying accounting principles, it is often necessary to use estimates. These estimates consider the facts, circumstances, and information available, and may be based on subjective inputs, assumptions, and information known and unknown to us. Material changes in certain of the estimates that we use could potentially affect, by a material amount, our consolidated financial position and results of operations. Although results may vary, we believe our estimates are reasonable and appropriate. See Note 2 to our consolidated financial statements included in “Part I, Item 1 — Financial Statements” for a summary of our significant accounting policies. The following describes certain of our significant accounting policies that involve more subjective and complex judgments where the effect on our consolidated financial position and operating performance could be material.

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers,” the Company recognizes revenues when goods or services are transferred to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In determining when and how revenues are recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of a contract with a customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenues when (or as) the Company satisfies each performance obligation. The Company derives revenues from the processing, distribution, and sale of its products. The Company recognizes its revenues net of value-added tax (“VAT”). The Company is subject to VAT, which is 13% since April 1, 2019. Output VAT is borne by customers in addition to the invoiced value of sales, and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Revenues are recognized at a point in time once the Company has determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of the customer’s acceptance or consumption, at the net sales price (transaction price), and each of the criteria under ASC 606 has been met. Contract terms may require the Company to deliver the finished goods to the customers’ location, or the customer may pick up the finished goods at the Company’s factory. International sales are recognized when shipment clears customs and leaves the port.

The Company adopted ASC 606 on January 1, 2018, using the transition method of Modified-Retrospective Method. The adoption of ASC 606 had no impact on the Company’s beginning balance of retained earnings.

The Company’s contracts are all short-term in nature with a contract term of one year or less. Receivables are recorded when the Company has an unconditional right to consideration.

Business Combination

On October 24, 2019, we consummated our Business Combination with Zhongchai Holding following a special meeting of the shareholders, where the shareholders of Greenland considered and approved, among other matters, a proposal to adopt and approve the Share Exchange Agreement, dated as of July 12, 2019, among (i) Greenland, (ii) Zhongchai Holding, (iii) the Sponsor in the capacity as the Purchaser Representative, and (iv) Cenntro Holding Limited, the sole member of Zhongchai Holding.

Pursuant to the Share Exchange Agreement, Greenland acquired from Cenntro Holding Limited all of the issued and outstanding equity interests of Zhongchai Holding in exchange for 7,500,000 newly issued ordinary shares of Greenland, no par value, issued to Cenntro Holding Limited. As a result, Cenntro Holding Limited became the then-controlling shareholder of Greenland, and Zhongchai Holding became a directly and wholly owned subsidiary of Greenland. The Business Combination was accounted for as a reverse merger effected by a share exchange, wherein Zhongchai Holding was considered the acquirer for accounting and financial reporting purposes.

Pursuant to that certain finder agreement with Hanyi Zhou dated May 29, 2019, 50,000 ordinary shares were issued to Hanyi Zhou as a finder fee for the Business Combination.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures. As of June 30, 2026, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the applicable statute of limitations has expired.

Off-Balance Sheet Arrangements

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of June 30, 2026:

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

Risks Related to Our Business and Industry

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to our Business and Industry” on pages 18 through 25.

●	Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital;

●	We grant relatively long payment terms for accounts receivable which can adversely affect our cash flow;

●	Our subsidiaries face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill;

●	Our subsidiaries face intense competition, and if we are unable to compete effectively, we may not be able to maintain profitability;

●	Our revenues are highly dependent on a limited number of customers and the loss of any one of our subsidiaries’ major customers could materially and adversely affect our growth and revenues;

●	As our subsidiaries expand their operations, they may need to establish a more diverse supplier network for raw materials. The failure to secure a more diverse supplier network could have an adverse effect on our financial condition;

●	To remain competitive, our subsidiaries are introducing new lines of business, including the production and sale of electric industrial heavy equipment. If these efforts are not successful, our results of operations may be materially and adversely affected;

●	New lines of business, including the production and sale of electric industrial heavy equipment, may subject us and our subsidiaries to additional risks;

●	Tariffs and other trade barriers imposed on Chinese goods, including components manufactured in the PRC and assembled in the United States by HEVI, could materially and adversely affect our business, financial condition, and results of operations;

●	Volatile steel prices can cause significant fluctuations in our operating results. Our revenues and operating income could decrease if steel prices increase or if our subsidiaries are unable to pass price increases on to their customers;

●	We are subject to various risks and uncertainties that may affect our subsidiaries’ ability to procure raw materials; and

●	Geopolitical conflicts involving Iran, military actions in the Middle East, and the war in Ukraine may adversely affect economic conditions in the U.S., China and globally, and cause significant volatility in the trading price of our Class A ordinary shares.

Risks Related to Doing Business in China

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Doing Business in China” on pages 26 through 35.

●	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

●	Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer our securities, result in a material adverse change to our business operations, and damage our reputation, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our Class A ordinary shares may significantly decrease” and “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could adversely affect us and our PRC subsidiaries”;

●	The Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Related to Doing Business in China—The PRC government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government significantly regulates the business operations of our PRC subsidiaries in the future and our PRC subsidiaries are not able to substantially comply with such regulations, our business operations may be materially adversely affected and the value of our Class A ordinary shares may significantly decrease”;

●	Our future offerings will need to be filed with the CSRC, along with compliance with any other applicable PRC rules, policies and regulations, in connection with any future offering of our securities. Any failure to filing, or delay in filing, or failure to complying with any other applicable PRC requirements for an offering, may subject us to sanctions imposed by the relevant PRC regulatory authority. In addition, if applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future and we fail to obtain such approvals, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our Class A ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. See “Risk Factors—Risks Related to Doing Business in China—We are required under PRC laws to submit filings to CSRC for our future offerings. However, we believe that we are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing on Nasdaq. In the event that any such approval is required or that there are other requirements we are obligated to comply with, we cannot predict whether or how soon we will be able to obtain such approvals and/or comply with such requirements.” and “Risk Factors—Risks Related to Doing Business in China—We may be liable for improper use or appropriation of personal information provided by our customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq”;

●	Our subsidiaries may be liable for improper use or appropriation of personal information provided by their customers and any failure to comply with PRC laws and regulations over data security could result in materially adverse impact on our business, results of operations, and our continued listing on Nasdaq;

●	You may have difficulty enforcing judgments against us;

●	Under the PRC Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders;

●	PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from our future financing activities to make loans or additional capital contributions to our PRC subsidiaries;

●	We may rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business;

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment;

●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China; and

●	Our securities may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditor in the future. Any future delisting and cessation of trading of our securities, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections of our auditor in the future would deprive our investors of the benefits of such inspections. See “Risk Factors—Risks Related to Doing Business in China—Our Class A ordinary shares may be delisted and prohibited from being traded under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting and the cessation of trading of our Class A ordinary shares, or the threat of their being delisted and prohibited from being traded, may materially and adversely affect the value of your investment. Additionally, any inability of the PCAOB to conduct inspections deprives our investors with the benefits of such inspections.”

Risks Related to Our Class A Ordinary Shares

For more detailed discussions of the following risks, see “Risk Factors—Risks Related to Our Class A Ordinary Shares” on pages 36 through 40.

●	Nasdaq has recently adopted new listing rules that could result in the accelerated delisting of our Class A ordinary shares.

●	Our dual-class share structure with different voting rights will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A ordinary shares may view as beneficial;

●	The dual-class structure of our ordinary shares may adversely affect the trading market for the Class A ordinary shares;

●	Future sales of our Class A ordinary shares, whether by us or our shareholders, could cause the price of our Class A ordinary shares to decline;

●	Because we do not expect to pay dividends in the foreseeable future, you must rely on the price appreciation of our Class A ordinary shares for return on your investment; and

●	Techniques employed by short sellers may drive down the market price of our Class A ordinary shares.

Risks Related to Our Business and Industry

Our subsidiaries’ business operations are cash intensive, and our subsidiaries’ business could be adversely affected if we fail to maintain sufficient levels of liquidity and working capital.

As of June 30, 2026, we had approximately $8.98 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the six months ended June 30, 2026 and 2025, our subsidiaries’ five largest customers contributed 37.95% and 39.57% of our revenues, respectively. For the six months ended June 30, 2026 and 2025, Greenland’s single largest customer, Hangcha Group, accounted for 13.97% and 16.33%, respectively, of Greenland’s total revenue. Other than Hangcha Group, no other single customer individually contributed to more than 10% of our total revenue for the six months ended June 30, 2026 and 2025.

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

Our business is subject to significant risks arising from the trade policies of the United States government with respect to Chinese goods, and the broader relationship between the United States and the PRC. HEVI’s electric industrial heavy equipment products are manufactured using components sourced from and manufactured in the PRC, which are then assembled into finished products in the United States. As a result, U.S. tariff policies on Chinese goods have a direct and material impact on HEVI’s cost structure and business operations. In February 2025, President Donald J. Trump declared a national emergency under the International Emergency Economic Powers Act (“IEEPA”) and announced the imposition of a 10% tariff on all imports from China, citing concerns related to trade imbalances and national security. These tariffs were subsequently lifted following the U.S. Supreme Court’s ruling in Learning Resources in February 2026. A temporary 10% global tariff on imports was separately imposed under Section 122 of the Trade Act of 1974. Tariffs imposed under Section 301 of the Trade Act of 1974 and Section 232 of the Trade Expansion Act of 1962 remain unaffected by the Supreme Court’s ruling and continue to apply to Chinese goods. As of July 2026, average U.S. tariff rates on Chinese goods remained to be over 30%, excluding exemptions and Section 232 actions, further increasing the cost burden on U.S. importers of PRC-manufactured components and potentially affecting demand for products sourced from the PRC.

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

Our performance depends upon our subsidiaries’ ability to procure low cost, high-quality raw materials on a timely basis from their suppliers. Our subsidiaries’ suppliers are subject to certain risks, including the availability of raw materials, labor disputes, inclement weather, natural disasters, and general economic and political conditions, which might limit the ability of our subsidiaries’ suppliers to provide low-cost, high-quality merchandise on a timely basis. Furthermore, for these or other reasons, one or more of our subsidiaries’ suppliers might not adhere to our subsidiaries’ quality control standards, and our subsidiaries might not identify the deficiency. Any failure by our subsidiaries’ suppliers to supply quality materials at a reasonable cost on a timely basis could reduce our net sales or profits, damage our reputation and have an adverse effect on our financial condition.

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

To protect our patents, trademarks and other proprietary rights, we rely on and expect to continue to rely on a combination of physical and electronic security measures and trademark, patent and trade secret protection laws. If the measures we have taken to protect our proprietary rights are inadequate to prevent the use or misappropriation by third parties or such rights are diminished due to successful challenges, the value of our brand and other intangible assets may be diminished and our ability to attract and retain customers may be adversely affected.

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

We are required under PRC laws to submit filings to the CSRC for our future offerings. In connection with our previous share issuance, we submitted the requisite filing documents to the CSRC pursuant to the Trial Measures. We believe that we and our PRC subsidiaries are not currently required to obtain the approval and/or comply with other requirements of the CSRC, the CAC, or other PRC governmental authorities under PRC rules, regulations or policies in connection with our continued listing on Nasdaq. In the event that any such approval is required or that there are other requirements we and/or our PRC subsidiaries are obligated to comply with, we cannot predict whether or how soon we and/or our PRC subsidiaries will be able to obtain such approvals and/or comply with such requirements.

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

As of the date of this Quarterly Report, we believe we and our PRC subsidiaries are not required to obtain any permission from PRC authorities (including the CSRC and the CAC) to operate our PRC subsidiaries’ business as presently conducted or continue being listed on Nasdaq. As noted above, we previously submitted filing documents to the CSRC in connection with our prior share issuance pursuant to the Trial Measures; however, such filing was made solely in connection with that securities offering and does not reflect any requirement from PRC authorities to operate our PRC subsidiaries’ business or to maintain our continued listing on Nasdaq. Therefore, as of the date of this Quarterly Report, we and our PRC subsidiaries have not applied for, and are not required to apply for, any permission or approval from any PRC governmental authority in connection with our offshore listing and, as such, no such permission or approval has been granted or denied. However, if we fail to comply with the Trial Measures during any future issuance of securities or listing on other stock exchanges outside of China, we may be subject to sanctions imposed by the PRC regulatory authorities, and our reputation, financial condition, and results of operations may be materially and adversely affected.

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

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017 and was subsequently amended on October 28, 2025, with such amendments taking effect on January 1, 2026. Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

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

Risks Related to Our Class A Ordinary Shares

Nasdaq has recently adopted new listing rules that could result in the accelerated delisting of our Class A ordinary shares.

Nasdaq has recently adopted several new continued listing requirements that could subject our Class A ordinary shares to accelerated suspension and delisting proceedings, with limited or no opportunity to cure noncompliance.

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

Minimum Market Value Requirement. On July 22, 2026, the SEC approved a new Nasdaq listing requirement mandating that each Nasdaq-listed issuer maintain a minimum market value of listed securities of at least $5 million. Under this new rule, if the market value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, remains below $5 million for a period of 30 consecutive trading days, such issuer’s securities would be immediately delisted, with no compliance or cure period. The new rule also precludes an issuer’s ability to seek a stay of delisting during any appeals process. The new rule, as amended by the SEC, permits Nasdaq hearings panels to reverse a delisting determination only in situations where there was an error by Nasdaq staff or where the issuer satisfies all initial listing requirements. Where the hearings panel review relates to a deficiency in continued listing requirements, the hearings panel generally has the discretion to grant a cure period not to exceed 180 days from the date of the staff delisting determination for the issuer to regain compliance, provided the issuer demonstrates compliance with all applicable listing requirements. However, on July 29, 2026, the SEC’s Division of Trading and Markets confirmed that it had received notices of intention to petition the full SEC for review of the approval of the new rule, which automatically stayed the order implementing the rule pending further action by the SEC. Accordingly, the new rule is not currently in effect, and there can be no assurance as to whether, when, or in what form the rule will ultimately become effective. Our Class A ordinary shares could become subject to Nasdaq delisting proceedings based on the new rule if and when it becomes effective and if the market value of our listed securities falls below $5 million. If our Class A ordinary shares are delisted from Nasdaq, we may seek to have our Class A ordinary shares quoted on an over-the-counter marketplace, such as the OTCQX. The OTCQX is not a stock exchange, and if our Class A ordinary shares were to trade on the OTCQX rather than on a securities exchange, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our Class A ordinary shares, which may lead to lower trading prices for our Class A ordinary shares and could materially and adversely affect the liquidity and value of your investment.

Discretionary Delisting Authority. Pursuant to new Nasdaq Rule IM-5101-4, where a security exhibits trading activity that is indicative of potential manipulation and the SEC has implemented a temporary trading suspension of that security pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended, Nasdaq may exercise its discretionary authority under Nasdaq Rule 5101 to delist the security when it determines that doing so is necessary to protect investors. Notably, Nasdaq may exercise this discretionary delisting authority even where the security and the listed company otherwise satisfy all applicable Nasdaq listing standards at the time of such determination.

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

We may in the future be the subject of unfavorable allegations made by short sellers. Any such allegations may be followed by periods of instability in the market price of our Class A ordinary shares and negative publicity. If and when we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could be required to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business operations and shareholder’s equity, and the value of any investment in our Class A ordinary shares could be greatly reduced or rendered worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2026 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month period ended June 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.1(2)	Memorandum and Articles of Association.
3.2(2)	Amended and Restated Articles of Association.
3.3(1)	Second Amended and Restated Articles of Association.
3.4(3)	Amended and Restated Memorandum and Articles of Association, effective on October 24, 2019.
10.1(4)	Extension Agreement, dated April 14, 2026, by and between Zhongchai Holding (Hong Kong) Limited and Cenntro Inc.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 30, 2018.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 16, 2018.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2019.

(4)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on May 13, 2026.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: August 14, 2026	/s/ Raymond Z. Wang
Raymond Z. Wang
Chief Executive Officer and President