Form 10-Q
period 2026-09-30
Greenland Technologies Holding Corp.
filed 2026-11-12
CIK 1735041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of November 12, 2026, there were 20,532,482 Class A ordinary shares, no par value per share, and 6,011,740 Class B ordinary shares, no par value per share, of the registrant issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENLAND TECHNOLOGIES HOLDING CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

PAGE	F-1 - F-2	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

PAGE	F-5 - F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

PAGE	F-7 - F-35	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(Amounts in U.S. dollars, except share and per share data)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$9,571,895	$7,775,330
Restricted cash	745,768	71,540
Short term investment	39,944,487	24,454,701
Notes receivable	20,681,189	14,704,079
Accounts receivable, net	27,034,004	17,256,479
Inventories, net	25,699,036	24,377,036
Due from related parties-current	511,400	1,106,417
Advance to suppliers	174,296	80,757
Fixed deposit-current	4,740,205	2,966,386
Prepayments and other current assets	15,053,866	2,472,387
Total Current Assets	$144,156,146	$95,265,112

Non-current asset
Property, plant and equipment, net	12,490,205	11,889,147
Land use rights, net	3,399,489	3,325,188
Intangible assets	28,778	68,691
Deferred tax assets	465,838	446,613
Fixed deposit-non current	3,073,527	4,421,828
Other non-current assets	473,161	355,762
Total non-current assets	$19,930,998	$20,507,229
TOTAL ASSETS	$164,087,144	$115,772,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (Continued)

(Amounts in U.S. dollars, except share and per share data)

	September 30,	December 31,
	2026	2025

Current Liabilities
Short-term bank loans	$2,983,071	$-
Notes payable-bank acceptance notes	29,075,994	12,759,720
Accounts payable	33,741,327	25,604,917
Taxes payables	999,562	1,622,509
Contract liabilities	135,259	93,698
Due to related parties	3,750,588	5,275,011
Other current liabilities	2,396,135	2,941,871
Total current liabilities	$73,081,936	$48,297,726

Non-current liabilities
Deferred revenue	946,831	1,083,784
Warrant liability	5,096	70,910
Total non-current liabilities	$951,927	$1,154,694
TOTAL LIABILITIES	$74,033,863	$49,452,420

COMMITMENTS AND CONTINGENCIES	-	-
Shareholders’ equity
Ordinary shares, no par value, unlimited shares authorized; nil and 17,394,226 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	-	-
Class A Ordinary Shares, no par value, unlimited shares authorized; 20,532,482 and nil shares issued and outstanding as of September 30, 2026 and December 31, 2025.	-	-
Class B Ordinary Shares, no par value, unlimited shares authorized; 6,011,740 and nil shares issued and outstanding as of September 30, 2026 and December 31, 2025.	-	-
Additional paid-in capital	38,602,913	33,017,917
Statutory reserves	3,842,331	3,842,331
Retained earnings	51,707,954	37,533,648
Accumulated other comprehensive income (loss)	981,595	(1,452,410)
Total shareholders’ equity attributed to Greenland Technologies Holding Corporation and subsidiaries	$95,134,793	$72,941,486
Non-controlling interest	(5,081,512)	(6,621,565)
TOTAL SHAREHOLDERS’ EQUITY	$90,053,281	$66,319,921

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$164,087,144	$115,772,341

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Amounts in U.S. dollars, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues	$24,860,280	$23,401,597	$80,275,953	$66,798,947
Cost of goods sold	16,521,370	15,828,001	53,636,172	46,813,620
Gross profit	8,338,910	7,573,596	26,639,781	19,985,327
Selling expenses	485,858	432,575	2,579,267	1,768,150
General and administrative expenses	704,024	1,514,734	3,383,646	9,580,264
Research and development expenses	841,980	560,668	2,667,154	1,085,845
Total operating expenses	$2,031,862	$2,507,977	$8,630,067	$12,434,259
INCOME FROM OPERATIONS	$6,307,048	$5,065,619	$18,009,714	$7,551,068
Interest income	75,513	429,159	471,946	741,116
Interest expense	(48,540)	-	(92,373)	-
Change in fair value of the warrant liability	13,804	1,525,352	65,814	1,816,385
Other income	753,363	485,857	1,579,050	927,677
INCOME BEFORE INCOME TAX	$7,101,188	$7,505,987	$20,034,151	$11,036,246
INCOME TAX EXPENSE	763,184	920,297	3,004,710	2,647,492
NET INCOME	$6,338,004	$6,585,690	$17,029,441	$8,388,754
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	667,633	853,168	2,855,135	1,877,717
NET INCOME ATTRIBUTABLE TO GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES	$5,670,371	$5,732,522	$14,174,306	$6,511,037
OTHER COMPREHENSIVE INCOME:	821,111	526,419	2,721,861	1,915,421
Unrealized foreign currency translation income attributable to Greenland Technologies Holding Corporation and subsidiaries	733,145	482,376	2,434,005	1,748,134
Unrealized foreign currency translation income attributable to non-controlling interest	87,966	44,043	287,856	167,287
Total comprehensive income attributable to Greenland Technologies Holding Corporation and subsidiaries	6,403,516	6,214,898	16,608,311	8,259,171
Total comprehensive income attributable to noncontrolling interest	755,599	897,211	3,142,991	2,045,004
WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:	26,544,222	17,394,226	24,965,013	15,724,030
Basic and diluted	0.21	0.33	0.57	0.41

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Amounts in U.S. dollars, except share and per share data)

	Ordinary Shares							Accumulated			Total shareholders’ equity attributed to Greenland Technologies Holding
	No Par Value						Additional	Other			Corporation	Non-	Total
	Shares	Amount	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Statutory Reserves	Retained Earnings	and subsidiaries	controlling Interest	Shareholders’ Equity
Balance as of December 31, 2024	13,594,530	$-	-	$-	-	$-	$27,470,361	$(3,707,100)	3,842,331	$32,602,105	$60,207,697	$(6,938,809)	$53,268,888
Net income	-	-	-	-	-	-	-	-	-	4,003,783	4,003,783	559,053	4,562,836
Dividend	-	-	-	-	-	-	-	-	-	-	-	(188,222)	(188,222)
Foreign currency translation adjustment	-	-	-	-	-	-	-	412,136	-	-	412,136	35,960	448,096
Balance as of March 31, 2025	13,594,530	$-	-	$-	-	$-	$27,470,361	$(3,294,964)	3,842,331	$36,605,888	$64,623,616	$(6,532,018)	$58,091,598
Issuance of incentive common stocks award	3,799,696	-	-	-	-	-	6,953,444	-	-	-	6,953,444	-	6,953,444
Net loss	-	-	-	-	-	-	-	-	-	(3,225,268)	(3,225,268)	465,496	(2,759,772)
Foreign currency translation adjustment	-	-	-	-	-	-	-	853,622	-	-	853,622	87,284	940,906
Balance as of June 30, 2025	17,394,226	-	-	-	-	-	34,423,805	(2,441,342)	3,842,331	33,380,620	$69,205,414	(5,979,238)	63,226,176
Net income	-	-	-	-	-	-	-	-	-	5,732,522	5,732,522	853,168	6,585,690
Dividend	-	-	-	-	-	-	-	-	-	-	-	(486,298)	(486,298)
Foreign currency translation adjustment	-	-	-	-	-	-	-	482,376	-	-	482,376	44,043	526,419
Balance as of September 30, 2025	17,394,226	-	-	-	-	-	34,423,805	(1,958,966)	3,842,331	39,113,142	75,420,312	(5,568,325)	69,851,987

Balance as of December 31, 2025	17,394,226	$-	-	$-	-	$-	$33,017,917	$(1,452,410)	3,842,331	$37,533,648	$72,941,486	$(6,621,565)	$66,319,921
Reclassification of existing ordinary shares	(17,394,226)	$-	11,382,486	$-	6,011,740	$-	-	-	-	-	-	-	-
Sale of stock and warrants	-	-	9,149,996		-	-	5,584,996	-	-	-	5,584,996	-	5,584,996
Net income	-	-	-	$-	-	$-	-	-	-	5,000,480	5,000,480	747,951	5,748,431
Foreign currency translation adjustment	-	-	-	-	-	-	-	725,108	-	-	725,108	89,480	814,588
Balance as of March 31, 2026	-	$-	20,532,482	$-	6,011,740	$-	$38,602,913	$(727,302)	3,842,331	$42,534,128	$84,252,070	$(5,784,134)	$78,467,936
Net income	-	-	-	-	-	-	-	-	-	3,503,455	3,503,455	1,439,551	4,943,006
Dividend	-	-	-	-	-	-	-	-	-	-	-	(1,602,938)	(1,602,938)
Foreign currency translation adjustment	-	-	-	-	-	-	-	975,752	-	-	975,752	110,410	1,086,162
Balance as of June 30, 2026	-	$-	20,532,482	$-	6,011,740	$-	38,602,913	$248,450	3,842,331	$46,037,583	$88,731,277	(5,837,111)	$82,894,166
Net income	-	-	-	-	-	-	-	-	-	5,670,371	5,670,371	667,633	6,338,004
Foreign currency translation adjustment	-	-	-	-	-	-		733,145	-	-	733,145	87,966	821,111
Balance as of September 30, 2026	-	$-	20,532,482	$-	6,011,740	$-	38,602,913	$981,595	3,842,331	$51,707,954	$95,134,793	(5,081,512)	$90,053,281

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Amounts in U.S. dollars, except share and per share data)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,029,441	$8,388,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,594,722	1,558,802
Amortization of deferred revenue	(180,473)	(170,494)
Increase in allowance for credit losses	40,980	-
Write-off of inventory provision due to sale of previously impaired inventory	(189,022)	-
Change in fair value of warrant liability	(65,814)	(1,816,385)
Stock based compensation expense	-	6,953,444
Non-cash lease expenses	-	459,323
Accrued interest income derived from loan to related parties	(2,012)	(7,097)
Accrued expense	(679,729)	(2,002,502)
Changes in operating assets and liabilities:
Decrease (Increase) In:
Accounts receivable	(8,923,481)	(5,302,749)
Notes receivable	(5,252,963)	6,752,317
Inventories	(91,395)	60,185
Advance to suppliers	(88,526)	288,242
Other current and noncurrent assets	(16,442,055)	(12,077,748)
Increase (Decrease) In:
Accounts payable	6,914,444	3,940,411
Contract liabilities	37,268	(35,202)
Other current liabilities	38,691	451,110
Income tax payable	(666,370)	818,321
Lease liabilities	-	(459,698)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,926,294)	$7,799,034

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Continued)

(Amounts in U.S. dollars, except share and per share data)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term assets	$(1,572,939)	$(265,467)
Loan payment to third parties	(12,623,129)	(692,511)
Repayment of loans lend to third parties	2,123,304	277,004
NET CASH USED IN INVESTING ACTIVITIES	$(12,072,764)	$(680,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	$2,932,164	$-
Notes payable	15,497,955	(5,483,304)
Proceeds from related parties	597,029	160,000
Repayment of loans from related parties	(94,442)	(6,262,465)
Dividend paid	(3,069,020)	(674,520)
Proceeds from equity and debt financing	5,584,996	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$21,448,682	$(12,260,289)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,449,624	$(5,142,229)
Effect of exchange rate changes on cash	21,169	472,563
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,846,870	8,611,795
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$10,317,663	$3,942,129
Bank balances and cash at end of period	9,571,895	3,942,129
Bank balances and cash included in assets classified as restricted cash at end of period	745,768	-

Supplemental Disclosure of Cash Flow Information
Income taxes paid	3,679,104	2,184,151
Interest paid	59,816	-

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

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. In the nine months ended September 30, 2026 and 2025, Greenland sold an aggregate of 143,341 and 123,856 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI Corp. (“HEVI”) to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. Prior to 2025, HEVI had been manufacturing and selling electric industrial vehicle products. However, substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy. HEVI intends to resume operations once the policy environment stabilizes. HEVI’s electric industrial vehicle products (which are not currently being offered as a result of the suspension of its operations) include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, in April 2023, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery wheeled front-end loader. In September 2026, HEVI received approvals from the New York Vehicle Inspection Program for its electric industrial vehicles, and its H55L and H65L models were added to the eligible equipment list.

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

The Company’s Shareholders

As of September 30, 2026, Trendway Capital Limited owned 100.0% of Greenland’s outstanding Class B ordinary shares. Trendway Capital Limited is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the board of directors of the Company. As a result, Mr. Wang, through Trendway Capital Limited, holds approximately 88.0% of the total voting power of the Company (based on 20,532,482 Class A ordinary shares entitled to one vote per share and 6,011,740 Class B ordinary shares entitled to twenty-five votes per share outstanding as of September 30, 2026).

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

Zhejiang Zhongchai

Zhejiang Zhongchai, a limited liability company registered on November 21, 2005, is the direct operating subsidiary of Zhongchai Holding in the PRC. On April 5, 2007, Usunco Automotive Limited (“Usunco”), a British Virgin Islands limited liability company, invested US$8,000,000 for purchasing approximately 75.4717% equity interest of Zhejiang Zhongchai. On December 16, 2009, Usunco agreed to transfer its 75.4717% interest in Zhejiang Zhongchai to Zhongchai Holding. On April 26, 2010, Xinchang County Keyi Machinery Co., Ltd. transferred 24.5283% equity interest it owned in Zhejiang Zhongchai to Zhongchai Holding in exchange for a consideration of US$2.6 million. On November 1, 2017, Xinchang County Jiuxin Investment Management Partnership (LP) (“Jiuxin”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB31,590,000 in Zhejiang Zhongchai for a 10.53% interest. On December 29, 2021, Xinchang County Jiuhe Investment Management Partnership (LP) (“Jiuhe”), an entity controlled and beneficially owned by Mr. He Mengxing, president of Zhejiang Zhongchai, completed its investment of approximately RMB34,300,000 in Zhejiang Zhongchai for a 20.00% interest. On November 25, 2024, Jiuhe withdrew its investment in Zhejiang Zhongchai. As a result, the equity interests in Zhejiang Zhongchai was redistributed between Zhongchai Holding and Jiuxin. As of September 30, 2026, Zhongchai Holding owned approximately 89.47% of the equity interests, and Jiuxin owned approximately 10.53% of the equity interests, in Zhejiang Zhongchai.

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

Details of the Company’s subsidiaries, which are included in these unaudited consolidated financial statements as of September 30, 2026, are as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Ownership Percentage	Principal Activities
Zhongchai Holding (Hong Kong) Limited	Hong Kong April 23, 2009	HKD	10,000	100%	Holding
Zhejiang Zhongchai Machinery Co., Ltd.	PRC November 21, 2005	RMB	20,000,000	89.47%	Manufacture, sale of various transmission boxes
Hangzhou Greenland Energy Technologies Co., Ltd.	PRC August 9, 2019	RMB	8,669,482	100%	Trading
HEVI Corp.	Delaware January 14, 2020	USD	6,363,557	100%	Business operations related to and distribution of electric industrial vehicles for North American market have been suspended since 2025
Hengyu Capital, Ltd	Hong Kong August 16, 2022	HKD	10,000	62.5%	Investment management and consulting services
Greenland Holding Enterprises Inc.	Delaware August 28, 2023	USD	1	100%	Holding

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the unaudited consolidated financial statements or otherwise disclosed in this report were as follows

	As of
	September 30, 2026	December 31, 2025
Period end RMB: US$ exchange rate	6.7045	6.9931

	For the nine months ended September 30,
	2026	2025
Period average RMB: US$ exchange rate	6.8209	7.2201

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

The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$9,571,895	$7,775,330
Restricted cash	745,768	71,540
Cash, cash equivalents and restricted cash	$10,317,663	$7,846,870

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

The Company considers the carrying amounts of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, amounts due from/to a related party, other receivables, fixed deposits, accounts payable, other payables, and warrant liability, to approximate the fair values of the respective assets and liabilities as of September 30, 2026 and December 31, 2025, owing to their short-term nature or present value characteristics. For note payable-bank acceptance notes, fair value approximates their carrying value at year-end, as fair value is estimated using discounted cash flows in which the interest rates used to discount the host contracts approximate market rates. For the nine months ended September 30, 2026 and 2025, there were no transfers between different levels of inputs used to measure fair value.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the fair value measurements of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026:

(amount in absolute value)	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Short term investment	$-	39,944,487	-	$39,944,487
Warrants liability	-	5,096	-	5,096

Total	$-	39,949,583	-	$39,949,583

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

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advance to Suppliers

Advance to suppliers represents interest-free cash paid in advance to suppliers for purchases of parts and/or raw materials. The balance of advance to suppliers was $0.17 million and $0.08 million as of September 30, 2026 and December 31, 2025, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the combined statements of income and comprehensive income (loss). Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances indicate a change in estimates of useful lives. No such events were identified for the nine months ended September 30, 2026 and 2025.

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

In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. There was no impairment loss recognized for the nine months ended September 30, 2026 and 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Operating leases

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

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liabilities adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of September 30, 2026 and December 31, 2025.

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

The following table summarizes the movement in contract liabilities during the nine months ended September 30, 2026:

	Contract Liabilities	Deferred Revenue	Total Contract Liabilities
Beginning balance	$93,698	1,083,784	$1,177,482
Additions	638,209	-	638,209
Recognized as revenue during the period	(600,942)	(180,473)	(781,415)
Effect of foreign exchange change	4,294	43,520	47,814
Ending balance	$135,259	946,831	$1,082,090

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract liabilities increased during the nine months ended September 30, 2026, primarily due to an increase in advance payments received from customers for orders not yet delivered. The remaining balance of $135,259 as of September 30, 2026 represents deposits received for orders not yet delivered and is expected to be recognized as revenue within the next twelve (12) months. The decrease in deferred revenue is primarily attributable to the recognition of grant income upon satisfaction of the associated qualifying conditions during the period.

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

Contracts do not offer any price protection but allow for the return of certain goods if there is a quality problem, which is standard warranty. The Company’s product returns and recorded reserve for sales returns were minimal for the nine months ended September 30, 2026 and 2025. The total sales return amount accounted for around 0.03% and 0.11% of the total revenue for the nine months ended September 30, 2026 and 2025. The total amount of warranty expenditures accounted for around 0.10% and 0.21% of the total revenue for the nine months ended September 30, 2026 and 2025, respectively.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth disaggregation of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
Major Products	2026	2025	2026	2025
Transmission boxes for Forklift	$24,370,464	$22,732,648	$78,426,085	$64,684,975
Transmission boxes for Non-Forklift (Electric Vehicles, etc.)	489,816	668,949	1,849,868	2,113,972
Total	$24,860,280	$23,401,597	$80,275,953	$66,798,947

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and other costs attributable to the production of products. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of goods sold.

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

Research and Development

Research and development costs are expensed as incurred and totaled approximately $2.67 million and $1.09 million for the nine months ended September 30, 2026 and 2025, respectively. Research and development costs are incurred on a project specific basis.

Government Subsidies

Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all attaching conditions will be complied with. When the subsidy relates to an expense item, it is recognized as income over the periods necessary to match the subsidy on a systematic basis to the costs that it is intended to compensate. Where the subsidy relates to an asset, it is recognized as other long-term liabilities and is released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset. Total government subsidies recorded in the other long-term liabilities were $0.95 million and $1.08 million as of September 30, 2026 and December 31, 2025, respectively.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2026 and December 31, 2025, the Company did not have a liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the statute of limitations has passed.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of foreign currency translation. The Company presents comprehensive income in accordance with ASC Topic 220, “Comprehensive Income”.

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

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s operations are managed as a single business. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM has been identified as the chief executive officer (the “CEO”), who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment.

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2026 and December 31, 2025. Normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2026 and December 31, 2025.

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

Uncertainty and Risks

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk include cash and cash equivalents, restricted cash, short-term investments and fixed deposits. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of September 30, 2026, the aggregate balance of cash and cash equivalents, restricted cash, short-term investments and fixed deposits held by PRC entities in financial institutions in the PRC was $51,712,741. Each bank account is insured by the PRC government with the maximum limit of RMB500,000 (equivalent $74,577). To limit exposure to credit risk relating to these holdings, the Company primarily places them with large financial institutions in China which management believes are of high credit quality and the Company also continually monitors their credit worthiness.

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

Concentration risks

Accounts receivable are typically unsecured and derived from goods sold to customers that are located primarily in China, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of September 30, 2026, one customer accounted for 13.93% of the Company’s total accounts receivable. As of December 31, 2025, three customers accounted for 11.24%, 10.24% and 10.12% of the Company’s total accounts receivable, respectively. No other customers accounted for more than 10% of the Company’s total accounts receivable as of September 30, 2026 and December 31, 2025.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the nine months ended September 30, 2026, one customer accounted for 13.32% of the Company’s total revenue. For the nine months ended September 30, 2025, one customer accounted for 15.31% of total revenue. No other customers accounted for more than 10% of the Company’s total revenue for the nine months ended September 30, 2026 and 2025.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2026 and 2025.

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

NOTE 3 – SHORT TERM INVESTMENT

As of September 30, 2026 and December 31, 2025, the Company’s short-term investment amounted to $39,944,487 and $24,454,701, respectively. During the nine months ended September 30, 2026, the Company purchased wealth management products comprising held to maturity debt securities in a total amount of $39,944,487 (RMB267,807,816).

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONCENTRATION ON REVENUES AND COST OF GOODS SOLD

Concentration of major customers and suppliers:

	For the nine months ended September 30,
	2026		2025
Major customers representing more than 10% of the Company’s revenues
Company A	$10,694,876	13.32%	$10,229,593	15.31%
Total Revenues	$10,694,876	13.32%	$10,229,593	15.31%

	As of
	September 30, 2026		December 31, 2025
Major customers of the Company’s accounts receivable, net
Company A	3,766,603	13.93%	1,745,719	10.12%
Company B	2,160,384	7.99%	1,939,540	11.24%
Company C	2,088,549	7.73%	1,380,095	8.00%
Company D	1,748,981	6.47%	1,766,799	10.24%
Company E	1,235,369	4.57%	717,674	4.16%
Company F	1,187,334	4.39%	681,865	3.95%
Company G	842,737	3.12%	279,428	1.62%
Total	$13,029,957	48.20%	$8,511,120	49.33%

Accounts receivable from the Company’s major customers accounted for 48.20% and 49.33% of total accounts receivable balances as of September 30, 2026 and December 31, 2025, respectively.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable is net of allowance for expected credit losses.

	As of
	September 30, 2026	December 31, 2025
Accounts receivable	$27,092,415	$17,272,509
Less: allowance for expected credit losses	(58,411)	(16,030)
Accounts receivable, net	$27,034,004	$17,256,479

Changes in the allowance for expected credit losses are as follows:

	For the nine months ended September 30, 2026	For the Year Ended December 31, 2025

Beginning balance	$16,030	$-
Additional provision charged to expense	40,980	15,596
Effect of foreign exchange change	1,401	434
Ending balance	$58,411	$16,030

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORIES, NET

As of September 30, 2026 and December 31, 2025, inventories consisted of the following

	As of
	September 30, 2026	December 31, 2025
Raw materials	$11,199,172	$10,165,798
Revolving material	1,324,242	1,172,449
Consigned processing material	23,093	28,671
Work-in-progress	2,772,327	2,334,681
Finished goods	11,844,454	12,290,156
Less: inventory impairment	(1,464,252)	(1,614,719)
Inventories, net	$25,699,036	$24,377,036

Changes in the inventory reserves are as follows:

	For the nine months ended September 30, 2026	For the Year Ended December 31, 2025
Beginning balance	$1,614,719	$541,421
(Release of) inventory write-downs	(189,022)	1,042,942
Effect of foreign exchange change	38,555	30,356
Ending balance	$1,464,252	$1,614,719

NOTE 7 – NOTES RECEIVABLE

	As of
	September 30, 2026	December 31, 2025
Bank notes receivable:	$17,791,339	$12,547,551
Commercial notes receivable	2,889,850	2,156,528
Total	$20,681,189	$14,704,079

Bank notes and commercial notes are means of payment from customers for the purchase of the Company’s products and are issued by financial institutions or business entities, respectively, that entitle the Company to receive the full nominal amount from the issuers at maturity, which bear no interest and generally range from three to nine months from the date of issuance. As of September 30, 2026, the Company pledged notes receivable for an aggregate amount of $2.14 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $1.41 million. As of December 31, 2025, the Company pledged notes receivable for an aggregate amount of $3.43 million to Bank of Hangzhou as a means of security for issuance of bank acceptance notes in an aggregate amount of $2.47 million. The Company expects to collect notes receivable within 6 months after the issuance date of bank acceptance notes. All notes receivable outstanding as of September 30, 2026 have been or are expected to be collected in full prior to their respective maturity dates.

Due to the short term, high-quality credit rating of these commercial banks and no losses have occurred in history, for the nine months ended September 30, 2026 and 2025, the Company had no allowance for expected credit losses for notes receivable.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

(a) As of September 30, 2026 and December 31, 2025, property, plant and equipment consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Buildings	$12,119,873	$11,619,695
Machinery	26,036,011	23,471,775
Motor vehicles	256,419	342,931
Electronic equipment	304,733	289,246
Total property plant and equipment, at cost	38,717,036	35,723,647

Less: accumulated depreciation	(26,226,831)	(23,834,500)
Property, plant and equipment, net	$12,490,205	$11,889,147

For the nine months ended September 30, 2026 and 2025, depreciation expense amounted to $1.48 million and $1.44 million, respectively, of which $1.01 million and $0.83 million, respectively, was included in cost of revenue and inventories, and the remainder was included in general and administrative expense, respectively.

NOTE 9 – LAND USE RIGHTS

Land use rights consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Land use rights, cost	$4,588,948	$4,399,566
Less: Accumulated amortization	(1,189,459)	(1,074,378)
Land use rights, net	$3,399,489	$3,325,188

Estimated future amortization expense is as follows as of September 30, 2026:

Years ending September 30,	Amortization expense
2027	$90,213
2028	90,213
2029	90,213
2030	90,213
2031	90,213
Thereafter	2,948,424
Total	$3,399,489

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – FIXED DEPOSIT

As of September 30, 2026 and December 31, 2025, fixed deposit consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Three-year bank deposit-current	$4,740,205	$2,966,386
Three-year bank deposit-non current	3,073,527	4,421,828
Total	$7,813,732	$7,388,214

All fixed deposits were deposited in local banks in the PRC, each with a deposit term of three years. As of September 30, 2026, the Company had four outstanding term deposits with the following maturity dates and annual interest rates:

(1)	approximately $1.52 million with China Zheshang Bank, maturing on December 5, 2028, bearing interest at 1.90% per annum;

(2)	approximately $1.58 million with China Zheshang Bank, maturing on June 27, 2027, bearing interest at 2.60% per annum;

(3)	approximately $3.16 million with China Zheshang Bank, maturing on September 27, 2027, bearing interest at 2.40% per annum;

(4)	approximately $1.55 million with Bank of Ningbo, maturing on January 15, 2029, bearing interest at 1.80% per annum.

NOTE 11 – NOTES PAYABLE

	As of
	September 30, 2026	December 31, 2025
Bank acceptance notes	$29,075,994	$12,759,720
Total	$29,075,994	$12,759,720

The interest-free notes payable, ranging from six months to one year from the date of issuance, were secured by $0.75 million and $0.07 million of restricted cash, and $2.14 million and $3.43 million of notes receivable, as of September 30, 2026 and December 31, 2025, respectively.

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission, included in the financial expenses in the statement of operations, on each loan transaction. The notes payable bear no interests.

NOTE 12 – ACCOUNTS PAYABLE

Accounts payable are summarized as follows:

	As of
	September 30, 2026	December 31, 2025
Procurement of Materials	$33,096,463	$25,213,713
Infrastructure& Equipment	199,871	113,793
Freight fee	444,993	277,411
Total	$33,741,327	$25,604,917

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHORT TERM BANK LOANS

Short-term loans are summarized as follow:

	As of
	September 30, 2026	December 31, 2025
Unsecured bank loans	$2,983,071	$-
Total	$2,983,071	$-

Short-term loans as of September 30, 2026 are as follows:

Maturity Date	Type	Bank Name	Interest Rate per Annum (%)	September 30, 2026
September 6, 2027	Operating Loans	Bank of Zheshang	2.41	$2,983,071
Total				$2,983,071

All short-term bank loans were obtained from local banks in the PRC and are repayable within one year. As of September 30, 2026, the Company had no guarantees.

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows:

	As of
	September 30, 2026	December 31, 2025
Employee payables	105,827	909,168
Other tax payables	66,676	178,399
Other payable*	452,326	248,565
Accrued expenses	714,518	301,134
Accrued after-sales service fee	1,056,788	1,304,605
Total	$2,396,135	$2,941,871

*	Other payables mainly consist of utility expenses and consulting fee.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – DEFERRED REVENUE

Deferred revenue is summarized as follows:

	As of
	September 30, 2026	December 31, 2025
Subsidy	946,831	1,083,784
Total	$946,831	$1,083,784

Changes in the deferred revenue are as follows:

	For the nine months ended September 30, 2026	For the Year Ended December 31, 2025
Beginning balance	$1,083,784	$1,263,180
Recognized as revenue during the period	(180,473)	(228,357)
Effect of foreign exchange change	43,520	48,961
Ending balance	$946,831	$1,083,784

Subsidy mainly consists of an incentive granted by the Chinese government to encourage transformation of fixed assets in China and other miscellaneous subsidy from the Chinese government. As of September 30, 2026, grant income decreased by $0.14 million, as compared to December 31, 2025. The change was mainly due to timing of incurring qualifying expenses.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – WARRANT LIABILITY

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The warrants meet the definition of a derivative under FASB ASC 815, as the Company cannot avoid a net cash settlement under certain circumstances. The fair value of the warrant liabilities was measured using a Black–Scholes model. Significant inputs into the model as of the reporting period begin remeasurement dates, and as of the reporting period end remeasurement dates are as follows:

	Ordinary Share Warrants	Ordinary Share Warrants
	September 30, 2026	December 31, 2025

Share price	$0.75	$0.61
Exercise price	$4.49	$4.49
Expected term (years)	0.66	1.04
Risk-free interest rate	4.4%	3.5%
Expected volatility	80.00%	100.00%

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	As of
	September 30, 2026	December 31, 2025
Number of ordinary share warrants	4,530,000	4,530,000
Fair value of the warrants	$5,096	$70,910

The fair value of the warrants was classified as a liability of $70,910 as of December 31, 2025. For the nine months ended September 30, 2026, the Company recognized a gain of $65,814 for the investor warrant from the change in fair value of the warrant liability. As a result, the warrant liability is carried on the consolidated balance sheets at the fair value of $5,096 for the investor warrant, collectively, as of September 30, 2026.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of September 30, 2026 and December 31, 2025, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares of no par value, divided into two classes: Class A Ordinary Shares, each carrying one vote per share, and Class B Ordinary Shares, each carrying twenty-five votes per share. As of September 30, 2026, there were 20,532,482 Class A ordinary shares and 6,011,740 Class B ordinary shares issued and outstanding. Accordingly, the total voting power of the Company as of September 30, 2026 was 170,825,982 votes. Trendway Capital Limited, which is controlled and beneficially owned by Mr. Peter Zuguang Wang, the chairman of the Company’s board of directors, held 100% of the outstanding Class B ordinary shares, representing 150,293,500 votes, or approximately 88.0% of the total voting power of the Company. As a result, Mr. Wang has the ability to control the outcome of matters submitted to a vote of the Company’s shareholders, including the election of directors and significant corporate transactions, without the consent of the holders of Class A ordinary shares.

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

NOTE 17 – SHAREHOLDER’S EQUITY (CONTINUED)

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

As of September 30, 2026, there were no Warrants or January 2026 Warrants outstanding.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income attributable to Greenland Technologies Holding Corporation and its subsidiaries	$5,670,371	$5,732,522	$14,174,306	$6,511,037
Weighted average basic and diluted computation shares outstanding:
Weighted average shares used in basic computation	26,544,222	17,394,226	24,965,013	15,724,030
Diluted effect of stock options and warrants	—	—	—	—
Weighted average shares used in diluted computation	26,544,222	17,394,226	24,965,013	15,724,030
Basic and diluted net income per share	$0.21	$0.33	0.57	0.41

For the nine months ended September 30, 2026 and 2025, 4,530,000 shares underlying outstanding warrants to an investor were excluded from the calculation of diluted earnings per share as the warrants were anti-dilutive. The exercise price of the warrants is higher than the average price of ordinary shares during the periods, so the warrants are “out-of-the-money” and result in an anti-dilutive effect on earnings per share.

NOTE 19 – GEOGRAPHICAL SALES AND SEGMENTS

All of the Company’s operations are considered by the chief operating decision maker to be aggregated in one reportable operating segment.

Information for the Company’s sales by geographical area for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Domestic Sales	$24,535,017	$22,975,249	$79,116,740	$65,490,257
International Sales	325,263	426,348	1,159,213	1,308,690
Total	$24,860,280	$23,401,597	$80,275,953	$66,798,947

Long-lived assets consist of property, plant and equipment, net and land use rights, net, and are attributed to geographical areas based on the location of the assets. Long-lived assets by geographical area were as follows:

	As of
	September 30, 2026	December 31, 2025
China	15,885,356	15,209,309
United States	4,338	5,026
Total	$15,889,694	$15,214,335

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – INCOME TAXES

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for items which are considered discrete to the period.

The effective tax rates on income before income taxes for the nine months ended September 30, 2026 was 15.00%. The effective tax rate for the nine months ended September 30, 2026 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The effective tax rates on income before income taxes for the nine months ended September 30, 2025 was 23.99%. The effective tax rate for the nine months ended September 30, 2025 was lower than the PRC tax rate of 25.0% primarily due to the China Super R&D deduction.

The Company has recorded $0 unrecognized benefit as of September 30, 2026 and December 31, 2025, respectively. According to the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized benefit within the next 12 months.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office space under short-term operating leases, which qualify for the short-term lease exemption under ASC 842 and are not recognized on the balance sheet. The following are the aggregate non-cancellable future minimum lease payments under operating leases as of September 30, 2026:

For the year ending September 30,	Operating Leases
Less than 1 year	$3,679
Total lease payments	$3,679

Contingencies

From time to time, the Company is involved in various claims, legal proceedings, and other matters arising in the ordinary course of business. As of September 30, 2026, management was not aware of any pending or threatened litigation, claims, or assessments that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has no material contingent liabilities, including guarantees, letters of credit, or legal disputes that require accrual or disclosure under ASC 450, Contingencies.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS

(a) Names and Relationship of Related Parties:

Existing Relationship with the Company
Cenntro Holding Limited	Under common control of Peter Zuguang Wang
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	Under common control of Peter Zuguang Wang
Peter Zuguang Wang	Chairman of the Board of Directors of the Company
Xinchang County Jiuxin Investment Management Partnership (LP)	Under control of Mr. Mengxing He, the General Manager and one of the directors of Zhejiang Zhongchai/Non-controlling interest of Zhejiang Zhongchai
Raymond Z. Wang	Chief Executive Officer and President
Cenntro Inc.	Under common control of Peter Zuguang Wang
Cenntro Enterprise Limited	Under common control of Peter Zuguang Wang

(b) Summary of Balances with Related Parties:

	As of
	September 30, 2026	December 31, 2025
Due to related parties:
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)[1]	$-	$94,442
Cenntro Holding Limited[2]	1,341,627	1,341,627
Peter Zuguang Wang[3]	2,392,961	2,392,961
Xinchang County Jiuxin Investment Management Partnership (LP)[4]	-	1,429,981
Raymond Z. Wang[5]	16,000	16,000
Total	$3,750,588	$5,275,011

All balances of due to related parties as of September 30, 2026 and December 31, 2025 were unsecured, interest-free and had no fixed terms of repayments.

The balance of due to related parties as of September 30, 2026 and December 31, 2025 consisted of:

1	Temporary borrowings from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership);

2	Total dividend payment of $7.6 million declared by Zhongchai Holding to Cenntro Holding Limited. As of December 31, 2019, the balance was $1.34 million, and no further payments had been made since then;

3	Payable to Peter Zuguang Wang for capital reduction due to the dissolution of Shanghai Hengyu Business Management Consulting Co., Ltd. on July 10, 2023;

4	Total dividend payment of $1.62 million declared by Zhejiang Zhongchai to Xinchang County Jiuxin Investment Management Partnership (LP). As of September 30, 2026, the balance was nil; and

5	Temporary borrowings from Raymond Z. Wang.

GREENLAND TECHNOLOGIES HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – RELATED PARTY TRANSACTIONS (CONTINUED)

	As of
	September 30, 2026	December 31, 2025
Due from related parties-current:
Cenntro Inc.	490,000	840,000
Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership)	-	245,017
Cenntro Enterprise Limited	21,400	21,400
Total	$511,400	$1,106,417

The balance of due from related parties as of September 30, 2026 and December 31, 2025 consisted of:

Due from Cenntro Inc. was $0.49 million and $0.84 million as of September 30, 2026 and December 31, 2025, respectively. The amount of due from this related party represents a loan with an annual interest rate of 7.5% and matured on April 14, 2026. Pursuant to a supplementary agreement between the parties, the period before April 15, 2025 was an interest-free period for the advanced funds. On April 14, 2026, the Company (through its subsidiary, Zhongchai Holding (Hong Kong) Limited) and Cenntro Inc. entered into an Extension Agreement (the “Extension Agreement”), pursuant to which the maturity date of the loan was extended from April 14, 2026 to October 14, 2026. As of the date of the Extension Agreement, the outstanding principal balance was approximately $0.55 million. During the extension period, interest accrues at 10% per annum (increased from the original 7.5%), payable no later than the extended maturity date. On October 15, 2026, the Company (through Zhongchai Holding (Hong Kong) Limited) and Cenntro Inc. entered into a second extension agreement, pursuant to which the maturity date was further extended from October 14, 2026 to April 14, 2027, with interest continuing to accrue at 10% per annum.

Due from Zhuhai Hengzhong Industrial Investment Fund (Limited Partnership) was nil and $0.25 million as of September 30, 2026 and December 31, 2025, respectively. The amount of due from this related party represents a loan with annual interest rate of 4.785%.

Due from Cenntro Enterprise limited was $0.02 million and $0.02 million as of September 30, 2026 and December 31, 2025, respectively. The amount of due from this related party represents expenses paid on behalf of the related party.

(b) Summary of Related Party dividend payment:

A summary of dividend payment declared by Zhejiang Zhongchai to related parties for the nine months ended September 30, 2026 and 2025 are listed below:

	For the nine months ended September 30,
	2026	2025
Dividend payment to related parties:
Xinchang County Jiuxin Investment Management Partnership (LP)	$3,069,020	674,520

NOTE 23 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that the financial statements were available to be issued, which is November 12, 2026. All subsequent events requiring recognition as of September 30, 2026 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855.

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

Through its subsidiaries in the PRC, Greenland offers transmission products, which are key components for forklift trucks used in manufacturing and logistic applications, such as factories, workshops, warehouses, fulfilment centers, shipyards, and seaports. Forklifts play an important role in the logistic systems of many companies across different industries in China and globally. Generally, industries with the largest demand for forklifts include transportation, warehousing logistics, electrical machinery, and automobile industries. Greenland’s revenue increased from approximately $66.80 million for the nine months ended September 30, 2025 to $80.28 million for the nine months ended September 30, 2026. The increase in revenue was primarily the result of an increase of approximately $13.74 million in the Company’s sales volume of transmission products for the nine months ended September 30, 2026. Based on its revenues for the nine months ended September 30, 2026 and 2025, Greenland believes that it is one of the major developers and manufacturers of transmission products for small and medium-sized forklift trucks in China.

Greenland’s transmission products are used in 1-ton to 15-tons forklift trucks, some with mechanical shift and some with automatic shift. Greenland sells these transmission products directly to forklift-truck manufacturers. For the nine months ended September 30, 2026 and 2025, Greenland sold an aggregate of 143,341 and 123,856 sets of transmission products, respectively, to more than 100 forklift manufacturers in the PRC.

In January 2020, Greenland formed HEVI to focus on the production and sale of electric industrial vehicles to meet the increasing demand for electric industrial vehicles and machinery powered by sustainable energy to reduce air pollution and lower carbon emissions. HEVI is a wholly owned subsidiary of Greenland incorporated under the laws of the State of Delaware. Prior to 2025, HEVI had been manufacturing and selling electric industrial vehicle products. However, substantially all of HEVI’s business operations have been suspended since 2025 due to uncertainty regarding tariff policy. HEVI intends to resume operations once the policy environment stabilizes. HEVI’s electric industrial vehicle products (which are not currently being offered as a result of the suspension of its operations) include GEF-series electric forklifts, a series of lithium powered forklifts with three models ranging in size from 1.8 tons to 3.5 tons, GEL-1800, a 1.8-ton rated load lithium powered electric wheeled front loader, GEX-8000, an all-electric 8.0 ton rated load lithium powered wheeled excavator, and GEL-5000, an all-electric 5.0 ton rated load lithium wheeled front loader. In addition, in April 2023, HEVI introduced a line of mobile DC battery chargers that support DC powered EV applications in the North America market. In July 2024, HEVI announced a partnership with Lonking Holdings Limited to develop and distribute heavy electric machinery and related technology specialized for the U.S. market. In August 2024, HEVI launched its H55L all-electric wheeled front-end loader, which can lift up to six tons in indoor and outdoor applications without the mess and emissions of diesel, and the H65L all-electric wheeled front-end loader, a lithium battery wheeled front-end loader. In September 2026, HEVI received approvals from the New York Vehicle Inspection Program for its electric industrial vehicles, and its H55L and H65L models were added to the eligible equipment list.

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

Results of Operations

For the three months ended September 30, 2026 and 2025

Overview

	For the three months ended September 30
	2026	2025	Change	Variance
Revenues	$24,860,280	$23,401,597	$1,458,683	6.2%
Cost of Goods Sold	16,521,370	15,828,001	693,369	4.4%
Gross Profit	8,338,910	7,573,596	765,314	10.1%
Selling expenses	485,858	432,575	53,283	12.3%
General and administrative expenses	704,024	1,514,734	(810,710)	(53.5)%
Research and development expenses	841,980	560,668	281,312	50.2%
Total Operating Expenses	2,031,862	2,507,977	(476,115)	(19.0)%
Income from operations	6,307,048	5,065,619	1,241,429	24.5%
Interest income	75,513	429,159	(353,646)	(82.4)%
Interest expenses	(48,540)	-	(48,540)	(100.0)%
Change in fair value of the warrant liability	13,804	1,525,352	(1,511,548)	(99.1)%
Other income	753,363	485,857	267,506	55.1%
Income before income tax	7,101,188	7,505,987	(404,799)	(5.4)%
Income tax expense	763,184	920,297	(157,113)	(17.1)%
Net income	6,338,004	6,585,690	(247,686)	(3.8)%

Components of Results of Operations

	For the three months ended September 30
Component of Results of Operations	2026	2025
Revenues	$24,860,280	$23,401,597
Cost of Goods Sold	16,521,370	15,828,001
Gross Profit	8,338,910	7,573,596
Operating Expenses	2,031,862	2,507,977
Net Income	6,338,004	6,585,690

Revenue

Greenland’s revenue was approximately $24.86 million for the three months ended September 30, 2026, representing an increase of approximately $1.46 million, or 6.2%, as compared to that of approximately $23.40 million for the three months ended September 30, 2025. The increase in revenue was primarily attributable to an increase of approximately $1.64 million in the Company’s sales of transmission products for the three months ended September 30, 2026, which was primarily driven by a favorable shift in product mix toward higher-value hydraulic transmission products and increased demand from the Company’s customer base in the material handling sector. For the three months ended September 30, 2026, the Company sold an aggregate of 44,071 sets of transmission products, compared to 42,214 sets sold in the three months ended September 30, 2025.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation and related costs, which are directly attributable to the Company’s manufacturing activities. The write-down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $16.52 million for the three months ended September 30, 2026, representing an increase of approximately $0.69 million, or 4.4%, as compared to that of approximately $15.83 million for the three months ended September 30, 2025. The increase in cost of goods sold was primarily attributable to the increase in the Company’s sales volume.

Gross Profit

Greenland’s gross profit was approximately $8.34 million for the three months ended September 30, 2026, representing an increase of approximately $0.77 million, or 10.1%, as compared to that of approximately $7.57 million for the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, Greenland’s gross margins were approximately 33.5% and 32.4%, respectively. The increase in gross profit for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributable to the increase in the Company’s sales volume and a shift in the Company’s product mix toward higher-value and more sophisticated products, such as hydraulic transmission products.

Selling Expenses

Selling expenses consist primarily of operating expenses such as sales staff payroll, traveling expenses, and transportation expenses. Greenland’s selling expenses were approximately $0.49 million for the three months ended September 30, 2026, representing an increase of approximately $0.05 million, or 12.3%, as compared to approximately $0.43 million for the three months ended September 30, 2025. The increase in selling expenses was primarily attributable to an increase in shipping expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses consist of management and staff salaries, employee benefits, depreciation for office facility and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $0.70 million for the three months ended September 30, 2026, representing a decrease of approximately $0.81 million, or 53.5%, as compared to that of approximately $1.51 million for the three months ended September 30, 2025. The decrease in general and administrative expenses was primarily attributable to the decrease of approximately $0.30 million in employee compensation, the decrease of approximately $0.15 million in rental expense and the decrease of approximately $0.16 million in consultancy fees for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $0.84 million for the three months ended September 30, 2026, representing an increase of approximately $0.28 million, or 50.2%, as compared to that of approximately $0.56 million for the three months ended September 30, 2025. The increase was primarily attributable to a significant increase in the Company’s R&D activities during the three months ended September 30, 2026.

Income from Operations

Income from operations for the three months ended September 30, 2026 was approximately $6.31 million, representing an increase of approximately $1.24 million, as compared to that of approximately $5.07 million for the three months ended September 30, 2025.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.08 million for the three months ended September 30, 2026, representing a decrease of approximately $0.35 million, or 82.4%, as compared to that of approximately $0.43 million for the three months ended September 30, 2025. The decrease in interest income was primarily attributable to a reduction in cash deposited with banking institutions during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Greenland’s interest expenses were approximately $0.05 million for the three months ended September 30, 2026, as compared to nil for the three months ended September 30, 2025. The increase was primarily attributable to interest expense incurred on the discounted note for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Other Income

Greenland’s other income was approximately $0.75 million for the three months ended September 30, 2026, representing an increase of approximately $0.27 million, or 55.1%, as compared to approximately $0.49 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase in income from wealth management products for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Income Taxes

Greenland’s income tax was approximately $0.76 million for the three months ended September 30, 2026, as compared to that of approximately $0.92 million for the three months ended September 30, 2025.

Zhejiang Zhongchai obtained “high-tech enterprise” status near the end of the fiscal year of 2022. Such designation entitles Zhejiang Zhongchai to a reduced statutory income tax rate of 15%, rather than the standard PRC corporate income tax rate of 25%. Income taxes for the three and nine months ended September 30, 2026 and 2025 were calculated based on a rate of 15%. The “high-tech enterprise” status is reevaluated by the relevant Chinese government agencies every three years. Zhejiang Zhongchai’s current “high-tech enterprise” status will be reevaluated near the end of 2028.

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

Greenland established HEVI, its wholly owned Delaware subsidiary, on January 14, 2020. The 2017 Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and imposed a one-time transition tax on accumulated undistributed foreign earnings. Because HEVI was established in 2020, the transition tax had no impact on the Company’s tax provision. As of September 30, 2026, HEVI had no undistributed accumulated earnings and profits.

On March 26, 2024, the Company entered into a share exchange agreement with Greenland Holding Enterprises Inc. and Zhongchai Holding (the “2024 Share Exchange Agreement”). Pursuant to the 2024 Share Exchange Agreement, Greenland Holding Enterprises Inc. issued 100 shares of common stock to the Company, par value $0.01 per share, representing all issued and outstanding share capital of Greenland Holding Enterprises Inc., in exchange for 100% of the equity interest of Zhongchai Holding. Greenland Holding Enterprises Inc. is a holding company registered on August 28, 2023 in the State of Delaware with no material operations. Since Greenland Holding Enterprises Inc. was established in 2023, the one-time transition tax did not have any impact on the Company’s tax provision and there were no undistributed accumulated earnings and profits as of September 30, 2026.

Net Income

Our net income was approximately $6.34 million for the three months ended September 30, 2026, representing a decrease of approximately $0.25 million, as compared to approximately $6.59 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025

Overview

	For the nine months ended September 30
	2026	2025	Change	Variance
Revenues	$80,275,953	$66,798,947	$13,477,006	20.2%
Cost of Goods Sold	53,636,172	46,813,620	6,822,552	14.6%
Gross Profit	26,639,781	19,985,327	6,654,454	33.3%
Selling expenses	2,579,267	1,768,150	811,117	45.9%
General and administrative expenses	3,383,646	9,580,264	(6,196,618)	(64.7)%
Research and development expenses	2,667,154	1,085,845	1,581,309	145.6%
Total Operating Expenses	8,630,067	12,434,259	(3,804,192)	(30.6)%
Income from operations	18,009,714	7,551,068	10,458,646	138.5%
Interest income	471,946	741,116	(269,170)	(36.3)%
Interest expenses	(92,373)	-	(92,373)	(100.0)%
Change in fair value of the warrant liability	65,814	1,816,385	(1,750,571)	(96.4)%
Other income	1,579,050	927,677	651,373	70.2%
Income before income tax	20,034,151	11,036,246	8,997,905	81.5%
Income tax expense	3,004,710	2,647,492	357,218	13.5%
Net income	17,029,441	8,388,754	8,640,687	103.0%

Components of Results of Operations

	For the nine months ended September 30
Component of Results of Operations	2026	2025
Revenues	$80,275,953	$66,798,947
Cost of Goods Sold	53,636,172	46,813,620
Gross Profit	26,639,781	19,985,327
Operating Expenses	8,630,067	12,434,259
Net Income	17,029,441	8,388,754

Revenue

Greenland’s revenue was approximately $80.28 million for the nine months ended September 30, 2026, representing an increase of approximately $13.48 million, or 20.2%, as compared to approximately $66.80 million for the nine months ended September 30, 2025. The increase in revenue was primarily attributable to an increase of approximately $13.74 million in the Company’s sales of transmission products for the nine months ended September 30, 2026. The increase of approximately $13.74 million in transmission product sales was primarily driven by higher sales volume and a favorable shift in product mix toward higher-value hydraulic transmission products, both supported by sustained demand from the Company’s customer base in the material handling sector. For the nine months ended September 30, 2026, the Company sold an aggregate of 143,341 sets of transmission products, compared to 123,856 sets sold in the nine months ended September 30, 2025, representing an increase of approximately 19,485 units.

Cost of Goods Sold

Greenland’s cost of goods sold consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, wages, employee compensation, amortization, depreciation, and related costs, which are directly attributable to the Company’s manufacturing activities. The write-down of inventory using the net realizable value impairment test is also recorded in cost of goods sold. The total cost of goods sold was approximately $53.64 million for the nine months ended September 30, 2026, representing an increase of approximately $6.82 million, or 14.6%, as compared to approximately $46.81 million for the nine months ended September 30, 2025. The increase in cost of goods sold was primarily attributable to the increase in the Company’s sales volume.

Gross Profit

Greenland’s gross profit was approximately $26.64 million for the nine months ended September 30, 2026, representing an increase of approximately $6.65 million, or 33.3%, as compared to approximately $19.99 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, Greenland’s gross margins were approximately 33.2% and 29.9%, respectively. The increase in gross profit for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to the increase in sales volume and a shift in Greenland’s product mix toward higher-value and more sophisticated products, such as hydraulic transmission products.

Selling Expenses

Selling expenses consist primarily of operating expenses such as sales staff payroll, travel expenses, and transportation expenses. Our selling expenses were approximately $2.58 million for the nine months ended September 30, 2026, representing an increase of approximately $0.81 million, or 45.9%, as compared to approximately $1.77 million for the nine months ended September 30, 2025. The increase in selling expenses was primarily attributable to an increase in after-sales service fees and an increase in shipping expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses consist of management and staff salaries, employee benefits, depreciation for office facilities and office furniture and equipment, travel and entertainment expenses, legal and accounting fees, financial consulting fees, and other office expenses. General and administrative expenses were approximately $3.38 million for the nine months ended September 30, 2026, representing a decrease of approximately $6.20 million, or 64.7%, as compared to approximately $9.58 million for the nine months ended September 30, 2025. The decrease in general and administrative expenses was primarily attributable to a decrease in stock-based compensation expense, partially offset by an increase in provision for inventory for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. On May 1, 2025, the Company issued a total of 3,799,696 ordinary shares to employees as compensation and recorded stock-based compensation of approximately $6.95 million.

Research and Development (R&D) Expenses

R&D expenses consist of R&D personnel compensation, costs of materials used in R&D projects, and depreciation costs for research-related equipment. R&D expenses were approximately $2.67 million for the nine months ended September 30, 2026, representing an increase of approximately $1.58 million, or 145.6%, as compared to approximately $1.09 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in R&D personnel compensation, driven by headcount growth and higher compensation levels to support expanded R&D projects, during the nine months ended September 30, 2026.

Income from Operations

Income from operations for the nine months ended September 30, 2026 was approximately $18.01 million, representing an increase of approximately $10.46 million, as compared to that of approximately $7.55 million for the nine months ended September 30, 2025.

Interest Income and Interest Expenses

Greenland’s interest income was approximately $0.47 million for the nine months ended September 30, 2026, representing a decrease of approximately $0.27 million, or 36.3%, as compared to approximately $0.74 million for the nine months ended September 30, 2025. The decrease in interest income was primarily attributable to a lower average cash balance maintained in bank deposits during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Greenland’s interest expenses were approximately $0.09 million for the nine months ended September 30, 2026, as compared to no interest expenses for the nine months ended September 30, 2025. The increase was primarily attributable to interest expense incurred on discounted notes during the nine months ended September 30, 2026.

Other Income

Greenland’s other income was approximately $1.58 million for the nine months ended September 30, 2026, representing an increase of approximately $0.65 million, or 70.2%, as compared to approximately $0.93 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in income from wealth management products during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Income Taxes

Greenland’s income tax expense was approximately $3.00 million for the nine months ended September 30, 2026, as compared to that of approximately $2.65 million for the nine months ended September 30, 2025.

Net Income

Greenland’s net income was approximately $17.03 million for the nine months ended September 30, 2026, representing an increase of approximately $8.64 million, as compared to that of approximately $8.39 million for the nine months ended September 30, 2025.

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

For the nine months ended September 30, 2026, our PRC subsidiary, Zhejiang Zhongchai, paid approximately $3.07 million in dividends and extended approximately $12.62 million in loans to third parties. As of September 30, 2026, on a consolidated basis, we held approximately $58.08 million in cash and cash equivalents, restricted cash, short-term investments and fixed deposits, including approximately $9.57 million classified as cash and cash equivalents. Of the $58.08 million aggregate balance, approximately $51.71 million was held by our PRC entities. We plan to maintain the current debt structure and rely on government-supported loans at lower cost, if necessary.

Government subsidies primarily consist of incentives granted by the Chinese government to encourage the transformation of fixed assets in China and other miscellaneous subsidies from the Chinese government. Government subsidies are recognized when there is reasonable assurance that the subsidy will be received and all conditions have been met. Total government subsidies recorded under long-term liabilities were $0.95 million and $1.08 million as of September 30, 2026 and December 31, 2025, respectively.

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

The Company believes that it has sufficient cash to fund its operations, notwithstanding uncertainty in the Company’s manufacturing and sale of electric industrial heavy equipment in the future and potential fluctuations in demand for the Company’s transmission products. The Company believes its existing funding sources will be sufficient to fund its operations for the next twelve months. Although the Company used approximately $6.93 million in operating activities in the first nine months of 2026, management expects operating cash flow to improve in the remainder of 2026 and to return to positive in subsequent periods, based on the following assumptions and actions: (i) collection of the increased accounts receivable and notes receivable balances as they mature, consistent with the Company’s historical collection experience; (ii) continued growth in sales volume of transmission products; and (iii) availability of short-term bank borrowings and bank acceptance notes to fund working capital.

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

Cash and Cash Equivalents

Cash equivalents refer to all highly liquid investments purchased with an original maturity of three months or less. As of September 30, 2026, Greenland had approximately $9.57 million of cash and cash equivalents, representing an increase of approximately $1.80 million, or 23.1%, as compared to approximately $7.78 million as of December 31, 2025. The increase in cash and cash equivalents was primarily attributable to higher cash collections from customers resulting from the increase in the Company’s sales volume, as compared to that as of December 31, 2025.

Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for use until the bank acceptance notes are fulfilled or expired, which typically takes less than twelve months. As of September 30, 2026, Greenland had approximately $0.75 million of restricted cash, representing an increase of approximately $0.67 million, or 942.4%, as compared to approximately $0.07 million as of December 31, 2025. The increase in restricted cash was primarily attributable to an increase in notes payable collateralized by cash.

Accounts Receivable

As of September 30, 2026, Greenland had approximately $27.03 million of accounts receivable, representing an increase of approximately $9.78 million, or 56.7%, as compared to approximately $17.26 million as of December 31, 2025. The increase in accounts receivable was primarily attributable to the increase in the Company’s sales volume, which resulted in a higher volume of receivables accumulating within the Company’s existing credit terms.

Greenland recorded approximately $0.06 million and $0.02 million of allowance for expected credit losses as of September 30, 2026 and December 31, 2025, respectively. Greenland conducted an aging analysis of each customer’s delinquent payments to determine whether allowance for expected credit losses is adequate. In establishing the allowance for expected credit losses, Greenland considers historical experience, economic environment, and expected collectability of past due receivables. An estimate of expected credit losses is recorded when collection of the full amount is no longer probable. When bad debts are identified, such debts are written off against the allowance for expected credit losses. Greenland will continuously assess its expected credit losses based on the credit history of and relationships with its customers on a regular basis to determine whether its allowance for expected credit losses on its accounts receivable is adequate. Greenland believes that its collection policies are generally in line with the transmissions industry’s standard in the PRC.

Notes Receivable

As of September 30, 2026, Greenland had approximately $20.68 million of notes receivable, which Greenland expects to collect within the next twelve months. The increase was approximately $5.98 million, or 40.6%, as compared to approximately $14.70 million as of December 31, 2025.

Working Capital

Greenland’s working capital was approximately $71.07 million as of September 30, 2026, as compared to $46.97 million as of December 31, 2025. The increase in working capital of $24.11 million was primarily attributable to an increase in accounts receivable and short-term investment.

Cash Flow

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(6,926,294)	$7,799,034
Net cash used in investing activities	$(12,072,764)	$(680,974)
Net cash provided by (used in) financing activities	$21,448,682	$(12,260,289)
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,449,624	$(5,142,229)
Effect of exchange rate changes on cash and cash equivalents	$21,169	$472,563
Cash and cash equivalents and restricted cash at beginning of period	$7,846,870	$8,611,795
Cash and cash equivalents and restricted cash at end of period	$10,317,663	$3,942,129

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was approximately $6.93 million, resulting primarily from net income of approximately $17.03 million, adjusted for non-cash items of depreciation and amortization expenses of approximately $1.59 million, a change in fair value of warrant liability of approximately $(0.07) million, a change in accrued expenses of approximately $(0.68) million, and changes in operating assets and liabilities including: (i) an increase of approximately $8.92 million in accounts receivable due to the increase in our sales volume, (ii) an increase of approximately $5.25 million in notes receivable as customers increasingly utilized bank acceptance notes as a payment method in line with industry practice, (iii) an increase of approximately $6.92 million in accounts payable due to an extended payment cycle and increased procurement to support higher sales volume, and (ⅳ) an increase of approximately $16.44 million in other current and non-current assets because we deposited cash into short-term investment.

Net cash provided by operating activities for the nine months ended September 30, 2025 was approximately $7.80 million, primarily attributable to net income of approximately $8.39 million, adjusted for non-cash item of depreciation and amortization expenses of approximately $1.56 million, stock-based compensation expense of approximately $6.95 million and changes in operating assets and liabilities including: (i) an increase of approximately $3.94 million in accounts payable because we extended the payment cycle, (ii) an increase of approximately $5.30 million in accounts receivable due to our slowed-down efforts in receivables collections, and (iii) an increase of approximately $12.08 million in other current and non-current assets because we deposited cash into short-term investment.

Investing Activities

Net cash used in investing activities resulted in a cash outflow of approximately $12.07 million for the nine months ended September 30, 2026. Cash used in investing activities for the nine months ended September 30, 2026 was mainly due to approximately $1.57 million used for purchases of long-term assets and approximately $12.62 million loaned to third parties, partially offset by approximately $2.12 million in repayments of loans lent to third parties. These loans are generally short-term, interest-bearing and expected to be repaid within the next twelve months. Management does not expect these advances to materially affect the Company’s liquidity, given the Company’s available cash, short-term investments, fixed deposits and banking facilities.

Net cash used in investing activities resulted in cash outflow of approximately $0.68 million for the nine months ended September 30, 2025. Cash used in investing activities for the nine months ended September 30, 2025 was mainly due to approximately $0.27 million used for purchases of long-term assets and approximately $0.69 million loaned to third parties.

Financing Activities

Net cash provided by financing activities resulted in a cash inflow of approximately $21.45 million for the nine months ended September 30, 2026, which was primarily attributable to approximately $15.50 million in net change in notes payable and approximately $5.58 million in proceeds from equity and debt financing, partially offset by approximately $3.07 million in dividends paid.

Net cash used in financing activities resulted a cash outflow of approximately $12.26 million for the nine months ended September 30, 2025, which was mainly attributable to approximately $6.26 million in repayment of loans from related parties and approximately $5.48 million in repayment of notes payable.

Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk include cash and cash equivalents, restricted cash, short-term investments and fixed deposits. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of September 30, 2026, the aggregate balance of cash and cash equivalents, restricted cash, short-term investments and fixed deposits held by PRC entities in financial institutions in the PRC was $51,712,741. This amount is the PRC portion of the approximately $58.08 million consolidated aggregate balance of these asset categories and is not a measure of cash and cash equivalents alone. Each bank account is insured by the PRC government up to a maximum limit of RMB500,000 (equivalent to $74,577). To limit exposure to credit risk relating to these holdings, the Company primarily places them with large financial institutions in China, which management believes are of high credit quality, and the Company also continually monitors their creditworthiness.

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

Concentration Risks

Accounts receivable are typically unsecured and derived from revenue generated by goods sold to customers located primarily in China, thereby exposing the Company to credit risk. Such risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances. The Company has a concentration of its receivables with specific customers. As of September 30, 2026, one customer accounted for 13.93% of total accounts receivable. As of December 31, 2025, three customers accounted for 11.24%, 10.24%, and 10.12% of total accounts receivable, respectively. No other customer accounted for more than 10% of the Company’s total accounts receivable as of September 30, 2026 or December 31, 2025.

For the nine months ended September 30, 2026, one customer accounted for 13.32% of total revenue. For the nine months ended September 30, 2025, one customer accounted for 15.31% of total revenue. No other customer accounted for more than 10% of the Company’s total revenue for the nine months ended September 30, 2026 or 2025.

There were no suppliers representing more than 10% of the Company’s total purchases for the nine months ended September 30, 2026 or 2025.

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

The Company also follows FASB ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures. As of September 30, 2026, the Company did not have any liability for unrecognized tax benefits. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company’s historical tax years will remain open for examination by the local authorities until the applicable statute of limitations has expired.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were ineffective. Such conclusion is based on the presence of the following material weakness in internal control over financial reporting as of September 30, 2026:

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

As a result, the Company has developed a remedial plan to strengthen its accounting and financial reporting functions and internal control over financial reporting. During the nine months ended September 30, 2026, the Company made substantive progress in implementing this plan, including the following actions:

●	enhancing and implementing its financial management policies and procedures and establishing a formal journal entry review process;

●	organizing targeted training for key accounting personnel on new and complex accounting policies; and

●	establishing a multi-level review process requiring complex or non-recurring transactions to be reviewed by management and external consultants before finalization.

●	The Company continues to work toward completing the remaining remedial actions, including:

●	recruiting additional financial reporting and accounting personnel with adequate U.S. GAAP knowledge and acquiring additional resources to strengthen the financial reporting function and establish a financial and system control framework.

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

As of September 30, 2026, we had approximately $9.57 million of cash and cash equivalents. Historically, we have spent a significant amount of cash on our operational activities, principally to procure raw materials for our subsidiaries’ products. Our short-term loans are from Chinese banks and are generally secured by a portion of our fixed assets, land use rights and/or guarantees by related parties. Certain of these loans are secured against a portion of the shares of our PRC subsidiaries. The term of a majority of such loans is one year. Historically, we rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in a transfer of the ownership of a portion of the shares of our PRC subsidiaries to secured lenders, the imposition of penalties, including increases in interest rates, legal actions against us by our creditors, and even insolvency.

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

During the nine months ended September 30, 2026 and 2025, our subsidiaries’ five largest customers contributed 39.02% and 40.02% of our revenues, respectively. For the nine months ended September 30, 2026 and 2025, Greenland’s single largest customer, Hangcha Group, accounted for 13.32% and 15.31%, respectively, of Greenland’s total revenue. Other than Hangcha Group, no other single customer individually contributed to more than 10% of our total revenue for the nine months ended September 30, 2026 and 2025.

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

Our business is subject to significant risks arising from the trade policies of the United States government with respect to Chinese goods, and the broader relationship between the United States and the PRC. HEVI’s electric industrial heavy equipment products are manufactured using components sourced from and manufactured in the PRC, which are then assembled into finished products in the United States. As a result, U.S. tariff policies on Chinese goods have a direct and material impact on HEVI’s cost structure and business operations. In February 2025, President Donald J. Trump declared a national emergency under the International Emergency Economic Powers Act (“IEEPA”) and announced the imposition of a 10% tariff on all imports from China, citing concerns related to trade imbalances and national security. These tariffs were subsequently lifted following the U.S. Supreme Court’s ruling in Learning Resources in February 2026. A temporary 10% global tariff on imports was separately imposed under Section 122 of the Trade Act of 1974. Tariffs imposed under Section 301 of the Trade Act of 1974 and Section 232 of the Trade Expansion Act of 1962 remain unaffected by the Supreme Court’s ruling and continue to apply to Chinese goods. As of October 2026, the average statutory U.S. tariff rates on Chinese goods remained to be around 30%, excluding exemptions and Section 232 actions, further increasing the cost burden on U.S. importers of PRC-manufactured components and potentially affecting demand for products sourced from the PRC.

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

While the PRC economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing since 2012. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our subsidiaries’ products and adversely affect our subsidiaries’ competitive position. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us and our subsidiaries. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the PRC government had implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

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

According to the Notice on Filing Management Arrangements for Overseas Listings of Domestic Enterprises issued and implemented by the CSRC on February 17, 2023, since the date of effectiveness of the Trial Measures, the domestic enterprises falling within the scope of filing that have been listed overseas or met the following circumstances are existing enterprises: Before the effectiveness of the Trial Measures, the application for indirect overseas issuance and listing has been agreed by the overseas regulators or overseas stock exchanges (such as having passed the hearing on the Hong Kong market or registration become effective as agreed on the U.S. market, etc.), and it is not required to perform issuance and listing supervision procedures of the overseas regulators or overseas stock exchanges (such as rehearing on the Hong Kong market, etc.), and the overseas issuance and listing shall have been completed by September 30, 2023. According to the above regulations, the Company is an existing enterprise, which is not required to file immediately, and filing should be made as required if they involve refinancing and other filing matters.

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

On March 12, 2026, we received a notification letter (the “Bid Price Deficiency Letter”) from the Listing Qualifications staff of Nasdaq (the “Staff”) notifying us that, for the preceding 30 consecutive business days, the closing bid price for our Class A ordinary shares had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Bid Price Deficiency Letter constituted a notice of deficiency only and did not affect the listing or trading of our Class A ordinary shares on The Nasdaq Capital Market.

Pursuant to the Bid Price Deficiency Letter, we were initially granted 180 days, or until September 8, 2026, to regain compliance with the Minimum Bid Price Requirement. On September 10, 2026, we received a letter from the Staff notifying us that we were eligible for an additional 180-day period, or until March 8, 2027, to regain compliance. On September 22, 2026, we received a letter from Nasdaq notifying us that the Staff had determined that we had regained compliance with the Minimum Bid Price Requirement because the closing bid price of our Class A ordinary shares had been at least $1.00 per share for 10 consecutive business days from September 8, 2026 through September 21, 2026. Accordingly, we are in compliance with the Minimum Bid Price Requirement, and the matter is closed.

However, there can be no assurance that we will maintain compliance with the Minimum Bid Price Requirement in the future. Furthermore, in the event that the closing bid price of our Class A ordinary shares falls below $0.10 per share for ten consecutive trading days, Nasdaq will issue an immediate Staff Delisting Determination and we will be ineligible for any compliance period that would otherwise be available, which would result in the immediate delisting of our Class A ordinary shares from The Nasdaq Capital Market.

Minimum Market Value Requirement. On July 22, 2026, the SEC approved a new Nasdaq listing requirement mandating that each Nasdaq-listed issuer maintain a minimum market value of listed securities of at least $5 million. Under this new rule, if the market value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, remains below $5 million for a period of 30 consecutive trading days, such issuer’s securities would be immediately delisted, with no compliance or cure period. The new rule also precludes an issuer’s ability to seek a stay of delisting during any appeals process. The new rule, as amended by the SEC, permits Nasdaq hearings panels to reverse a delisting determination only in situations where there was an error by Nasdaq staff or where the issuer satisfies all initial listing requirements. Where the hearings panel review relates to a deficiency in continued listing requirements, the hearings panel generally has the discretion to grant a cure period not to exceed 180 days from the date of the staff delisting determination for the issuer to regain compliance, provided the issuer demonstrates compliance with all applicable listing requirements. However, on July 29, 2026, the SEC’s Division of Trading and Markets confirmed that it had received notices of intention to petition the full SEC for review of the approval of the new rule, which automatically stayed the order implementing the rule pending further action by the SEC. On October 5, 2026, the SEC published notice of a proposed rule change filed by Nasdaq on September 25, 2026 to clarify that the 30-consecutive-business-day non-compliance measuring period would begin on the first business day following the effectiveness of the $5 million minimum market value requirement after the stay is lifted, rather than include days during the stay. The proposed timing amendment was filed for immediate effectiveness, subject to the SEC’s authority to summarily suspend it within 60 days, with comments due within 21 days of publication in the Federal Register. This timing amendment does not itself lift the stay of the underlying requirement. Accordingly, the new rule is not currently in effect, and there can be no assurance as to whether, when, or in what form the rule will ultimately become effective. Our Class A ordinary shares could become subject to Nasdaq delisting proceedings based on the new rule if and when it becomes effective and if the market value of our listed securities falls below $5 million. If our Class A ordinary shares are delisted from Nasdaq, we may seek to have our Class A ordinary shares quoted on an over-the-counter marketplace, such as the OTCQX. The OTCQX is not a stock exchange, and if our Class A ordinary shares were to trade on the OTCQX rather than on a securities exchange, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our Class A ordinary shares, which may lead to lower trading prices for our Class A ordinary shares and could materially and adversely affect the liquidity and value of your investment.

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

As of the date of this Report, Mr. Peter Zuguang Wang, the Chairman of our Board of Directors, beneficially owns all of our issued and outstanding Class B ordinary shares. These Class B ordinary shares constitute approximately 22.65% of our total issued and outstanding ordinary shares and 87.98% of the aggregate voting power of our total issued and outstanding ordinary shares, due to the disparate voting powers associated with our dual-class share structure. As a result of the dual-class share structure and the concentration of ownership, the holder of Class B ordinary shares will have considerable influence over matters such as decisions regarding mergers, consolidations, and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. The holder may take actions that are not in the best interest of us or our other shareholders. This concentration of ownership may discourage, delay, or prevent a change in control of our Company, which could have the effect of depriving our other shareholders of the opportunity to receive a premium for their shares as part of a sale of our Company and may reduce the price of the Class A ordinary shares. This concentrated control will limit your ability to influence corporate matters and could discourage others from pursuing any potential merger, takeover, or other change of control transactions that holders of Class A ordinary shares may view as beneficial.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2026 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month period ended September 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Exhibit Description
3.5(1)	Amended and Restated Memorandum and Articles of Association of the Registrant, currently in effect.
10.1*	Second Extension Agreement, dated October 15, 2026, by and between Zhongchai Holding (Hong Kong) Limited and Cenntro Inc.
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 23, 2026.

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenland Technologies Holding Corp.

Date: November 12, 2026	/s/ Raymond Z. Wang
Raymond Z. Wang
Chief Executive Officer and President